Form 10-Q
period 2005-09-30
TAL International Group, Inc.
filed 2005-11-22
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005
or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number- 001-32638

TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1796526 (I.R.S. Employer Identification Number)

100 Manhattanville Road, Purchase, New York	10577-2135
(Address of principal executive office)	(Zip Code)

(914) 251-9000
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     No *

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes     No

As of November 14, 2005, there were 32,882,208 shares of common stock, $.001 par value outstanding.

*The registrant became subject to the filing requirements on October 11, 2005.

TAL INTERNATIONAL GROUP, INC.

INDEX

Part I — Financial Information

		Page No.
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets at September 30, 2005 (Successor) and December 31, 2004 (Successor)	4
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (Successor) and Unaudited Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2004 (Predecessor)	5
	Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 (Successor) and Unaudited Combined Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 (Predecessor)	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-30
Item 4.	Controls and Procedures	30
Part II — Other Information
Item 1.	Legal Proceedings	31
Item 6.	Exhibits	31
Signature		32

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’, under ‘‘Risk Factors’’ in our registration statement on Form S-1 (File No. 333-126317) filed with the Securities and Exchange Commission (‘‘SEC’’), as such registration statement became effective on October 11, 2005, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) as of September 30, 2005 (unaudited) and December 31, 2004 and for the three and nine months ended September 30, 2005 (unaudited), and the combined consolidated financial statements of Transamerica Maritime Container (the ‘‘Predecessor’’) for the three and nine months ended September 30, 2004 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-126317) filed with the Securities and Exchange Commission (‘‘SEC’’), as such registration statement became effective on October 11, 2005, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	Successor
	September 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$42,866	$17,668
Accounts receivable, net of allowances of $829 and $225	30,184	35,014
Net investment in direct finance leases	70,425	13,262
Leasing equipment, net of accumulated depreciation and allowances of $100,723 and $19,029	1,059,093	1,103,423
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $1,127 and $566	3,787	4,255
Equipment held for sale	28,311	11,578
Goodwill	73,217	73,570
Deferred financing costs	22,439	47,343
Other assets	23,495	14,770
Total assets	$1,353,817	$1,320,883
Liabilities and stockholders' equity (deficit):
Accounts payable	$20,895	$4,580
Accrued expenses	59,150	40,039
Income taxes payable	—	1,557
Deferred income tax liability	6,862	2,393
Debt:
Asset securitization facility	695,000	—
Senior secured credit facility	87,000	797,000
Senior unsecured credit agreement	275,000	275,000
Total liabilities	1,143,907	1,120,569
Preferred stock, Series A 12.0% cumulative, subject to redemption, 210,000 shares authorized, 201,205 and 200,000 shares issued and outstanding, respectively	223,669	203,738
Common stock, subject to redemption, 392,034 and 338,367 shares issued and outstanding, respectively	4	3
Stockholders' equity (deficit):
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 9,812,139 shares issued and outstanding	—	—
Additional paid-in capital	4,014	97
Accumulated deficit	(14,322)	(3,541)
Unearned compensation	(3,427)	—
Accumulated other comprehensive (loss) income	(28)	17
Total stockholders' equity (deficit)	(13,763)	(3,427)
Total liabilities and stockholders' equity (deficit)	$1,353,817	$1,320,883

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations and Combined Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues, including income recognized on direct financing leases of $1,934, $99, $3,356 and $155, respectively	$71,001	$72,701	$215,084	$218,389
Equipment trading revenue	7,774	3,173	17,173	8,790
Management fee income	1,566	1,679	4,978	5,520
Other revenues	738	484	1,909	3,122
Total revenues	81,079	78,037	239,144	235,821
Expenses:
Equipment trading expenses	6,026	2,326	13,257	6,504
Direct operating expenses	6,393	6,862	20,428	20,350
Administrative expenses	9,411	8,372	28,362	25,822
Depreciation and amortization	29,418	35,914	88,076	107,475
Equipment rental expense	17	1,402	279	4,217
Provision for doubtful accounts	528	880	567	1,899
Net (gain) loss on sale of leasing equipment	(1,178)	695	(8,133)	6,679
Write-off of deferred financing costs	24,313	—	24,313	—
Interest and debt expense	21,239	6,722	63,849	20,001
Unrealized (gain) on interest rate swaps	(7,589)	—	(8,975)	—
Other Parent Company charges and management fees	1,346	1,667	4,598	13,969
Total expenses	89,924	64,840	226,621	206,916
(Loss) income before income taxes	(8,845)	13,197	12,523	28,905
Income tax (benefit) expense	(3,090)	4,838	4,577	10,561
Net (loss) income	(5,755)	$8,359	7,946	$18,344
Preferred stock dividends	(6,568)		(18,727)
Net loss applicable to common stockholders	$(12,323)		$(10,781)
Net loss per common share: Basic and Diluted (a)	$(1.21)		$(1.06)
Weighted average number of common shares outstanding — Basic and Diluted	10,204,173		10,186,284

(a) For the three and nine month periods ended September 30, 2004, no income (loss) per share data has been presented as the Predecessor’s results were consolidated with Transamerica Finance Corporation (see Note 1).

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statement of Cash Flows and Combined Consolidated Statement of Cash Flows
(Dollars in thousands)

	Successor	Predecessor
	Nine months ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net Income	$7,946	$18,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,076	107,475
Amortization of deferred financing costs	3,918	—
Write-off of deferred financing costs	24,313	—
Net (gain) loss on sale of leasing equipment	(8,133)	6,679
Unrealized (gain) on interest rate swaps	(8,975)	—
Deferred income taxes	4,469	(14,580)
Stock compensation charge	490	—
Changes in operating assets and liabilities	19,839	(27,999)
Net cash provided by operating activities	131,943	89,919
Cash flows from investing activities:
Purchases of leasing equipment	(132,235)	(243,257)
Investment in direct finance leases	(42,110)	(2,829)
Proceeds from sale of equipment	77,213	48,183
Cash collections on direct financing leases, net of unearned income	4,181	1,816
Net cash (used in) investing activities	(92,951)	(196,087)
Cash flows from financing activities:
Change in due to affiliates, net	—	80,889
Initial borrowings under asset securitization facility	705,000	—
Payments under asset securitization facility	(10,000)	—
Net payments under senior secured credit facility	(710,000)	—
Proceeds from issuance of preferred stock	1,205	—
Proceeds from issuance of common stock	1	—
Distribution to parent	—	(12,390)
Capital contributions	—	37,527
Net cash (used in)/provided by financing activities	(13,794)	106,026
Net increase (decrease) in cash and cash equivalents	25,198	(142)
Cash and cash equivalents, beginning of period	17,668	3,161
Cash and cash equivalents, end of period	$42,866	$3,019

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.    Description of the Business

TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of the acquisition transaction described below. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of Trans Ocean Ltd. (‘‘TOL’’) and TAL International Container Corporation (‘‘TALI’’), formerly known as Transamerica Leasing Inc., and their subsidiaries.

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TOL and TALI and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TOL and TALI were wholly owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V.

Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TOL and TALI for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller (an affiliate of AEGON N.V.). This acquisition of TOL and TALI is referred to as the ‘‘Acquisition.’’ The Acquisition was accounted for using the purchase method of accounting, and, accordingly, the consideration paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair value of the net assets acquired and liabilities assumed, including separately identifiable intangible assets, was allocated to goodwill. The change in goodwill from December 31, 2004 to September 30, 2005 resulted from adjustments to the purchase price allocation.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place as of January 1, 2004. The pro forma financial information is not necessarily indicative of the actual results of operations had the transaction been effected on the assumed date. The following is the pro forma information for the three and nine months ended September 30, 2004 (in thousands, except share data):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Total revenues	$78,905	$238,425
Net (loss) income applicable to common stockholders	(41)	6,664
Earnings per common share:
Basic	$—	$0.66
Diluted	$—	$0.63

The pro forma net income amounts reflect the following items: (i) reversal of the amortization of initial direct lease costs, (ii) adjustments to depreciation expense arising from the valuation of the leasing equipment, as a result of the purchase price allocation from the Acquisition, (iii) increase in net loss (gain) on sale of leasing equipment associated with the fair value adjustments to leasing equipment under the purchase method of accounting, (iv) adjustments for interest expense from new borrowings related to the Acquisition and the elimination of historical interest on debt repaid in the Acquisition, (v) elimination of non-recurring Predecessor expenses, (vi) to record management fees resulting from the Acquisition, (vii) the related income tax effect of the above items based upon a pro forma effective income tax rate of 37.0% and (viii) adjustments for the accrued dividends related to the preferred stock.

B.    Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

As a result of the Acquisition, the financial information for the three and nine months ended September 30, 2005 represents that of the Successor. The combined consolidated financial statements for the three and nine months ended September 30, 2004 include the accounts of the Predecessor as described above. Due to the change in the basis of accounting resulting from the application of the purchase method of accounting, the Predecessor's combined consolidated financial statements and Successor's consolidated financial statements are not necessarily comparable.

The consolidated financial statements include the accounts of the respective entities and their subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform with the current year’s presentation.

C.    Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123R, ‘‘Share-Based Payment,’’ (revised 2004), (‘‘SFAS No. 123R’’). This Statement is a revision of SFAS No. 123. SFAS No. 123R supercedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company is evaluating the requirements under SFAS 123R, including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or modified retrospective transition method). The Company is required to adopt SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding and not vested, management does not expect the adoption of SFAS No.123R to have a significant impact on the financial position, results of operations or cash flows of the Company. However, future grants of share-based compensation will result in the recognition of compensation expense.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS No. 154’’). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the Company's consolidated financial statements.

Note 2 — Initial Public Offering

On October 17, 2005, the Company sold 11.5 million shares of common stock at a price of $18.00 per share in an initial public offering (‘‘IPO’’) which generated net proceeds of approximately $189.2 million, after deducting underwriter discounts and other offering expenses. The Company used the net proceeds of this offering, together with additional borrowings under the new asset securitization facility and the amended and restated senior secured credit facility, to repay the entire outstanding principal and accrued cash interest due on the senior unsecured credit agreement which was approximately $288.0 million on October 17, 2005. Related to the IPO, the following activities also occurred:

1)	The Company’s stockholders approved a 101.5052-for-1 stock split which became effective prior to the consummation of the IPO. All share and per share information in the accompanying financial statements have been retroactively restated to reflect this stock split.

2)	All 201,205 outstanding shares of the Company’s Series A 12.0% cumulative senior preferred stock were converted into 11,178,035 shares of common stock on October 17, 2005, based on the IPO price of $18.00 per common share. As a result of the IPO, the stock split and the preferred stock conversion, the Company had 32,882,208 shares of common stock issued and outstanding as of the completion of the IPO.

3)	Previously issued options granted to various employees of the Company to purchase 454,612 shares of common stock became fully vested on October 17, 2005, and as a result, the unamortized balance of unearned compensation of approximately $3.4 million was recognized as compensation expense at that date.

4)	Options were granted for 612,195 shares of the Company's common stock which became effective as of the IPO date, with an exercise price equal to the IPO price of the common stock of $18.00. After issuance of these options, there remains 1,887,805 shares of common stock available for future stock option grants under the 2005 Management Omnibus Incentive Plan.

5)	Management consulting agreements between the Company and certain of the Company’s stockholders were terminated on October 17, 2005.

6)	The Company expects to pay the aggregate outstanding accrued dividends on the Series A 12.0% cumulative senior preferred stock of $23.6 million.

Sale of Additional Shares — Over-Allotment Option

On October 21, 2005, the underwriters of TAL’s IPO of 11.5 million shares of common stock exercised their over-allotment option in part to purchase 1.0 million additional shares of common stock from certain of TAL’s stockholders. TAL did not receive any proceeds from the sale of the shares pursuant to the over-allotment option. The underwriters waived their rights with respect to the remaining 725,000 shares of common stock covered by the over-allotment option.

Note 3 — Financing Activities

Summary of major activities

During the third and fourth quarters of 2005, the Company completed the following refinancing transactions:

(1)	Effective August 1, 2005, the Company entered into a new asset securitization facility which provides for advances from time to time up to a maximum aggregate principal amount of $875.0 million.

(2)	The Company used the proceeds of its initial borrowings of $705.0 million under the new asset securitization facility to repay a portion of the outstanding principal amount under the $875.0 million senior secured credit facility that it entered into in connection with the Acquisition.

(3)	The Company amended and restated the $875.0 million senior secured credit facility, reducing the maximum aggregate commitment amount thereunder to $175.0 million, and as a result, the Company wrote off $24.3 million of deferred financing costs during the third quarter of 2005.

(4)	On October 17, 2005, the Company used the net proceeds of the IPO, as well as additional borrowings under its new asset securitization facility and the amended and restated senior secured credit facility, to repay the entire outstanding principal and accrued cash interest due on the senior unsecured credit agreement of approximately $288.0 million. In connection with the repayment of the senior unsecured credit agreement, in October 2005, the Company wrote off $13.8 million of deferred financing costs, net of excess accrued interest.

Asset Securitization Facility

Effective August 1, 2005, the Company entered into a new asset securitization facility pursuant to which it contributed, and may from time to time in the future continue to contribute, certain eligible containers, together with the related leases, to TAL Advantage I LLC, a newly created special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose sole business activity is to issue asset backed notes under the Company’s asset securitization facility. On August 1, 2005, the Company made its initial transfer of eligible containers to the SPE, which subsequently issued an initial series of asset backed notes with a maximum aggregate principal amount of $875.0 million, the ‘‘Series 2005-1 Notes’’, the terms of which are more fully described below. The SPE’s initial borrowing under the asset securitization facility was $705.0 million.

The Company’s asset securitization facility is secured by a first priority lien on substantially all of the SPE's assets. The leasing business related to the eligible containers transferred to the SPE is managed by the Company and, in connection with its role as manager, it receives management fees equal to 12% of the net cash receipts (after direct operating expenses) of the SPE together with disposition fees equal to 5% of the sales and casualty proceeds in respect of any of the SPE's containers, all as defined. To the extent that distributable cash remains after the payment of all principal, interest, fees, hedging costs and other amounts payable pursuant to the asset securitization facility, such remaining amounts may be dividended by the SPE to the Company.

The Series 2005-1 Notes initially have a three year revolving period, and, unless the SPE issues an additional series of asset backed notes in a rated securitization that meets certain timing, rating and principal thresholds (a ‘‘Rated Securitization’’) prior to August 1, 2008, this revolving period will be followed by a ten year scheduled principal amortization period. In the event that the SPE consummates a Rated Securitization prior to August 1, 2007, the revolving period of the Series 2005-1 Notes will automatically convert into a 364-day revolving period (which period can be extended with the consent of the noteholders), and in the event that the SPE consummates a Rated Securitization between August 1, 2007 and August 1, 2008, the revolving period shall be converted into such period as the SPE and the noteholders shall then agree (or in the event that no such agreement shall be reached, a period terminating on August 1, 2008).

The SPE's borrowing capacity under the Series 2005-1 Notes is determined by reference to a variable advance rate percentage of the net book values of the SPE's eligible containers, subject to certain adjustments. At September 30, 2005, the applicable commitment fee and interest rate was 0.375% and LIBOR plus 2.125%, respectively, and the applicable advance rate was 80%. Upon completion of the IPO, the applicable advance rate under the asset securitization facility increased to 82% and the Series 2005-1 Notes commitment fees and interest rate decreased to 0.250% per annum and LIBOR plus 1.500% per annum, respectively. To the extent a Rated Securitization is not completed by the SPE prior to August 1, 2007, the currently prevailing interest rate will increase to LIBOR plus 1.625% per annum from that time through maturity of the facility.

Accrued interest and fees and a portion of the outstanding principal amount of the Series 2005-1 Notes, together with certain other amounts, are payable by the SPE on a monthly basis. The portion of the outstanding principal amount of the Series 2005-1 Notes, if any, payable on any such payment date during the revolving period will be equal to the amount by which the outstanding principal amount of the Series 2005-1 Notes exceeds the SPE's then effective borrowing capacity. The weighted average interest rate on this facility as of September 30, 2005 was 5.9%.

In addition to customary events of default and early amortization events, the Series 2005-1 Notes contain various financial covenants, as well as customary restrictions relating to incurring indebtedness or liens, paying dividends and other restricted payments, the making of certain investments and certain other matters.

Senior Secured Credit Facility

In connection with the Acquisition, the Company entered into an $875.0 million senior secured credit facility. Upon the closing of the new asset securitization facility on August 1, 2005, the Company amended and restated the senior secured credit facility to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. The final maturity date of this facility is August 1, 2008.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values as calculated in the credit agreement of the Company’s eligible containers and eligible chassis, subject to certain adjustments. The variable advance rate percentage was 70% at September 30, 2005. Upon completion of the IPO, the variable advance rate percentage increased to 85%, but is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. The Company’s eligible containers for the purposes of determining borrowing capacity under this facility will not include any containers transferred to the SPE in connection with the asset securitization facility described above. The senior secured credit facility is secured by a first priority lien on the Company’s eligible containers and eligible chassis and related leases and lease rights and by a pledge of the equity interests of the SPE.

At September 30, 2005, the senior secured credit facility applicable commitment fee and interest rate was 0.375% and LIBOR plus 2.750%, respectively. The weighted average interest rate under this facility as of September 30, 2005 was 6.6%. Upon completion of the IPO, the senior secured credit facility interest rate decreased to LIBOR plus 2.125% per annum. This rate will remain in place until such time as the variable advance rate percentage decreases to 82%, at which time the interest rate will further decrease to LIBOR plus 2.00% per annum. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the the Company’s then effective borrowing capacity.

In addition to customary events of default, this facility contains various financial covenants as well as containing restrictions on incurring indebtedness or liens, paying dividends and other restricted payments, the making of certain investments and certain other matters.

Due to the refinancing noted above, the Company wrote off $24.3 million of deferred financing costs during the third quarter of 2005 that related to the senior secured credit facility.

Senior Unsecured Credit Agreement

In connection with the Acquisition, TAL entered into a senior unsecured credit agreement with an affiliate of its former parent which provided for a $275.0 million term loan facility with a final maturity of November 2, 2014. This credit facility bore interest at an initial interest rate of 8.75% which increased by 0.25% per annum each 90-day period following the Acquisition, up to a maximum interest rate of 11.5% per annum. As of September 30, 2005, TAL had outstanding principal indebtedness of $275.0 million and no additional borrowing availability under this credit facility. The interest rate under this facility was 9.50% at September 30, 2005, however, the Company accrued interest on a level rate basis of 11.08%, based on the assumption that the balance would remain outstanding until the final contractual maturity of the facility.

On October 17, 2005, the Company used the net proceeds of the IPO, as well as additional borrowings under its new asset securitization facility and its amended and restated senior secured credit facility, to repay the entire outstanding principal and accrued cash interest due on the senior unsecured credit agreement of approximately $288.0 million.

Due to the repayment of the senior unsecured credit agreement noted above, the Company wrote off $13.8 million of deferred financing costs, net of excess accrued interest, during the fourth quarter of 2005.

Interest Rate Swaps

To hedge the risk associated with fluctuations in interest rates, the Company entered into interest rate swap agreements on December 14, 2004 with a financial institution to fix the floating interest rates on a portion of the senior secured credit facility. The interest rate swap contracts had a fixed rate of approximately 3.82%, an initial notional amount of $500 million and an amortizing term of seven years.

The Company recognized additional interest expense of $0.4 million under the interest rate swap contracts for the three months ended September 30, 2005 and $2.9 million under the swap contracts for the nine months ended September 30, 2005.

The interest rate swaps are accounted for on a mark-to-market basis. The fair value of the interest rate swaps was $11.4 million at September 30, 2005, which is included in other assets in the accompanying consolidated balance sheet. In its consolidated statement of operations, the Company recognized a net unrealized gain of $7.6 million and $9.0 million for the three and nine months ended September 30, 2005, respectively, related to the change in the fair value of the interest rate swaps since December 31, 2004.

In addition, on October 28, 2005, the Company entered into two new interest rate swap agreements with a financial institution to fix the floating interest rates on both its senior secured credit facility and its asset securitization facility. One swap has a notional amount of $100 million, a non-amortizing term of 6 years, with a fixed rate of approximately 4.82%. The second swap has a notional amount of $25 million, a non-amortizing term of approximately 2.75 years, with a fixed rate of approximately 4.71%.

Note 4 — Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’). Under the intrinsic value method, compensation cost equal to the difference between the fair value of the shares and the exercise price on the date of grant is recognized from the date of grant over the vesting period of the options. The Company has adopted the disclosure only provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’ (‘‘SFAS No. 148’’).

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied to the Company's stock compensation plans for the three and nine months ended September 30, 2005 (in thousands, except share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss) applicable to common stockholders:
As reported	$(12,323)	$(10,781)
Add: Stock-based compensation expense included in reported net income (loss)	245	490
Deduct: Stock-based compensation expense determined under the fair value method	(245)	(490)
Pro forma net income (loss) applicable to common stockholders	$(12,323)	$(10,781)
Earnings (loss) per common share:
As reported — Basic and Diluted	$(1.21)	$(1.06)
Pro forma — Basic and Diluted	$(1.21)	$(1.06)

Note 5 — Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share of the Successor for the three and nine months ended September 30, 2005 (in thousands, except share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings (loss) per share	$(12,323)	$(10,781)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	10,204,173	10,186,284
Dilutive stock options	—	—
Weighted average shares for diluted earnings (loss) per share	10,204,173	10,186,284
Earnings (loss) per share:
Basic and Diluted	$(1.21)	$(1.06)

For the three and nine month periods ended September 30, 2005, options to purchase 454,612 and 436,723 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

For the three and nine month periods ended September 30, 2004, no income (loss) per share data has been presented as the Predecessor was a component of TFC.

Note 6 — Capital and Stock Options

On February 9, 2005, the Company's board of directors approved and on April 1, 2005, the Company sold to certain members of management of the Company 1,205 shares of its Series A 12.0% Cumulative Senior Preferred Stock (the ‘‘Series A Preferred Stock’’) and 53,667 shares of common stock for approximately $1.2 million. In addition, the Company's board of directors approved the grant of options to purchase 53,667 shares of common stock. The price of the common stock issued and the exercise price of the options granted were deemed to be less than their fair value for financial statement reporting purposes by approximately $3.9 million. Included in the stock subscription agreements were call provisions which gave the Company, under certain circumstances, the right to repurchase the common and preferred shares for a price less than estimated market value for a four year period. The options also had a four year vesting schedule. As a result, the total unearned compensation of $3.9 million was being amortized over four years. The Company recognized $245,000 and $490,000 in compensation expense as of the three and nine month periods ended September 30, 2005, respectively. As of September 30, 2005, there were options to purchase an aggregate of 454,612 shares of the Company's common stock issued pursuant to the Company's 2004 Management Stock Plan outstanding, including the options to purchase 53,667 shares of common stock that were issued thereunder in 2005 as discussed above. The Company’s call provision terminated and all of the options became fully vested upon the consummation of the IPO on October 17, 2005, and the unamortized balance of unearned compensation of approximately $3.4 million was recognized as compensation expense at that date.

Preferred Share Exchange

In August 2005, the holders of all of the Series A Preferred Stock agreed to amend the terms of the Series A Preferred Stock to make it automatically convert into shares of the Company's common stock upon the closing of an initial public offering of shares of the Company's common stock. The conversion price was equal to the IPO price of shares of the Company's common stock. This agreement was effected by the Company's amended and restated certificate of incorporation which became effective on October 5, 2005. All accrued but unpaid dividends on the Series A Preferred Stock through the date of the conversion remained payable in cash.

2005 Management Omnibus Incentive Plan

In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the ‘‘2005 Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Plan. In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company’s common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock.

Note 7 — Related Party Transactions

The Company recognized $1.3 million and $4.6 million, respectively, for the three and nine months ended September 30, 2005 of management fees and expenses relating to the management consulting agreements with certain of the Company’s stockholders. The management consulting agreements were terminated as of the effective date of the IPO, October 17, 2005.

During the three and nine months ended September 30, 2005, the Company paid $0.2 million and $0.4 million, respectively, in Board of Directors fees to related parties.

Prior to the Acquisition and in the normal course of its operations, the Predecessor had transactions with its Parent and their affiliates. These transactions consisted of borrowings and repayments, capital transactions, interest on advances and pension, stock savings plans and other post retirement benefits. Other Parent costs included legal, human resources, finance and certain information technology functions. The allocation of these costs was based upon specific identification, salary and headcount statistics and estimates based on analyses of time spent by individual employees. Had the Predecessor not been part of the consolidated operations of TFC, actual expenses incurred may have been different. The following table sets forth certain of these transactions and their effects on the combined consolidated financial statements for the three and nine months ended September 30, 2004 (in thousands, except percentage amounts):

	Predecessor	Predecessor
	Three months ended September 30, 2004	Nine months ended September 30, 2004
TFC allocated interest	$6,722	$20,001
Average annual interest rate	3.75%	3.85%
Employee compensation	$—	$8,968
Other Parent costs	$1,667	$5,001

Note 8 — Segment and Geographic Information

Industry Segment Information

The Company currently operates in one business segment, intermodal container leasing.

Geographic Segment Information

The Company's customers use containers on an interchangable basis across their many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based the customers' primary domicile (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues:
Domestic	$7,866	$7,662	$23,474	$24,743
Asia	36,790	34,290	106,918	101,482
Europe	31,682	32,193	95,314	97,389
Other international	4,741	3,892	13,438	12,207
Total	$81,079	$78,037	$239,144	$235,821

As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

Note 9 — Commitments and Contingencies

At September 30, 2005, commitments for capital expenditures totaled approximately $25.9 million, principally through the remainder of 2005.

Note 10 — Income Taxes

The consolidated income tax expense for the three and nine month periods ended September 30, 2005 and 2004 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2005 and 2004, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes and the effect of certain permanent differences.

Note 11 — Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign translation adjustments. No other elements of comprehensive income (loss) exist. Comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 was $7.9 million and $18.4 million, respectively.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated and combined financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated and combined financial data and our annual audited consolidated and combined financial statements and related notes thereto included in our registration statement on Form S-1 (File No. 333-126317) filed with the Securities and Exchange Commission (‘‘SEC’’), as such registration statement became effective on October 11, 2005. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ in our Form S-1. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our Company

We are one of the world's largest and oldest lessors of intermodal freight containers. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal freight containers are the primary means by which many goods and materials are shipped internationally.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers. As of September 30, 2005, our fleet consisted of 624,356 containers including 77,526 containers under management for third parties, representing approximately one million twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 12 countries and approximately 199 third party container depot facilities in 40 countries as of September 30, 2005. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of September 30, 2005, dry, refrigerated, special containers and Trader represented 85%, 6%, 7% and 2% of our fleet on a unit basis, respectively.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	September 30, 2005			December 31, 2004			September 30, 2004
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	470,679	59,563	530,242	478,171	60,219	538,390	479,221	61,105	540,326
Refrigerated	34,322	1,648	35,970	34,154	1,697	35,851	34,072	1,706	35,778
Special	27,443	16,315	43,758	29,145	17,652	46,797	29,751	17,963	47,714
Subtotal	532,444	77,526	609,970	541,470	79,568	621,038	543,044	80,774	623,818
Trader	14,386	——	14,386	5,531	——	5,531	5,225	——	5,225
Total	546,830	77,526	624,356	547,001	79,568	626,569	548,269	80,774	629,043

	Equipment Fleet in TEU's
	September 30, 2005			December 31, 2004			September 30, 2004
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	746,089	101,184	847,273	757,690	101,511	859,201	755,395	102,858	858,253
Refrigerated	61,019	2,435	63,454	59,787	2,521	62,308	59,383	2,533	61,916
Special	42,195	26,594	68,789	44,796	28,586	73,382	45,772	29,086	74,858
Subtotal	849,303	130,213	979,516	862,273	132,618	994,891	860,550	134,477	995,027
Trader	22,985	—	22,985	7,500	—	7,500	7,307	—	7,307
Total	872,288	130,213	1,002,501	869,773	132,618	1,002,391	867,857	134,477	1,002,334

We lease our containers on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. In each case, our leases require lessees to maintain the containers in good operating condition, defend and indemnify us from liabilities relating to the containers’ contents and handling and return the containers to specified drop-off locations. As of September 30, 2005, 90% of our containers were on-hire to customers, with 59% of our containers on long-term leases, 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and 4% on finance leases. In addition, 7% of our containers were available for lease and 3% were available for sale.

The following table provides a summary of our lease portfolio as of the dates indicated below:

Lease Portfolio *	September 30, 2005	December 31, 2004	September 30, 2004
Finance lease	4.3%	1.2%	1.0%
Long-term lease	59.2	64.4	64.5
Service lease	26.7	28.3	29.5
Total leased	90.2	93.9	95.0
Existing units available for lease	4.4	2.9	2.7
New units available for lease	2.8	1.5	0.6
Available for sale	2.6	1.7	1.7
Total portfolio	100.0%	100.0%	100.0%

*	Based on units in fleet.

Our operating performance in 2005 has generally been strong. Growth in world containerized trade has created strong demand for containers for the last several years, and this, combined with the high portion of our containers on long-term lease, has resulted in high utilization for our container fleet. In addition, prices for new dry containers increased by nearly 50% from late 2003 to mid 2005, leading to increased market lease rates for new dry containers. As a result, our average leasing rate for dry containers has increased over the last two years. Strong demand for containers and the higher price of new dry containers has also supported an increase in the sale price of our used containers, and we have realized substantial gains on the sales of our used containers in 2005.

The following table sets forth our average container fleet utilization for the periods indicated below:

	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2004
	3 months	9 months	3 months	9 months
Average Utilization	89.8%	90.9%	93.9%	92.2%

While our container utilization is still strong, it is operating slightly below our December 31, 2004 utilization level due to our increased buying of new containers and a build-up of container inventories in Asia by leasing companies and shipping lines. Many leasing companies and shipping lines placed large container orders in the first half of 2005 due to expectations for continued strong growth in world trade. While growth in overall container liftings is estimated by Clarkson's Research Studies to reach approximately 10% for 2005, it is our understanding that most shipping lines are experiencing an unexpected improvement in container operating efficiency this year, and many newly produced containers have not yet been picked up from the factories. We believe that this improved efficiency is a result of a reduction in the congestion that slowed operations at North American and European ports and caused rail delays in 2004. In addition, partially as a result of this excess inventory of new containers and partially due to a reduction in Asian steel prices, new container prices have dropped significantly from the level reached in the second quarter of 2005, though they still remain higher than the average price level experienced during 1999-2003. If new container prices fall much further, it will become difficult for us to continue to increase leasing rates, and the selling prices for our used containers could be negatively impacted.

In response to the oversupply of new containers, we reduced our level of container orders for the third and fourth quarters of 2005. However, we estimate that the oversupply of new containers has been reduced by over 50% since the beginning of the third quarter, and we expect the number of new containers available for lease to return to normal levels for us and the market by the end of 2005. As a result, our purchasing plans for 2006 have not been changed.

Initial Public Offering

On October 17, 2005, we completed an initial public offering ("IPO") of our common stock that generated net proceeds of $189.2 million. We used the net proceeds, together with additional borrowings under our restructured senior secured borrowing facilities and available cash to repay the entire outstanding balance on our senior unsecured debt and all of our accrued preferred dividends. In addition, all of our outstanding preferred stock was converted to common stock at the offering price and no preferred stock remains outstanding. The IPO and the related transactions have resulted in the following:

1)	The number of outstanding common shares increased from 10,204,173 on a split-adjusted basis as of September 30, 2005 to 32,882,208 upon completion of the IPO

2)	The total amount of outstanding debt decreased from $1,057 million on September 30, 2005 to $897 million upon completion of the IPO

3)	Our average effective interest rate decreased from 7.3% the day immediately prior to the IPO to 5.4% the day immediately after the IPO and the related transactions

4)	Management agreements with certain affiliates and the associated management fees were terminated upon completion of the IPO

Basis of Presentation

TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of the acquisition transaction described below. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of Trans Ocean Ltd. (‘‘TOL’’) and TAL International Container Corporation, formerly known as Transamerica Leasing Inc., (‘‘TALI’’) and their subsidiaries.

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TOL and TALI and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TOL and TALI were wholly owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V.

Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TOL and TALI for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller. This acquisition of TOL and TALI is referred to as the ‘‘Acquisition.’’ The Acquisition was accounted for using the purchase method of accounting, and, accordingly, the consideration paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed.  The financial statements for periods prior to November 1, 2004 have been prepared using the Predecessor’s historical basis in the assets and liabilities presented as of the dates specified therein and the historical results of operations for such periods on a combined basis.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2005 and 2004 in dollars and as a percentage of total revenues.

	Successor		Predecessor		Successor		Predecessor
	Three months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues *	$71,001	87.6%	$72,701	93.2%	$215,084	89.9%	$218,389	92.6%
Equipment trading revenue	7,774	9.6	3,173	4.1	17,173	7.2	8,790	3.7
Management fee income	1,566	1.9	1,679	2.1	4,978	2.1	5,520	2.4
Other revenues	738	0.9	484	0.6	1,909	0.8	3,122	1.3
Total revenues	81,079	100.0	78,037	100.0	239,144	100.0	235,821	100.0
Equipment trading expenses	6,026	7.4	2,326	3.0	13,257	5.6	6,504	2.8
Direct operating expenses	6,393	7.9	6,862	8.8	20,428	8.6	20,350	8.6
Administrative expenses	9,411	11.6	8,372	10.7	28,362	11.9	25,822	11.0
Depreciation and amortization	29,418	36.3	35,914	46.0	88,076	36.8	107,475	45.5
Equipment rental expense	17	0.0	1,402	1.8	279	0.1	4,217	1.8
Provision for doubtful accounts	528	0.7	880	1.1	567	0.2	1,899	0.8
Net (gain) loss on sale of leasing equipment	(1,178)	(1.5)	695	0.9	(8,133)	(3.4)	6,679	2.8
Write-off of deferred financing costs	24,313	30.0	—	—	24,313	10.2	—	—
Interest and debt expense	21,239	26.2	6,722	8.6	63,849	26.7	20,001	8.5
Unrealized (gain) on interest rate swaps	(7,589)	(9.4)	—	—	(8,975)	(3.8)	—	—
Other Parent Company charges and management fees	1,346	1.7	1,667	2.2	4,598	1.9	13,969	5.9
Total expenses	89,924	110.9	64,840	83.1	226,621	94.8	206,916	87.7
(Loss) income before income taxes	(8,845)	(10.9)	13,197	16.9	12,523	5.2	28,905	12.3
Income (benefit) tax expense	(3,090)	(3.8)	4,838	6.2	4,577	1.9	10,561	4.5
Net (loss) income	$(5,755)	(7.1)%	$8,359	10.7%	$7,946	3.3%	$18,344	7.8%

•	Includes income recognized on direct financing leases.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004.

Revenues. Total revenues were $81.1 million for the three months ended September 30, 2005, compared to $78.0 million for the three months ended September 30, 2004, an increase of $3.1 million, or 4.0%. The increase was primarily due to higher equipment trading revenue of $4.6 million, resulting from an increase in sales volume and equipment sales prices. The increase in equipment trading revenue was partially offset by a $1.7 million decrease in leasing revenue, primarily resulting from a decrease in equipment utilization.

Equipment trading expenses. Equipment trading expenses were $6.0 million for the three months ended September 30, 2005, compared to $2.3 million for the three months ended September 30, 2004, an increase of $3.7 million, resulting from more units sold and the higher cost basis of equipment sold.

Direct operating expenses. Direct operating expenses were $6.4 million for the three months ended September 30, 2005, compared to $6.9 million for the three months ended September 30, 2004, a decrease of $0.5 million or 7.2%. During the three months ended September 30, 2005, positioning costs declined by $0.4 million compared to the same period of 2004, and repairs were $0.9 million lower in the three months ended September 30, 2005 compared to the same period of 2004 due to a decrease in the number of units repaired. These declines were partially offset by an increase in storage costs of $0.8 million due to a decline in utilization.

Administrative expenses. Administrative expenses were $9.4 million for the three months ended September 30, 2005, compared to $8.4 million for the three months ended September 30, 2004, an increase of $1.0 million or 11.9%. This increase was primarily due to higher professional fees and other administrative expenses related to becoming a public company.

Depreciation and amortization. Depreciation and amortization was $29.4 million for the three months ended September 30, 2005, compared to $35.9 million for the three months ended September 30, 2004, a decrease of $6.5 million or 18.1%. The decrease was primarily due to purchase accounting. Under purchase accounting each unit was assigned a fair value at the date of the Acquisition. The net book value assigned to the fleet under purchase accounting was $1,101.2 million, as compared to the net book value of acquired fleet of $1,057.8 million, an increase of $43.4 million or 4.1%. However, the allocation of values to the specific units had the effect of increasing values of the younger containers, while decreasing values of the older containers. Since the younger containers have a longer remaining depreciable life, this shift in value resulted in lower overall depreciation.

Equipment rental expense. Equipment rental expense was zero for the three months ended September 30, 2005, compared to $1.4 million for the three months ended September 30, 2004, a decrease of $1.4 million. The decrease was primarily due to the purchase of certain equipment in the first quarter of 2005 that was previously leased-in under operating leases.

Provision for doubtful accounts. Provision for doubtful accounts was $0.5 million for the three months ended September 30, 2005, compared to a provision of $0.9 million for the three months ended September 30, 2004. The decrease is primarily due to improved credit conditions in 2005.

Net (gain) loss on sale of leasing equipment. Gain on sale of equipment was $1.2 million for the three months ended September 30, 2005, compared to a loss of $0.7 million for the three months ended September 30, 2004, an increase of $1.9 million. The increase was primarily due to increased selling prices for our used containers, as well as a higher number of units sold.

Write-off of deferred financing costs. Write-off of deferred financing costs was $24.3 million for the three months ended September 30, 2005, compared to zero for the three months ended September 30, 2004. As a result of refinancing our senior secured credit facility on August 1, 2005, we wrote off $24.3 million of unamortized financing costs that were previously deferred.

Interest and debt expense. Interest and debt expense was $21.2 million for the three months ended September 30, 2005, compared to $6.7 million for the three months ended September 30, 2004, an increase of $14.5 million. The increase was primarily due to changes in our capital structure resulting from the Acquisition, which increased our debt level and effective interest rate.

Unrealized (gain) on interest rate swaps. Unrealized (gain) on interest rate swaps was $7.6 million for the three months ended September 30, 2005, compared to zero for the three months ended September 30, 2004. We entered into interest rate swap agreements on December 14, 2004 to fix the floating interest rate on our senior secured credit facility. The interest rate swaps were accounted for on a mark-to-market basis and their fair value was approximately $11.4 million at September 30, 2005, as compared to $3.8 million at June 30, 2005, with the increase in fair value due to an increase in interest rates.

Other Parent Company charges and management fees. Other Parent Company charges and management fees were $1.3 million for the three months ended September 30, 2005, compared to $1.7 million for the three months ended September 30, 2004. Other Parent Company charges of $1.7 million for the three months ended September 30, 2004 represented allocated overhead costs for services such as legal, human resources, finance and certain information technology functions. Management fees of $1.3 million in the three months ended September 30, 2005 are payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax (benefit) expense. Income tax benefit was ($3.1) million for the three months ended September 30, 2005, compared to an income tax expense of $4.8 million for the three months ended September 30, 2004, and the effective tax rates for the periods were 34.9% and 36.7% respectively. The state tax rate was reduced from 3% to 1% in the nine months ended September 30, 2005 as a result of a favorable change in New York State tax law. This change resulted in the effective rate being reduced from 36.7% to 35.7%. The remaining difference in the rate between 35.7% and 34.9% is due to the effect of certain permanent differences. In conjunction with the Acquisition, both the seller and the purchaser elected to have the provisions of Internal Revenue Code Section 338(h)(10) apply to the sale, resulting in the transaction being treated as a taxable asset sale for U.S. federal income tax purposes. As a result of this election, the tax basis of our assets was adjusted to fair market value for U.S. federal income tax purposes, resulting in tax depreciation allowances over periods ranging from 5 to 7 years as well as the elimination of the net deferred U.S. federal income tax liability balance that existed immediately prior to the sale.

We do not expect to pay U.S. federal income taxes for the foreseeable future, although we will be recording income tax expense, due to the following:

1)	The Section 338(h)(10) election associated with the Acquisition, and the availability of accelerated U.S. tax depreciation to the existing container fleet, and

2)	The availability of accelerated U.S. tax depreciation on our future purchases of containers.

Net (loss) income. Net loss was ($5.8) million for the three months ended September 30, 2005, compared to net income of $8.4 million for the three months ended September 30, 2004, a decrease of $14.2 million. The decrease in net income was due to all of the factors discussed above.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004.

Revenues. Total revenues were $239.1 million for the nine months ended September 30, 2005, compared to $235.8 million for the nine months ended September 30, 2004, an increase of $3.3 million, or 1.4%. The increase was primarily due to an increase in equipment trading revenue of $8.4 million resulting from an increase in sales volume and equipment sales prices. This increase was partially offset by a decrease in leasing revenues of $3.3 million primarily resulting from a decline in utilization.

Equipment trading expenses. Equipment trading expenses were $13.3 million for the nine months ended September 30, 2005, compared to $6.5 million for the nine months ended September 30, 2004, an increase of $6.8 million or 104.6%, resulting from more units sold and the higher cost basis of equipment sold.

Direct operating expenses. Direct operating expenses were $20.4 million for the nine months ended September 30, 2005, basically unchanged as compared to the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we recovered units on lease from non-performing customers, previously provided for under our allowance policy. This recovery resulted in a reversal of the provision of $2.7 million in the first nine months of 2004. During the nine months ended September 30, 2005, positioning costs declined by $1.5 million compared to the same period of 2004. Additionally, costs such as storage, handling and repairs were $1.8 million lower in the nine months ended September 30, 2005 compared to the same period of 2004.

Administrative expenses. Administrative expenses were $28.4 million for the nine months ended September 30, 2005, compared to $25.8 million for the nine months ended September 30, 2004, an increase of $2.6 million or 10.1%. This increase was primarily due to higher professional fees and other administrative expenses related to becoming a public company.

Depreciation and amortization. Depreciation and amortization was $88.1 million for the nine months ended September 30, 2005, compared to $107.5 million for the nine months ended September

30, 2004, a decrease of $19.4 million or 18.0%. The decrease was primarily due to purchase accounting. Under purchase accounting each unit was assigned a fair value at the date of the Acquisition. The net book value assigned to the fleet under purchase accounting was $1,101.2 million, as compared to the net book value of acquired fleet of $1,057.8 million, an increase of $43.4 million or 4.1%. However, the allocation of values to the specific units had the effect of increasing values of the younger containers, while decreasing values of the older containers. Since the younger containers have a longer remaining depreciable life, this shift in value resulted in lower overall depreciation.

Equipment rental expense. Equipment rental expense was $0.3 million for the nine months ended September 30, 2005, compared to $4.2 million for the nine months ended September 30, 2004, a decrease of $3.9 million or 92.9%. The decrease was primarily due to the purchase of certain equipment in the first quarter 2005 that was previously leased-in under operating leases.

Provision for doubtful accounts. Provision for doubtful accounts was $0.6 million for the nine months ended September 30, 2005, compared to a provision of $1.9 million for the nine months ended September 30, 2004. The decrease is primarily due to improved credit conditions in 2005.

Net (gain) loss on sale of leasing equipment. Gain on sale of equipment was $8.1 million for the nine months ended September 30, 2005 compared to a loss of $6.7 million for the nine months ended September 30, 2004, an increase of $14.8 million. The increase was primarily due to increased selling prices for our used containers.

Write-off of deferred financing costs. Write-off of deferred financing costs was $24.3 million for the nine months ended September 30, 2005, compared to zero for the nine months ended September 30, 2004, an increase of $24.3 million. As a result of refinancing our senior secured credit facility on August 1, 2005, we wrote off $24.3 million of unamortized financing costs that were previously deferred.

Interest and debt expense. Interest and debt expense was $63.8 million for the nine months ended September 30, 2005, compared to $20.0 million for the nine months ended September 30, 2004, an increase of $43.8 million. The increase was primarily due to changes in our capital structure resulting from the Acquisition, which increased our debt level and effective interest rate.

Unrealized (gain) on interest rate swaps. Unrealized (gain) on interest rate swaps was $9.0 million for the nine months ended September 30, 2005, compared to zero for the nine months ended September 30, 2004. We entered into interest rate swap agreements on December 14, 2004 to fix the floating interest rate on our senior secured credit facility. The interest rate swaps were accounted for on a mark-to-market basis and their fair value was approximately $11.4 million at September 30, 2005 as compared to $2.4 million at December 31, 2004, with the increase in fair value due to an increase in interest rates.

Other Parent Company charges and management fees. Other Parent Company charges and management fees were $4.6 million for the nine months ended September 30, 2005, compared to $14.0 million for the nine months ended September 30, 2004. During the first nine months of 2004, our former parent paid $9.0 million of incentive and other management compensation to certain of our employees and allocated $5.0 million of certain overhead costs for services such as legal, human resources, finance and certain information technology functions. The payment for incentive and management compensation was the result of a retention and incentive program established by our former parent that was triggered in January 2004 by the sale of other businesses by our former parent. In the first nine months of 2005, we recognized an expense of $4.6 million of management fees payable under certain management agreements, which were terminated upon completion of the IPO in October 2005.

Income tax (benefit) expense. Income tax expense was $4.6 million for the nine months ended September 30, 2005, compared to $10.6 million for the nine months ended September 30, 2004, a decrease of $6.0 million, and the effective tax rates for the periods were 36.6% and 36.5 % respectively. The state tax rate was reduced from 3% to 1% in the nine months ended September 30, 2005 as a result of a favorable change in the New York State tax law. The benefit of the state tax rate reduction was substantially offset by the effect of certain permanent differences. In conjunction with the Acquisition, both the seller and the purchaser elected to have the provisions of Internal Revenue Code Section 338(h)(10) apply to the sale, resulting in the transactions being treated as a taxable asset sale for U.S. federal income tax purposes. As a result of this election, the tax basis of our assets was adjusted to fair market value for U.S. federal income tax purposes, resulting in tax depreciation allowances over periods ranging from 5 to 7 years as well as the elimination of the net deferred U.S. federal income tax liability balance that existed immediately prior to the sale.

We do not expect to pay U.S. federal income taxes for the foreseeable future, although we will be recording income tax expense, due to the following:

1)	The Section 338(h)(10) election associated with the Acquisition, and the availability of accelerated U.S. tax depreciation to the existing container fleet, and

2)	The availability of accelerated U.S. tax depreciation on our future purchases of containers.

Net income (loss). Net income was $7.9 million for the nine months ended September 30, 2005 compared to net income of $18.3 million for the nine months ended September 30, 2004, a decrease of $10.4 million. The decrease in net income was due to all of the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior secured credit facility and our asset securitization facility. Our cash flows will be used to finance capital expenditures, provide working capital and meet debt service requirements. We believe that cash from operations and existing cash, together with available borrowings under our senior secured credit facility and our asset securitization facility will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Historically, our primary funding source had been cash provided by operations and cash from the sale of our owned used containers. Prior to the Acquisition, we had the ability to borrow from our former parent. As a result of the Acquisition, however, our capital structure changed, and we are now dependent on third parties for financing.

In connection with the financing of the Acquisition, we entered into an $875.0 million senior secured credit facility and made initial borrowings of $805.0 million thereunder. At that time we also entered into a $275.0 million senior unsecured credit agreement with an affiliate of our former parent and made initial borrowings of $275.0 million thereunder. In addition, certain of our equity investors made preferred and common equity investments in us totaling $200.1 million.

Effective August 1, 2005, we entered into a new asset securitization facility which provides for advances from time to time up to a maximum aggregate principal amount of $875.0 million. We used the proceeds of our initial borrowings of $705.0 million under this facility to repay a portion of the outstanding principal amount of the $875.0 million senior secured credit facility that we entered into in connection with the Acquisition. In connection with our new asset securitization facility and the application of our initial borrowings thereunder, effective August 1, 2005, we amended and restated the $875.0 million senior secured credit facility that we entered into in connection with the Acquisition to, among other things, reduce the maximum aggregate commitment amount thereunder to $175.0 million. Accordingly, as of September 30, 2005, our debt structure consisted of an $875.0 million asset securitization facility, a $175.0 million senior secured credit facility and a $275.0 million senior unsecured credit agreement.

On October 17, 2005, we completed an initial public offering of our common stock that generated net proceeds of $189.2 million. We used the net proceeds of this offering, together with additional borrowings under the new asset securitization facility and the amended and restated senior secured credit facility, to repay the entire outstanding balance on our senior unsecured debt of $275.0 million. In addition, all of our outstanding preferred stock was converted to common stock at the offering price and no preferred stock remains outstanding.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

	Successor	Predecessor
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net cash provided by operating activities	$131,943	$89,919
Purchases of leasing equipment	$(132,235)	$(243,257)
Investment in direct finance leases	(42,110)	(2,829)
Proceeds from disposition of equipment	77,213	48,183
Cash collected on direct finance lease receivables, net of unearned income	4,181	1,816
Net cash (used in) investing activities	$(92,951)	$(196,087)
Net cash (used in) / provided by financing activities	$(13,794)	$106,026

Operating Activities

Net cash provided by operating activities increased by $42.0 million to $131.9 million in the nine months ended September 30, 2005, compared to $89.9 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2004 there were cash uses of $30.6 million in respect of U.S. Federal income taxes, while in the nine months ended September 30, 2005 we had no U.S. Federal income tax liability. In addition, accounts payable and accrued expenses increased at September 30, 2005 due to more new equipment purchases on account and more accrued interest in the nine months ended September 30, 2005 as compared to the same period in 2004.

Investing Activities

Net cash used in investing activities decreased by $103.1 million to $93.0 million in the nine months ended September 30, 2005, as compared to $196.1 million in the nine months ended September 30, 2004. Capital expenditures were $174.3 million, including investments in direct finance leases of $42.1 million, in the nine months ended September 30, 2005, compared to $246.1 million, including investment in direct finance leases of $2.8 million, in the nine months ended September 30, 2004. On January 2, 2004, we elected to exercise a purchase option for 67,251 units for $150.7 million that we had formerly leased-in on an operating lease. Excluding this purchase of existing containers, capital expenditures increased primarily due to an increase in the level of procurement and an increase in new container prices. Sales proceeds from the disposal of equipment increased $29.0 million to $77.2 million in the nine months ended September 30, 2005, compared to $48.2 million in the nine months ended September 30, 2004. The increase was due to higher container sales prices and an increase in units sold. Net cash provided from finance receivables increased by $2.4 million to $4.2 million for the nine months ended September 30, 2005, compared to $1.8 million for the nine months ended September 30, 2004.

Financing Activities

Prior to the Acquisition, our primary source of financing was our former parent, which resulted in borrowings or repayments and capital transactions with our former parent. Since the Acquisition, our principal source of financing has been borrowings under our asset securitization facility and our senior secured credit facility.

Net cash used in financing activities was $13.8 million for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $106.0 million for the nine months ended

September 30, 2004. In the nine months ended September 30, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility. Additionally, we sold 1,205 shares of our Series A 12.0% cumulative senior preferred stock and 53,667 shares of our common stock to certain members of our management for approximately $1.2 million in April 2005.

Contractual Obligations

We are parties to various operating leases and are obligated to make payment related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2005.

	Payments Due by Period
	(dollars in millions)
Contractual Obligations:	Total	Less than 1 year (2005)	1-3 years (2006-2008)	3-5 years (2009-2011)	More than 5 years (2012 and thereafter)
Total debt obligations(1):
Asset securitization facility	$1,028.8	$10.8	$156.8	$311.1	$550.1
Senior secured credit facility	104.0	1.6	102.4	—	—
Senior unsecured credit agreement(2)	288.0	288.0	—	—	—
Operating leases	8.8	0.6	4.6	3.4	0.2
Purchase obligations	25.9	25.9	—	—	—
Preferred stock dividends(3)	23.6	23.6	—	—	—
Total contractual obligations	$1,479.1	$350.5	$263.8	$314.5	$550.3

(1)	Amounts include actual and estimated interest for floating-rate debt based on September 30, 2005 rates and the net effect of the interest rate swaps.

(2)	We used the net proceeds of the IPO, together with additional borrowings under our asset securitization facility and senior secured credit facility to repay the entire outstanding principal and cash interest due under this senior unsecured credit agreement on October 17, 2005.

(3)	We had 201,205 shares of Series A 12.0% cumulative senior preferred stock issued and outstanding as of September 30, 2005, which were converted to common stock in connection with the IPO on October 17, 2005. The dividend requirement on these shares is expected to be paid in the fourth quarter of 2005.

Effective August 1, 2005, we entered into a new asset securitization facility pursuant to which TALI has sold, and may from time to time in the future continue to sell, certain eligible containers, together with the related leases, to TAL Advantage I LLC, a newly created special purpose entity (the ‘‘SPE’’) and a wholly-owned consolidated subsidiary of TALI whose sole business activity is to issue asset backed notes under our asset securitization facility. On August 1, 2005, TALI made its initial sale of eligible containers to the SPE pursuant to the asset securitization facility and the SPE issued an initial series of asset backed notes, the Series 2005-1 Notes. On August 1, 2005, the SPE issued Series 2005-1 Notes with a maximum aggregate principal amount of $875.0 million, under which an initial draw of $705.0 million was made. At September 30, 2005 the balance due under this facility was $695.0 million.

In connection with our new asset securitization facility, effective August 1, 2005, we amended and restated our senior secured credit facility to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. At September 30, 2005, the balance due under this facility was $87.0 million.

Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our historical financial statements contained elsewhere in this Form 10-Q.

Revenue Recognition

Operating Leases with Customers

We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo containers. Long-term leases provide the ocean carriers with specified container equipment for a specified term. Our leasing revenues are based upon the number of containers leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the lessee to pick up and drop off containers at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of containers utilized at contracted per diem rates. Revenue for customers where collection is not assured is deferred and recognized when the amounts are received. Also, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize billings to customers for damages incurred and certain other pass through costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer.

Direct Finance Leases with Customers

We enter into direct finance leases as lessor for container equipment that we own. The net investment in direct finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Direct finance leases are usually long-term in nature, typically ranging for a period of five to ten years and may include a bargain purchase option to purchase the equipment at the end of the lease term.

Management Fee Income

We manage equipment, which is owned by third parties and we earn management fees based on the income earned by the leasing and sales of such equipment. Amounts we collect as agent on behalf of third parties that own such equipment are not included in revenue and costs paid for managed equipment are not included in expense.

Equipment Trading Revenue

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The related expenses are recognized as incurred and are disclosed as equipment trading expense in the consolidated statements of operations.

Other Revenues

Other revenues include fee income for third party positioning of equipment.

Direct Operating Expenses

Direct operating expenses are directly related to our equipment under and available for lease. These expenses primarily consist of our costs to repair and maintain the equipment, to store the equipment when it is not on lease, to re-position the equipment and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for our leasing equipment ranges from 10 to 15 years from the date of manufacture, for both the Successor and Predecessor companies. Estimated useful lives have been based on independent appraisals and will be adjusted if necessary based on actual experience. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge repair and maintenance costs that do not extend the lives of the assets as incurred and include these costs in direct operating expenses.

An allowance is provided through direct operating expenses based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which we believe we will not ultimately recover. The percentage is developed based on historical experience.

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board (‘‘FASB’’) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), container equipment held for sale is carried at the lower of its fair value, based on current transactions, less costs to sell or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net loss (gain) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net loss (gain) on sale of leasing equipment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is updated on a regular basis and is based upon a review of the collectibility of our receivables. This review considers the risk profile of the customer, credit quality indicators such as the level of past-due amounts and economic conditions. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. However, actual losses could exceed the amounts provided for in certain periods.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between our financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Goodwill

In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangibles’’ we will evaluate our goodwill balance for possible impairment at least annually, in the fourth quarter of each year. A review of goodwill may also be initiated if events or circumstances indicate the carrying value may be impaired. In the future, in performing this evaluation management will consider many factors including projected future operating results and cash flows, economic trends and other market place data.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (revised 2004), (‘‘SFAS No. 123R’’). This Statement is a revision of SFAS No. 123. SFAS No. 123R supercedes APB No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. We are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or modified retrospective transition method). We are required to adopt SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding and not vested, we do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position, results of operations or cash flows. However, future grants of shared-based compensation will result in the recognition of compensation expense.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS No. 154’’). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency, interest rate, and credit risks.

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in fiscal years 2004 and 2005 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Risk

We enter into interest rate swaps to fix the interest rates on a portion of our debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with the overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

The primary external risk of our interest rate swap agreements instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with the majority of our counterparties rated ‘‘AA’’ or better. Credit exposures are measured based on the market value of outstanding derivatives instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

As of September 30, 2005, the initial notional principal amount underlying our interest rate swaps was $500 million. These interest rate swaps were entered into on December 14, 2004, have an amortizing 7 year term and a fixed rate of approximately 3.82%.

In addition, on October 28, 2005, the Company entered into two new interest rate swap agreements with a financial institution to fix the floating interest rates on its debt facilities. One swap has a notional amount of $100 million, a non-amortizing term of 6 years, with a fixed rate of approximately 4.82%. The second swap has a notional amount of $25 million, a non-amortizing term of approximately 2.75 years, with a fixed rate of approximately 4.71%.

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $1.1 million for the nine months ended September 30, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

Credit Risk

We maintain detailed credit records regarding our customers and set maximum exposure limits for our significant customers based on our review of these records. Credit criteria include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth leverage, profitability, trade routes, country of domicile, social and political climate, and the type of, and location of, containers that are to be supplied.) We diligently monitor our customers' performance and our lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of long-standing relationships in the shipping industry that provide current information about our customers.

Industry factors that provide incremental credit protection include the strong growth in the container industry, effective collection tools, our high recovery rate for containers in default situations and the re-marketability of our container fleet. The strong growth in the container industry helps minimize the risk of customer defaults since the core assets of a poorly performing shipping line, its ships and containers, are generally needed to meet world containerized trade demand. As a result, poorly performing shipping lines are often acquired by others. In addition, the law in certain major port locations is highly favorable to creditors and many of our large customers call on ports that will allow us to arrest, or seize, the customer’s ships or bunkers, or repossess our containers if the customer is in default under our container leases. We have historically recovered approximately 90% of our containers that were subject of defaulted contracts and we are able to successfully re-market these repossessed containers through our worldwide sales infrastructure. However, we typically incur operating expenses such as repairs and positioning when containers are recovered after a customer default.

For the nine months ended September 30, 2005, our five largest customers accounted for approximately 45% of our leasing revenues, with our largest customer accounting for approximately 17% of our leasing revenues. As of September 30, 2005, approximately 74% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts includes an estimate of allowances necessary for receivables on our operating lease receivables.

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we are a party to litigation matters arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, based on information presently available to us, we believe that we have adequate legal defenses, reserves or insurance coverage and any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

November 21, 2005

/s/ Chand Khan Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)