Form 10-K
period 2005-12-31
TAL International Group, Inc.
filed 2006-03-20
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005
or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file number- 001-32638

TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware	20-1796526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Manhattanville Road, Purchase, New York	10577-2135
(Address of principal executive office)	(Zip Code)
(914) 251-9000
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                         Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes  No

As of December 31, 2005, the last business day of the Registrant’s most recently completed fiscal quarter, there were 32,882,208 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on December 31, 2005) was approximately $176,921,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of December 31, 2005 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, there were 32,882,208 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on May 22, 2006, are incorporated by reference into Part III hereof.

TAL International Group, Inc.
2005 Annual Report on Form 10-K
Table of Contents

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. ‘‘Risk Factors’’ in this annual report and in our registration statement on Form S-1 (File No. 333-126317) filed with the Securities and Exchange Commission (‘‘SEC’’), as such registration statement became effective on October 11, 2005, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

WEBSITE ACCESS TO COMPANY'S REPORTS AND CODE OF ETHICS

Our Internet website address is www.talinternational.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Ethics is also available on our website.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: TALSM, Tradex®, Trader® and Greyslot®.

PART I

ITEM 1.    BUSINESS

Our Company

We were formed in 1963 and are one of the world's largest and oldest lessors of intermodal freight containers. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal freight containers are the primary means by which many goods and materials are shipped internationally.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers, as well as chassis used for the transportation of containers domestically via rail and roads. As of December 31, 2005, our fleet consisted of approximately 613,911 containers and chassis, including approximately 76,830 containers under management for third parties, representing approximately 988,000 twenty-foot equivalent units (TEU). We also believe that we are the world's largest seller of used containers. We have an extensive global presence, offering leasing services through 19 offices in 12 countries and approximately 194 third party container depot facilities in 42 countries as of December 31, 2005. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. As of December 31, 2005, dry, refrigerated and special containers represented approximately 87%, 6% and 7% of our fleet on a unit basis, respectively. Our chassis leasing business, which we re-entered in the fourth quarter of 2005, represented under 1% of our fleet on a unit basis as of December 31, 2005. For each of the fiscal years 2005, 2004 and 2003, dry, refrigerated and special containers represented approximately 60%, 30% and 10% of our leasing revenues, respectively.

We lease our containers on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. Our leases require lessees to maintain the containers in good operating condition, defend and indemnify us from liabilities relating to the containers’ contents and handling and return the containers to specified drop-off locations. As of December 31, 2005, 89% of our containers were on-hire to customers, with 59% of our containers on long-term leases, 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments and 4% on finance leases. As of December 31, 2005, our long-term leases had an average remaining lease term of 31 months. In addition, 8% of our containers were available for lease and 3% were available for sale.

We believe that we are the world's largest seller of used containers, having sold over 50,000 used containers in each of the last five years on behalf of ourselves and third parties. We manage our own container disposals, act as the disposal agent for a number of our shipping line customers and buy and sell used containers on an opportunistic basis.

Our total revenues primarily consist of leasing revenues derived from the lease of our owned containers and, to a lesser extent, fees received for managing containers owned by third parties and equipment trading revenue. The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned container fleet size, utilization and average rental rates, exceed our operating costs, which primarily consist of depreciation and amortization, interest expense, direct operating expenses and administrative expenses. We seek to exceed a targeted return on our investment over the life cycle of each container by managing container utilization, per diem lease rates, drop-off restrictions and the used container sale process.

History

TAL International Group, Inc. (‘‘TAL’’ or ‘‘the Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 when it acquired all of the outstanding capital stock of Trans Ocean Ltd. (‘‘Trans Ocean’’ or ‘‘TOL’’) and TAL International Container Corporation (‘‘TAL International Corporation’’or "TALI") from TA Leasing Holding Co., Inc. (‘‘the Acquisition’’). Prior to the consummation of the Acquisition, Trans Ocean and TAL International Corporation were subsidiaries of an international insurance and finance company. Prior to the Acquisition, Trans Ocean and TAL International Corporation provided long-term leases, service leases and finance leases, maritime container management services and subsequent sale of multiple types of intermodal containers through a worldwide network of offices, third party depots and other facilities.

Industry Overview

According to Drewry Shipping Consultants Limited, as of December 2005, the container shipping industry was an approximately $185.0 billion industry, as measured by the annual gross revenues of shipping lines. Containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies (‘‘Clarkson’’), worldwide containerized cargo volume grew in every year from 1980 through 2004, attaining a compound annual growth rate (‘‘CAGR’’) of 10.0% during that period. Furthermore, Clarkson projected that loaded container liftings, which is a measure of volume in the industry, is expected to increase by 10.1% in both 2005 and 2006. We believe that this projected growth is due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns, the continued conversion of cargo from bulk shipping into containers and the growing liberalization and integration of world trade.

According to Containerisation International, container lessors’ ownership was approximately 9.8 million TEU or approximately 45.1% of the total worldwide container fleet of approximately 21.6 million TEU as of the end of 2005. The percentage of owned versus leased containers utilized by shipping lines has ranged from approximately 45% to 48% over the last decade according to Containerisation International. In general, leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements at a port-by-port level, the availability of containers for lease significantly reduces a shipping line's need to purchase and maintain larger container inventory buffers. In addition, the flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset-intensive business.

Container leasing rates are typically a function of, among other things, new container prices (which are heavily influenced by steel prices), interest rates and the container supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of container leases respond more gradually to changes in new container prices, because lease agreements can only be re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of containers is closely related to the cost of new containers.

Operations

Fleet Overview

As of December 31, 2005, we operated approximately 988,000 TEU of containers and chassis. Our container fleet consists of three types of containers: dry containers, refrigerated containers and special containers. The containers that we lease are either owned outright by us, leased-in from third-parties, or owned by third-parties and managed by us. The table below summarizes the composition of our fleet by the type of unit:

	Drys	Specials	Refrigerated	Chassis	Total
Owned	474,433	27,412	34,026	1,210	537,081
Managed	59,180	16,025	1,625	—	76,830
Total fleet	533,613	43,437	35,651	1,210	613,911
% of Fleet owned	88.9%	63.1%	95.4%	100.0%	87.5%

We operate our business through 19 worldwide offices located in 12 different countries as of December 31, 2005. Our operations include a global sales force, a global container operations group, a container resale group, and a logistics services group. Our headquarters are located in Purchase, New York.

Our Containers

Intermodal containers are designed to meet a number of criteria outlined by the International Standards Organization (ISO). The standard criteria include the size of the container and the gross weight rating of the container. This standardization ensures that containers can be used by the widest possible number of transporters and it facilitates container and vessel sharing by the shipping lines. The standardization of the container is also an important element of the container leasing business since we can operate one fleet of containers that can be used by all of our major customers.

Our container fleet consists of three types of containers:

•	Dry Containers. A dry container is essentially a steel-constructed box with a set of doors on one end. Dry containers come in lengths of 20', 40' or 45'. They are 8' wide, and either 8'6’’ or 9'6’’ tall. Dry containers are the least-expensive type of intermodal container and are used to carry most types of freight. As of December 31, 2005, our fleet included approximately 533,613 dry containers, which accounted for 87% of our container fleet.

•	Refrigerated Containers. Refrigerated containers include an integrated cooling machine and an insulated container, and these containers are typically used to carry perishable cargo such as fresh and frozen produce. As of December 31, 2005, our fleet included approximately 35,651 refrigerated containers, which accounted for 6% of our container fleet.

•	Special Containers. Most of our special containers are open top and flat rack containers. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift into a standard container. As of December 31, 2005, our fleet included approximately 43,437 special containers, which accounted for 7% of our container fleet.

Our Chassis

A chassis is a rectangular, wheeled steel frame, generally 23½ or 40 feet in length, built specifically for the purpose of transporting a container. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States and are seldom used in other countries. As of December 31, 2005, our fleet included approximately 1,210 chassis, which accounted for under 1% of our total fleet.

Our Leases

Most of our revenues are derived from leasing our fleet of containers to our core shipping line customers. The vast majority of our container leases are structured as operating leases, though we also provide customers with finance leases. Regardless of lease type, we seek to exceed our targeted return on our container investments over the life cycle of each container by managing container utilization, lease rates, drop-off restrictions and the used container sale process.

Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•	Operating Flexibility. The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers helps the shipping lines manage this uncertainty and minimize the requirement for large inventory buffers by allowing them to pick-up leased containers on short notice.

•	Fleet Size Flexibility. Container leases allow shipping lines to adjust the size of their fleets as their trade volumes change due to seasonality, market changes or changes in company strategies.

•	Alternative Source of Financing. Container leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the rapid growth of the asset-intensive container shipping industry.

Operating Leases. Operating leases are structured to allow customers flexibility to pick-up containers on short notice and to drop-off containers prior to the end of their useful life. Because of this flexibility, most containers will go through several pick-up and drop-off cycles. Our operating lease contracts specify a per diem rate for each container on-hire, where and when such containers can be returned, how the customer will be charged for damage and the charge for lost or destroyed containers, among other things.

We categorize our operating leases as either long-term leases or service leases. Long-term lease terms typically range from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain all units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2005, 59% of our containers were on-hire under long-term leases. As of December 31, 2005, our long-term leases had an average remaining duration of 31 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for containers that are less than sale age at the expiration of the lease. In addition, our containers typically remain on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return containers to specific drop-off locations.

Some of our long-term leases give our customers Early Termination Options (‘‘ETOs’’). If exercised, ETOs allow customers to return containers prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically rarely been exercised.

Service leases allow our customers to pick-up and drop-off containers during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases range from twelve months to five years although, because containers can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our containers on service leases. As of December 31, 2005, 26% of our containers were on-hire under service leases and these containers have been on-hire for an average of 44 months.

Finance Leases. Finance leases provide our customers with an alternative method to finance their container acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of containers (usually new containers), generally require the customer to keep the containers on-hire for their remaining useful life, and provide the customer with a purchase option at the end of the lease term. The daily cost of a finance lease is typically less than the daily cost of an operating lease. As of December 31, 2005, approximately 4% of our containers were on-hire under finance leases.

Lease Documentation.    In general, our lease agreements consist of two basic elements, a master lease agreement and a lease addendum. Lease addenda contain the business terms (including daily rate, term duration and drop-off schedule, among other things) for specific leasing transactions, while master lease agreements outline the general rights and obligations of the lessor and lessee under all of the lease addenda covered by the master lease agreement (lease addenda will specify the master lease agreement that governs the lease addenda). For most customers, we have a small number of master lease agreements (often one) and a large number of lease addenda.

Our master lease agreements generally require the lessees to pay rentals, depot charges, taxes and other charges when due, to maintain the containers in good condition and repair, to return the containers in good condition in accordance with the return conditions set forth in the master lease agreement, to use the containers in compliance with all laws, and to pay us for the value of the container as determined by us if the container is lost or destroyed. The default clause gives us certain legal remedies in the event that the lessee is in breach of the lease.

The master lease agreements generally contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee's use, operation, possession or lease of the containers. Lessees are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own off-hire physical damage insurance to cover our containers when they are not on-hire to lessees and third-party liability insurance for both on-hire and off-hire containers.

Re-leasing, Logistics Management, Depot Management and Used Container Sales.

We believe that managing the period after our containers' first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used containers.

Re-Leasing. Since our operating leases allow customers to return containers, we typically are required to place containers on several leases during their useful lives. Initial lease transactions for new containers can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased out in small transactions and are structured to accommodate pick-ups and returns in a variety of locations. As a result, to maintain high utilization of older equipment, leasing companies benefit from having a large number of customers and maintaining a high level of operating contact with these customers. In addition, the utilization of older containers is highly influenced by the worldwide supply and demand balance of containers at a particular time.

Logistics Management. Since the Asian financial crisis in the late 1990's, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. For several years after the Asian financial crisis, the return of large numbers of containers to North America and Europe reduced utilization for TAL and the rest of the leasing industry and significantly increased container positioning costs as leasing companies were forced to ship empty containers back to high container demand areas in Asia.

In the aftermath of the Asian financial crisis, we embarked on a program to reduce logistical and utilization risk by increasing the percentage of our containers on long-term lease or finance lease and restricting the ability of our customers to return containers outside of Asian demand locations. From December 31, 2000 to December 31, 2005, the portion of our containers on long-term lease and finance leases increased from 48% to 63%, the annual number of dry containers returned in North America and Europe from service leases fell by 61%, the number of idle dry containers available for lease fell by 68% and our empty container positioning cost fell by 85%.

In addition to restructuring our leases, we increased our operational focus on moving empty containers as cheaply as possible. To accomplish this, we developed an in-house group of experts, which we call Greyslot, to manage our empty container positioning program. As part of their mandate to reposition our empty containers, Greyslot maintains frequent contact with various shipping lines and vessel owners to identify available vessel space, and our success with managing our own positioning program has led to additional revenue opportunities. For the last several years Greyslot has acted as a broker of empty vessel space for moving additional empty containers for third parties. Our third-party customers include leasing companies and shipping lines, and such third-party business currently represents a majority of the containers moved by Greyslot. While we have made important strides over the last few years in our logistics management, logistical risk remains an important element of our business due to competitive pressures, changing trade patterns and other market factors and uncertainies.

Depot Management. As of December 31, 2005, we manage our container fleet through approximately 194 third-party owned and operated depot facilities located in 42 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also periodically visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

We are in constant communication with our depot partners through the use of electronic data interchange, or EDI. Our depots gather and prepare all information related to the activity of our equipment at their facilities and transmit the information via EDI and the Internet to us. The information we receive from our depots updates our fully integrated container fleet management and tracking system.

Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of equipment and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable containers. The agreements require the depots to maintain insurance against container loss or damage and we carry insurance to cover the risk that the depot's insurance proves insufficient.

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors, or the IICL. The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers to the acceptable interchange condition. At the time that containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. This inspection process also splits the damage into two components, customer damage and normal wear and tear. Items typically designated as customer damage include dents in the container and debris left in the container, while items such as rust are typically designated as normal wear and tear.

Our leases are structured so that the lessee is responsible for the customer damage portion of the repair costs, and customers are billed for damages at the time the containers are returned. We sometimes offer our customers a container repair service program whereby we, for an additional payment by the lessee (in the form of a higher per-diem rate or a flat fee at off-hire), assume financial responsibility for all or a portion of the cost of repairs upon return of the containers (but not of total loss of containers), up to a pre-negotiated amount.

Used Container Sales. Our in-house used container sales group, Trader, has a worldwide team of container specialists that manage the sale process for our used containers. Trader also manages the used container sale process for a number of our customers and buys and sells used containers opportunistically. Trader has sold over 50,000 used containers in each of the last five years on behalf of us and third parties, and we believe that we are the world's largest seller of used containers. The sale age of our used containers typically average between 10 and 14 years. Trader generally sells to domestic storage companies, freight forwarders (who often use the containers for one-way trips into less developed countries) and other purchasers of used containers. We believe that our ability to sell containers directly to end users provides us with a higher and more reliable source of residual value for our containers than would be available if we, like many of our competitors, relied primarily on our container depots for container disposals.

The sale prices we receive for our used containers are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. The gain or loss that we recognize on the sale of containers is determined by the price we receive for our used containers compared to the net book value on the containers sold. While our total revenue is primarily made up of leasing revenue, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

Management Services

A portion of our container fleet is managed for third-party owners. Our management agreements fall into two general categories, (1) stand-alone pools, for which our systems track revenues and operating expenses attributable to specific containers and the container owners receive payments based on the net revenues of their own containers, and (2) co-mingled pools, in which the container owners receive payments based upon the average net revenues of similar containers in our fleet. In both structures, we receive management fees that are a percentage of net revenues. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling or disposing containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

Environmental

We may be subject to environmental liability in connection with our current or historical operations that could adversely affect our business and financial prospects despite insurance coverage and terms of the leases and other arrangements for use of the containers that purport to place the responsibility for environmental liability on the end user. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. We have and will seek to maintain off-hire physical damage insurance to cover our containers when they are not on-hire to lessees and third-party liability insurance for both on-hire and off-hire containers. We also have and will continue to require lessees to obtain all risks physical damage insurance, comprehensive general liability insurance and to provide us with indemnity against loss. Nevertheless, such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (‘‘CFCs’’) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of our refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in our new refrigerated containers may also become subject to similar governmental regulations. In the past, we have retrofitted certain refrigerated containers with non-CFC refrigerants. Less than 3% of our refrigerated containers still use CFC refrigerants.

Credit Controls

We diligently monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers, and our broad network of relationships in the shipping industry that provide current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, containers that are to be supplied.

We have benefited from strong credit performance over the last several years. Over the last five years, our write offs of customer receivables have averaged 0.20% (20 basis points) of our average total assets over such period, and we believe that our receivables and days outstanding are low for the container leasing industry. We attribute this credit performance to several factors—some of which are specific to our company, and some of which are attributable to the industry generally.

Industry factors providing credit protection include the strong growth in the container industry, effective collection tools, our high recovery rate for containers in default situations and the re-marketability of our container fleet. The strong growth in the container industry helps minimize the risk of customer defaults since the core assets of a poorly performing shipping line, its ships and containers, are generally needed to meet the demand for world containerized trade. As a result, poorly performing shipping lines are often acquired by others. In addition, the law in several major port locations is highly favorable to creditors and many of our large customers call on ports that will allow us to arrest, or seize, the customers' ships or bunkers, or repossess our containers if the customer is in default under our container leases. We have historically recovered approximately 90% of our containers that were the subject of defaulted contracts and we are able to re-market these repossessed containers through our worldwide sales infrastructure. However, we typically incur operating expenses such as repairs and positioning when containers are recovered after a customer default.

Company factors supporting our strong credit performance include our long previous history as part of a large finance company, our focus on collections and our sales compensation structure that does not provide commissions based on container volumes.

Currency

The vast majority of our revenues and expenses are denominated in U.S. dollars, and we do not engage in currency hedging. However, our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values.

Marketing and Customer Service

Our global sales and customer service force is responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available container inventories. Many of our sales people have been with us for over twenty years and we believe that the quality of our customer relationships and the level of communication with our customers represent an important advantage for us.

Customers

We believe that we have strong, long standing relationships with our largest customers, most of whom we have had a relationship with for over 20 years. We currently have containers on-hire to more than 300 customers, although approximately 72% of our containers are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. Our five largest customers accounted for approximately 45% of our 2005 leasing revenues. Our largest customer is APL-NOL, and has been for the last several years. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

Systems and Information Technology

We have a proprietary, fully integrated container fleet management system. The system tracks all of our containers individually by container number, provides design specifications for the equipment,

tracks on-hire and off-hire transactions, matches each on-hire container to a lease contract and each off-hire container to a depot contract, maintains the major terms for each lease contract, calculates the monthly bill for each customer and tracks and bills for container repairs. Our system is EDI capable, which means it can receive and process container activity transactions electronically.

In addition, our system allows our business partners to conduct business with us through the Internet. It allows customers to check our container inventories, review design specifications, request clearances for returning containers (the system will issue the clearance electronically if the return to the specified location is currently allowed by the contract covering the container), request bookings for container pick-ups and review and approve repair bills.

Suppliers

We have long relationships with all of our major suppliers. We purchase most of our containers in China. There are two large manufacturers of dry and special containers and three large manufacturers of refrigerated containers. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

We compete with approximately 10 other major container leasing companies, many smaller lessors, manufacturers of container equipment and companies offering finance leases as distinct from operating leases. It is common for the shipping lines that are our customers to utilize several leasing companies to meet their container needs.

Our competitors compete with us in many ways, including pricing, lease flexibility, supply reliability and customer service. In times of weak demand or excess supply, leasing companies often respond by lowering leasing rates and increasing the logistical flexibility offered in their lease agreements. In addition, new entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and they are often aggressive on pricing and lease flexibility.

While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily on ensuring adequate container availability in high demand locations, dedicate large portions of our organization to building customer relationships, maintain close day-to-day coordination with customers' operating staffs and have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet. We believe that our close customer relationships, experienced staff, reputation for market leadership, scale efficiencies and proprietary systems provide important competitive advantages.

Employees

As of December 31, 2005, we employed approximately 191 people, in 19 offices, in 12 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Industry

Container leasing demand is affected by numerous market factors as well as external political and economic events and a decrease in the volume of world trade and other operating factors may adversely affect our container leasing business.

Demand for containers depends largely on the rate of world trade and economic growth. Cyclical recessions can negatively affect lessors' operating results because during economic downturns or periods of reduced trade, such as those that occurred in 2001 and 2002, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. Thus, a decrease in the volume of world trade may adversely affect our container utilization and lease rates and lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and positioning) and reduced financial performance. Such cyclical downturns may occur again in the future. In the late 1990's, the economic downturn in Asia, lower prices for new containers and the consolidation of shipping lines adversely affected the container leasing business. These events may reoccur.

Other general factors affecting demand for leased containers, container utilization and per diem rental rates include the available supply and prices of new and used containers, including the market acceptance of new container types and overbuying by competitors and customers, changes in the operating efficiency of customers, economic conditions and competitive pressures in the shipping industry, including fluctuations in ship charter and freight rates and expansion, containership fleet overcapacity or undercapacity, consolidation or withdrawal of individual customers in that industry, shifting trends and patterns of cargo traffic, Acts of God such as droughts, storms, or other natural disasters, flu or other pandemics that result in economic disruptions that may disrupt or interfere with trade. The availability and terms of equipment financing, fluctuations in interest rates and foreign currency values, import/export tariffs and restrictions, customs procedures, foreign exchange controls and other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control. Any of the aforementioned external factors may have a material adverse affect on our business. For example, in 2005 the inventory of new containers held at container factories by leasing companies and shipping lines increased substantially despite continued growth in the volume of world trade. We believe that this container inventory build-up was mainly caused by our customers achieving improved container operating efficiency in 2005 due to an unexpected reduction in port and rail congestion relative to the significant congestion problems that were experienced in 2004. The build-up of container inventories in Asia by our customers reduced our volume of leasing transactions in 2005 and caused our container utilization to decline slightly since December 31, 2004. Additionally, as a result of a recent market build-up of inventories of new equipment, we reduced our container orders for the third and fourth quarters of 2005.

Equipment prices and lease rates may decrease.

Lease rates depend on the type and length of the lease, the type and age of the equipment, competition (as more fully discussed herein), and other factors more fully discussed herein. Container lease rates also move with the fluctuations in prices for new containers. Because steel is the major component used in the construction of new containers, the price for new containers, as well as prevailing container lease rates, are both highly correlated with the price of steel. For example, container prices and market leasing rates increased by over 40% from the middle of 2003 to the middle of 2005 primarily due to an increase in the price of steel in China, while during the second half of 2005 container prices and market leasing rates decreased significantly primarily due to reductions in the cost of steel in China. In addition, new container prices and lease rates declined in the late 1990’s, because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas with lower labor costs in mainland China.

In addition, leasing rates can be negatively impacted by the entrance of new leasing companies, overproduction of new containers by factories and over-buying by shipping lines and leasing competitors. For example, during 2001 and again in the second quarter of 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and shipping lines, led to decreasing utilization rates and more aggressive lease pricing from some of our competitors. In the event that the container shipping industry were to be characterized by over-capacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and lease rates can be expected to decrease, thereby adversely affecting the revenues generated by our container leasing business.

Sustained Asian economic instability could reduce demand for leasing.

A number of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur in the future, they would adversely affect these customers and lead to a reduced demand for leasing of our containers or otherwise adversely affect us.

Our customers may decide to lease fewer containers.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenue, increased storage costs and increased positioning costs. Most of the factors affecting the decisions of our customers are outside our control.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with approximately 10 other major leasing companies, many smaller lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and new entrants have generally been less disciplined than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry, may undermine our ability to maintain a high level of container utilization or achieve our growth plans.

The age of our container fleet may become a competitive disadvantage.

As of December 31, 2005, the average age of the containers in our fleet was 8.8 years. We believe that the average age of some of our competitors’ container fleets is lower than the average age of our fleet, and customers generally have a preference for younger containers. Historically, we have been successful marketing our older equipment by positioning older containers to areas where demand is very strong, offering incentives for customers to extend containers on lease, and providing greater drop-off location flexibility for containers approaching sale age. However, our marketing strategies for older containers may not continue to be successful, particularly if demand for containers in general becomes weaker.

Lessee defaults may adversely affect our financial condition and results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection and recovery expenses.

Our containers are leased to numerous customers. Rent and other compensation, as well as indemnification for damage to or loss of containers, is payable under the leases and other arrangements by the end users. Inherent in the nature of the leases and other arrangements for use of the containers is the risk that once the lease is consummated, we may not receive, or may experience delay in realizing, all of the compensation and other amounts to be paid in respect of the containers. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt.

The cash flow from the containers, principally lease rentals, management fees, proceeds from the sale of owned containers and commissions earned on container agency and brokerage activities, is affected significantly by the ability to collect payments under leases and other arrangements for the use of the containers and the ability to replace cash flows from terminating leases by re-leasing or selling containers on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that will not fully be within our control.

When lessees or sublessees of containers default, we may fail to recover all of our containers, and the containers we do recover may be returned in locations where we will not be able to efficiently re-lease or sell them. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. As a result, we may lose lease or management revenues and incur additional operating expenses in repossessing and storing the equipment. We do not currently maintain insurance to cover such defaults. While in recent years defaults by lessees, as measured by our historical experience and reflected on our financial statements as an allowance for doubtful accounts, have not been material as a percentage of our assets, future defaults may nevertheless be material and any such future defaults could have a material adverse effect on our business condition and financial prospects.

We are dependent upon continued demand from our large customers.

Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 45% of our revenues for our 2005 fiscal year, with our single largest customer representing approximately 18% during such period. Furthermore, several consolidating acquisitions were announced in 2005 which will increase the concentration of our customer base. The loss, default or significant reduction of orders from any of our large customers, and especially our single largest customer, could have a material adverse effect on our business, financial condition and future prospects.

Gains and losses associated with container sales may fluctuate and adversely affect our operating results.

Although our revenue primarily depends upon equipment leasing, our profitability is also affected by the residual values of our containers upon the expiration of their leases because, in the ordinary course of our business, we sell certain containers when such containers are returned to us. The volatility of the residual values of such containers may be significant. These values, which can vary substantially, depend upon, among other factors, worldwide steel prices, applicable maintenance standards, refurbishment needs, comparable new equipment costs, used equipment availability, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater residual value risk than finance leases.

Containers are typically sold if it is in our best interest to do so after taking into consideration the book value, remaining useful life, repair condition, suitability for leasing or other uses and the prevailing local sales price for containers. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

In 2005, we recognized a gain of $9.7 million from the sale of used containers compared to a loss of $3.2 million in 2004. In 2005, selling prices for used containers were supported by strong demand for used containers, a reduced availability of used containers in North America and Europe following the successful clearing of excess container inventories by us and other leasing companies from 2002 to 2004, and high prices for new containers. While used container prices remained strong in the fourth quarter of 2005, we expect that they may come under pressure in 2006 if new container prices remain at their current level.

Changes in market price, availability or transportation costs of containers in China could adversely affect our ability to maintain our supply of containers.

China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry and special containers from two manufacturers based in China and substantially all of our refrigerated containers from three manufacturers based in China. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from China to the locations where they are needed by our customers, because of further consolidation among container suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

Our business strategies entail risk and we may not be able to realize our plans with regard to these strategies.

As discussed herein, in order to grow our business, we expect to employ various strategies, including consummating strategic acquisitions and investing in our container fleet. Unanticipated issues may arise in the implementation of these contemplated strategies, which could impair our ability to expand our business as expected. For example:

•	favorable conditions in the container leasing market, including the rate of world trade and economic growth, could decline;

•	equipment prices and container lease rates could decline as a result of a variety of factors, including a decline in worldwide steel prices;

•	the financial condition of our third party container depot operators and other business partners may deteriorate;

•	our customers could decide to buy rather than lease a larger percentage of the containers they operate; and

•	we may not be able to execute strategic acquisitions or to integrate such acquired assets successfully into our business.

Any of the above risks could adversely affect our financial position and results of operations. Furthermore, the execution of our plans could result in our having greater losses than we have historically experienced and could have a material adverse effect on our business.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and expand our container fleet. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facility and our asset securitization facility. However, future borrowings may not be available under such facilities and we may not be able to refinance such facilities on commercially reasonable terms or at all. Additionally, we may not have, and may not be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may materially exceed our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our profitability could suffer.

We may incur costs associated with relocation of leased equipment.

When lessees return equipment to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. In addition, demand may not be as great as anticipated after positioning has occurred, which may result in equipment remaining idle. Although we currently seek to limit the number of containers that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong, future market conditions may not enable us to continue such practices. In addition, we cannot assure you that we have accurately anticipated which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports at the time leases expire.

Manufacturers of our equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment.

We obtain warranties from the manufacturers of our equipment. When defects in the containers occur, we work with the manufacturers to identify and rectify the problem. For example, we, along with some of our competitors and one of our lessees, currently have identified cracks in rails in certain containers manufactured in two factories in China in 2003 and 2004. To date, the manufacturer has agreed to be responsible for the repair of the containers, even though the cause of the problem has not yet been identified. However, there is no assurance that the manufacturer will continue to honor its warranty obligations or that manufacturers will be willing or able to honor such warranty obligations in the future. If defects are discovered in containers that are not covered by manufacturer warranties we could be required to expend significant amounts of money to repair the containers and/or the useful life of the containers could be shortened and the value of the containers reduced.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on two of our information technology systems: our equipment tracking system and our ‘‘Tradex’’ customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as repairs and changes to book value, and movements associated with each of our owned or managed containers. We use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

A number of key personnel are critical to the success of our business.

Most of our senior executives and other management-level employees have been with us for over ten years and have significant industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers and provide acceptable levels of customer service could suffer.

The international nature of the container industry exposes us to numerous risks.

Our ability to enforce the end users' obligations under the leases and other arrangements for use of the containers will be subject to applicable law in the jurisdiction in which enforcement is sought. As the containers are predominantly located on international waterways, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of equipment from the defaulting lessee is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to the containers in various jurisdictions also cannot be predicted.

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include, but are not limited to:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	higher interest rates;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

Any one or more of these factors could impair our current or future international operations and, as a result, harm our overall business.

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on us.

The lack of an international title registry for containers increases the risk of ownership disputes.

Pursuant to the terms of the Acquisition, the seller represented and warranted to us that Trans Ocean and TAL International Corporation had good and marketable title to the containers they purported to own and valid leasehold interests in containers they purported to lease. However, there is no internationally recognized system of recordation or filing to evidence Trans Ocean's and TAL International Corporation's title to the containers. The lack of a title recordation system with respect to the containers could result in disputes with creditors of prior owners of Trans Ocean and TAL International Corporation or the containers owned or leased-in from time to time, or creditors of the end users.

We may incur costs associated with new security regulations.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping containers, our competitors may adopt such products or our customers may require that we adopt such products in the conduct of our container leasing business. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our financial condition and results of operations.

Terrorist attacks could negatively impact our operations and our profitability and may expose us to liability.

Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports our containers come in and out of, depots, our physical facilities or those of our suppliers or customers and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, we may not be fully protected from liability arising from a terrorist attack which utilizes one of our containers.

Environmental liability may adversely affect our business and financial situation.

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner's fault. While we maintain certain insurance relating to both on-hire and off-hire containers and require lessees to obtain similar insurance and to provide us with indemnity against certain losses, such insurance and indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. Under the terms of the stock purchase agreement in respect of the Acquisition, the seller is obligated to indemnify us for certain environmental liabilities relating to the operation of the business prior to our acquisition. This indemnification, however, may not be sufficient to reimburse us for all losses relating to environmental liabilities.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds (‘‘CFCs’’) due to their ozone depleting and global warming effects. CFCs have historically been used in the manufacture and operation of older refrigerated containers, including some containers purchased in the past by Trans Ocean and TAL International Corporation, which we acquired in the Acquisition and which are currently used in approximately 3% of our refrigerated containers. Regulation of CFCs or other refrigerants may become stricter in the future. Market pressure or government regulation of refrigerants and synthetic insulation materials may require refrigerated containers using non-conforming substances to be retrofitted with non-CFC refrigerants at substantial cost to us. The replacement refrigerant used in our new refrigerated containers also may become subject to similar market pressures or governmental regulation. In addition, refrigerated containers that are not retrofitted may command lower prices in the market for used containers once we retire these containers from our fleet.

Certain liens may arise on our containers.

Depot operators, repairmen and transporters may come into possession of the containers from time to time and have sums due to them from the lessees or sublessees of the containers. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, repossessing the containers, or be required to make payments or incur expenses to discharge such liens on the containers.

Fluctuations in foreign exchange rates could reduce our profitability.

The majority of our revenues and costs are billed in U.S. dollars. Most of our non-U.S. transactions are individually of small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of our container purchases are paid for in U.S. dollars.

Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.

In 2005, the government of China implemented a plan to change the currency peg for the Chinese Yuan Renimbi to a basket of currencies rather than just the U. S. Dollar. In addition, the government of China announced an intention to allow the value of the Yuan Renimbi to appeciate about 3% versus the U. S. Dollar. Since the amount of our revenues and expenses denominated in Yuan Renimbi is quite small relative to our overall revenue and expenses, we expect that the direct effects to us of the announced devaluation will be limited.

Increases in the cost of or the lack of availability of insurance could increase our risk exposure and reduce our profitability.

Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees and depots insurance or indemnities and our insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive for us and our customers and such insurance may not continue to be available.

We also maintain director and officer liability insurance. The Sarbanes-Oxley Act of 2002 and new regulations of the New York Stock Exchange may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain increased levels of coverage or it may not continue to be available.

Other Risks Related to our Business

We are a ‘‘controlled company’’ within the meaning established by the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Resolute Fund, L.P., its affiliated funds and the other parties to a shareholders agreement among the investors who acquired our company in November 2004, as well as management and certain of our other shareholders, as a group, control a majority of our outstanding common stock, and, as a result, we are considered a ‘‘controlled company’’ within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a ‘‘controlled company’’ is exempt from complying with certain corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors and (3) the requirement that we have a compensation committee that is composed entirely of independent directors. As a result, our board of directors does not consist of a majority of independent directors nor does our board of directors have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

We may selectively pursue complementary acquisitions and joint ventures. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service obligations which could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2005, we have outstanding indebtedness of $858.0 million under our asset securitization facility and our senior secured credit facility. In addition, we have a capital lease obligation in the amount of $14.6 million. Our interest and debt expense for the fiscal year ended December 31, 2005 was $72.4 million. As of December 31, 2005, the percentage of our total debt to total assets was 67%.

Our substantial debt could have important consequences for investors, including the following:

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations with respect to our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness and which could have a material adverse effect on our business or prospects;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	make it more difficult for us to pay dividends on our common stock;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	place us at a competitive disadvantage compared to our competitors which have less debt.

We may not generate sufficient revenues to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets.

Despite our substantial leverage, we and our subsidiaries will be able to incur additional indebtedness. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facility and our asset securitization facility contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to our and our subsidiaries' current debt levels, the risks described above would increase.

We will require a significant amount of cash to service and repay our outstanding indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.

We cannot assure investors that:

•	our business will generate sufficient cash flow from operations to service and repay our debt and to fund working capital and planned capital expenditures;

•	future borrowings will be available under our current or future credit facilities in an amount sufficient to enable us to repay our debt; or

•	we will be able to refinance any of our debt on commercially reasonable terms or at all.

Financial, business, economic and other factors, many of which we cannot control, will affect our ability to generate cash in the future and to make these payments.

If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms or at all.

Our senior secured credit facility and asset securitization facility impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our senior secured credit facility and asset securitization facility impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or redeem or repurchase our stock;

•	issue capital stock of us and our subsidiaries;

•	make loans and investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which will constitute substantially all of our material container assets.

The price of our common stock may be highly volatile and may decline regardless of our operating performance.

The trading price of our common shares is likely to be subject to wide fluctuations. Factors affecting the trading price of our common shares may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public's response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common stock by us and our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts' projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	recruitment or departure of key personnel;

•	our failure to timely address changing customer preferences;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

In addition, if the market for comparable company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common shares could decline for reasons unrelated to our business or financial results. The trading price of our common shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

We do not expect to pay any dividends in the foreseeable future.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. In addition, our senior secured credit facility and asset securitization facility include restrictions on our ability to pay cash dividends. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We are uncertain of our ability to obtain additional financing for our future capital needs.

We believe that cash from operations and existing cash, together with available borrowings under our senior secured credit facility and asset securitization facility will be sufficient to meet our working capital, capital expenditure and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and/or respond to competitive pressures. Additional financing may not be available on terms favorable to us, or at all.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common shares relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Implementation of required public company corporate governance and financial reporting practices and policies increases our costs significantly and require our management to devote substantial time to comply therewith and we may be unable to provide the required financial information in a timely and reliable manner.

As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, have imposed various new requirements on public companies, including changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these new requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these new rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain increased levels of coverage.

In addition, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting. Our management may not be able to timely and effectively implement controls and procedures that adequately respond to these increased regulatory and reporting requirements. While we currently have an internal audit function, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities. Any failure by us to timely implement these required public company corporate governance and financial reporting practices and policies could materially and adversely impact our financial condition and results of operation and the price of our common stock.

Adverse changes in business conditions could negatively impact our income tax provision or cash payments.

Our deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require us to record a tax charge against earnings, in the form of a valuation allowance, if it is determined it is more-likely-than-not that some or all of the loss carryforwards will not be realized.

In addition, under certain conditions, if our future investment in new containers and chassis is significantly less than estimated, we may fail to benefit from future accelerated depreciation for income tax purposes, resulting in taxable income being greater than our reported book income. If this occurs we could become a cash taxpayer sooner than we currently project.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Office Locations.    As of December 31, 2005, our employees are located in 19 offices in 12 different countries. We have seven offices in the U.S. including our headquarters in Purchase, New York. We have 12 offices outside the U.S. We lease all of our office space. In addition, we have agents dedicated to our business in South Korea.

The following table summarizes the facilities we leased as of December 31, 2005:

Office Location—U.S. Properties

Purchase, NY (Headquarters)
Cranford, NJ
Houston, TX
Danville, CA
San Francisco, CA
Miami, FL
Kansas City, MO

Office Location—International Properties

Barking, United Kingdom
Antwerp, Belgium
Hong Kong
Sydney, Australia
Singapore
Milan, Italy
Tokyo, Japan
Hamburg, Germany
Shanghai, China
Vienna, Austria
Mumbai, India
Taipei, Taiwan

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are a party to litigation matters arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 5, 2005, upon unanimous written consent, our stockholders authorized the following:

•	our common stock to be split on a 101.5052 to 1 basis immediately prior to the IPO,

•	the conversion of our then outstanding Series A 12.0% Cumulative Senior Preferred Stock into shares of our common stock at a conversion price equal to the price to the public (initial offering price) of our common stock,

•	the amendment and restatement of our Certificate of Incorporation to increase the number of authorized shares of our common stock to 100,000,000,

•	to require that our directors be elected annually at the annual meeting of stockholders to serve until the next annual meeting of the stockholders,

•	to provide for the indemnification of our directors and officers (and such other employees or agents as the Board of Directors may authorize from time to time) to the fullest extent permitted by law against threatened, pending or completed actions, suits or proceedings, whether civil or criminal, relating to their service as a director or officer and all liability loss and expenses (including attorneys fees, judgments, fines and amounts paid in settlement thereof), provided such director or officer acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests.

•	the amendment and restatement of our By-Laws in anticipation of the completion of our initial public offering to be consistent with our amended and restated Certificate of Incorporation, to increase the number of authorized directors to fifteen and to be make other revisions required as a result of our initial public offering,

•	the establishment of the 2005 Management Omnibus Incentive Plan for up to 2,500,000 shares of our common stock, to be available to grant incentive stock options, non qualified stock options, stock appreciation rights, restricted stock and other awards.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol ‘‘TAL’’ since October 2005. Prior to that time, there was no public market for our common stock.

On March 1, 2006, the closing price of the common stock was $21.55, as reported on the New York Stock Exchange. On that date, there were approximately 36 holders of record of the common stock and approximately 493 beneficial holders, based on information obtained from the Company’s transfer agent.

As reported on the New York Stock Exchange, the high and low sales prices for our common stock during our fiscal quarter ending December 31, 2005 were $20.89 per share and $17.05 per share, respectively.

Initial Public Offering

On October 17, 2005, we sold 11.5 million shares of our common stock at a price of $18.00 per share in an initial public offering (‘‘IPO’’) which generated net proceeds of approximately $189.2 million, after deducting underwriter discounts and other offering expenses. We used the net proceeds of this offering, together with additional borrowings under an asset securitization facility and an amended and restated senior secured credit facility and available cash, to repay the entire outstanding principal and accrued cash interest due on our then outstanding senior unsecured credit agreement which was approximately $288.0 million on October 17, 2005. Related to the IPO, the following activities also occurred:

1)	Our stockholders approved a 101.5052-for-1 stock split which became effective prior to the consummation of the IPO. All share and per share information in the accompanying financial statements have been retroactively restated to reflect this stock split.

2)	All 201,205 then outstanding shares of our Series A 12.0% cumulative senior preferred stock were converted into 11,178,035 shares of our common stock on October 17, 2005, based on the IPO price of $18.00 per common share. As a result of the IPO, the stock split and the preferred stock conversion, we had 32,882,208 shares of common stock issued and outstanding as of the completion of the IPO.

3)	Previously issued options granted to our various employees to purchase 454,612 shares of our common stock became fully vested on October 17, 2005, and as a result, the unamortized balance of unearned compensation of approximately $3.4 million was recognized as compensation expense at that date.

4)	Options were granted to various employees to purchase 612,195 shares our common stock which became effective as of the IPO date, with an exercise price equal to the IPO price of our common stock of $18.00.

5)	Management consulting agreements between us and certain of our stockholders were terminated on October 17, 2005.

6)	We paid the aggregate outstanding accrued dividends on our then outstanding Series A 12.0% cumulative senior preferred stock of $23.6 million in November 2005.

On October 21, 2005, the underwriters, in connection with our IPO, exercised their over-allotment option in part to purchase 1.0 million additional shares of common stock from certain of our stockholders. We did not receive any proceeds from the sale of the shares pursuant to the over-allotment option. The underwriters waived their rights with respect to the remaining 725,000 shares of common stock covered by the over-allotment option.

Dividends

We have never paid cash dividends on our common stock, and did not repurchase any of our shares during fiscal 2005. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law, and will depend on our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors has no current intention of paying any cash dividends on our common stock. In addition, certain provisions of our senior secured credit facility and asset securitization facility restrict our ability to pay dividends or make other distributions on our common stock.

Share Repurchase Program

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1,500,000 shares of our common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as a committee of our Board of Directors deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us in 2005.

In April 2005, we sold 53,667 shares of our common stock and 1,205 shares of our Series A 12.0% cumulative senior preferred stock for an aggregate offering price of $1,205,529 to certain of our managers and other employees.

In connection with our initial public offering, in October 2005, all 201,205 then outstanding shares of our Series A 12.0% cumulative senior preferred stock were converted into 11,178,035 shares of our common stock. We received no proceeds from this conversion.

In 2005, we granted options to purchase (i) 53,667 shares of common stock under our 2004 Management Stock Plan which have an exercise price of approximately $0.01 per share and (ii) 612,195 shares of common stock under our 2005 Management Omnibus Incentive Plan which have an exercise price equal to our initial public offering price of $18.00 per share. No shares of common stock have been issued upon exercise of any of these options. All options were granted under Rule 701 promulgated under the Securities Act or, in the case of employees who are officers or directors of us or are accredited investors, Section 4(2) of the Securities Act.

There were no underwriters employed in connection with any of the transactions set forth above. The recipients of securities in each such transactions represented their intention to acquire the securities for investment only and not with a view to any distribution thereof. Appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients were given the opportunity to ask questions and receive answers from our representatives concerning our business and financial affairs. Each of the recipients that were employees of TAL had access to such information through their employment with TAL.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Equity Compensation Plan Information table is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. (the ‘‘Successor’’) and Trans Ocean and certain operations of TAL International Container Corporation on a combined basis (collectively, the ‘‘Predecessor’’). The summary historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal year ended December 31, 2005 and for the two months ended December 31, 2004 were derived from the Successor's audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The summary historical combined consolidated statement of operations data, balance sheet data and other financial data for the ten months ended October 31, 2004 and for the years ended December 31, 2003 (appearing elsewhere in this Form 10-K), 2002 and 2001 were derived from the Predecessor’s audited combined consolidated financial statements and related notes. The historical results are not necessarily indicative of the results to be expected in any future period.

All actual common share and per share data have been adjusted to retroactively reflect the 101.5052-to-1 stock split that occurred on October 5, 2005.

	Successor		Predecessor
	Year Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(dollars in thousands other than per share data)
Statement of Operations Data:
Leasing revenues	$285,406	$48,365	$242,963	$301,352	$303,786	$326,421
Equipment trading revenue	24,244	1,713	9,641	15,235	15,893	33,356
Management fee income	6,482	1,071	6,046	6,612	5,927	7,228
Other revenues	2,383	313	2,858	2,823	2,395	3,176
Total revenues	318,515	51,462	261,508	326,022	328,001	370,181
Equipment trading expenses	19,227	1,361	7,044	12,822	12,937	27,459
Direct operating expenses	26,907	4,372	23,043	37,268	53,595	77,065
Administrative expenses	40,671	6,419	29,014	38,404	33,383	41,040
Depreciation and amortization	115,138	19,769	119,449	134,985	150,256	160,014
Equipment rental expense	299	1,140	4,342	36,264	37,307	36,849
Provision (reversal) for doubtful accounts	559	225	300	(33)	(322)	(1,785)
Net (gain) loss on sale of leasing equipment	(9,665)	(126)	3,325	35,940	55,782	18,443
Write-off of deferred financing costs	43,503	—	—	—	—	—
Interest and debt expense	72,379	13,185	22,181	23,756	25,063	40,178
Unrealized (gain) on interest rate swaps	(12,499)	(2,432)	—	—	—	—
Management fees and other Parent Company charges	4,878	—	28,360	—	3,563	—
Total expenses	301,397	43,913	237,058	319,406	371,564	399,263
Income (loss) before income taxes and cumulative effect of accounting change	17,118	7,549	24,450	6,616	(43,563)	(29,082)
Income tax expense (benefit)	7,446	2,680	8,926	740	(15,783)	(10,135)
Income (loss) before cumulative effect of accounting change	9,672	4,869	15,524	5,876	(27,780)	(18,947)
Cumulative effect of accounting change	—	—	—	—	(35,377)	—
Net income (loss)	9,672	4,869	$15,524	$5,876	$(63,157)	$(18,947)
Preferred stock dividends and accretion to redemption value	(19,868)	(8,410)
Net loss applicable to common stockholders	$(10,196)	$(3,541)
Loss Per Share Data:
Basic loss per share applicable to common stockholders	$(0.68)	$(0.35)
Diluted loss per share applicable to common stockholders	$(0.68)	$(0.35)
Weighted average number of common shares outstanding:
Basic	14,912,242	10,150,506
Diluted	14,912,242	10,150,506

	Successor		Predecessor
	Year Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data (end of period):
Cash and cash equivalents	$27,259	$16,424		$2,167	$426	$1,939
Accounts receivable, net	31,738	35,014		37,593	44,955	63,365
Leasing equipment, net	1,036,363	1,103,423		977,022	1,093,233	1,274,168
Total assets	1,299,536	1,319,639		1,052,996	1,178,289	1,399,609
Total debt	872,627	1,072,000		614,242	667,574	752,725
Redeemable preferred stock	—	203,738		—	—	—
Redeemable common stock	—	3		—	—	—
Stockholders’ equity (deficit)/ owners’ net investment	379,967	(3,427)		100,998	111,522	173,829
Other Financial Data:
Capital expenditures	$145,539	$29,775	$255,733	$100,070	$77,645	$76,023
Container sales proceeds	93,213	10,111	50,741	46,771	34,486	33,148
Selected Fleet Data(1):
Dry container units(2)	523,533	538,390	540,428	548,401	581,885	605,309
Refrigerated container units(2)	35,631	35,851	35,706	35,830	35,840	37,346
Special container units(2)	43,414	46,797	47,363	52,903	56,356	58,677
Trader(2)	10,123	5,531	5,199	—	—	—
Chassis	1,210	—	—	—	—	—
Total container units/chassis(2)	613,911	626,569	628,696	637,134	674,081	701,332
Total containers/chassis in TEU(2)	988,295	1,002,391	1,002,469	1,001,368	1,053,183	1,082,100
Average utilization %	90.7%	92.8%	92.5%	87.2%	79.4%	74.2%

(1)	Includes our operating fleet (which is comprised of our owned and managed fleet) plus certain other units including finance leases.

(2)	Calculated as of the end of the relevant period. Trader data for the years ended December 31, 2003, 2002 and 2001 are included in other equipment types presented.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ as discussed eslewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our Company

We are one of the world's largest and oldest lessors of intermodal freight containers. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal freight containers are the primary means by which many goods and materials are shipped internationally.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers, as well as chassis used for the transportation of containers domestically via rail and roads. As of December 31, 2005, our fleet consisted of 613,911 containers and chassis, including

76,830 containers under management for third parties, representing approximately 988,000 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 12 countries and approximately 194 third party container depot facilities in 42 countries as of December 31, 2005. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of December 31, 2005, dry, refrigerated, special containers and Trader represented approximately 85%, 6%, 7% and 2% of our fleet on a unit basis, respectively. Our chassis equipment, which was purchased in the fourth quarter of 2005, represented under 1% of our fleet on a unit basis as of December 31, 2005.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	December 31, 2005			December 31, 2004			December 31, 2003
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	464,353	59,180	523,533	478,171	60,219	538,390	482,980	65,421	548,401
Refrigerated	34,006	1,625	35,631	34,154	1,697	35,851	34,113	1,717	35,830
Special	27,389	16,025	43,414	29,145	17,652	46,797	33,126	19,777	52,903
Chassis	1,210	—	1,210	—	—	—	—	—	—
Subtotal	526,958	76,830	603,788	541,470	79,568	621,038	550,219	86,915	637,134
Trader(1)	10,123	—	10,123	5,531	—	5,531	—	—	—
Total	537,081	76,830	613,911	547,001	79,568	626,569	550,219	86,915	637,134

	Equipment Fleet in TEU’s
	December 31, 2005			December 31, 2004			December 31, 2003
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	737,802	100,759	838,561	757,690	101,511	859,201	748,298	109,557	857,855
Refrigerated	60,674	2,394	63,068	59,787	2,521	62,308	59,007	2,548	61,555
Special	42,249	26,179	68,428	44,796	28,586	73,382	50,480	31,478	81,958
Chassis	2,270	—	2,270	—	—	—	—	—	—
Subtotal	842,995	129,332	972,327	862,273	132,618	994,891	857,785	143,583	1,001,368
Trader(1)	15,968	—	15,968	7,500	—	7,500	—	—	—
Total	858,963	129,332	988,295	869,773	132,618	1,002,391	857,785	143,583	1,001,368

(1)	Trader data for the year ended December 31, 2003 are included in other equipment types presented.

We lease our containers on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. As of December 31, 2005, approximately 89% of our containers were on-hire to customers, with approximately 59% of our containers on long-term leases, approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 4% on finance leases. In addition, approximately 8% of our containers were available for lease and approximately 3% were available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	December 31, 2005	December 31, 2004	December 31, 2003
Finance lease	4.6%	1.2%	—%
Long-term lease	59.0	64.4	61.0
Service lease	25.6	28.3	28.9
Total leased	89.2	93.9	89.9
Existing units available for lease	5.1	2.9	5.6
New units available for lease	2.6	1.5	0.7
Available for sale	3.1	1.7	3.8
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers.

Operating conditions in 2005 were generally favorable. Growth in world containerized trade has created strong demand for containers for the last several years, and this, combined with the high percentage of our containers on long-term lease has resulted in high utilization for our container fleet. In addition, prices for new containers were high for most of 2004 and 2005, leading to increased market leasing rates and increasing leasing average rates for our dry container product line. Strong demand for used containers in North America and Europe and high prices for new containers also allowed us to achieve high average sale prices for our used containers.

However, while overall conditions remain favorable, our fleet size and utilization were negatively impacted in the second half of 2005 by a build up of excess inventory of new containers in China. In 2005, many leasing companies and shipping lines placed large container orders in the first half of the year due to expectations for continued strong growth in world trade. While growth in overall container liftings is estimated by Clarkson to have been over 10% in 2005, it is our understanding that most shipping lines achieved an unexpected improvement in operating efficiency in 2005 which allowed them to accomodate much of their volume growth with minimal increases in the size of their operated container fleets. We believe that this improved efficiency was mainly a result of a reduction in the congestion that slowed operations at North American and European ports and caused rail delays in 2004. The combination of large orders in the first half of 2005 and the improvement in our customers’ operating efficiency resulted in a substantial build-up of new container inventories by mid year. We estimate that at the peak of the build-up during the summer of 2005, there were over 800,000 TEU of new containers available at container factories in China.

The following table sets forth our average container fleet utilization for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Average Utilization	90.7%	92.8%	87.2%

Average utilization is computed by dividing our total units currently on lease by the total units in our container fleet (which includes leased units, available for lease units and available for sale units).

In response to the oversupply of new containers, we reduced our level of container orders in the second half of 2005, and we believe that many leasing companies and shipping lines reduced their second half orders as well. As a result, we estimate that approximately 450,000 TEU of new containers are currently available at container factories (relative to a typical level in the range of 300,000 TEU). Clarkson projects that containerized trade growth will remain about 10% in 2006 and shipping lines are expected to increase their vessel capacity this year by 12% to 14%. In general, we expect that the growth rate of the operated container fleets of our customers will increase in 2006.

Our average container lease rates were relatively stable in 2005. Average lease rates for our dry container product line increased by approximately 3% in 2005 compared to 2004, while our average rates for our special and refrigerated container product lines decreased slightly during the year. Market leasing rates, on the other hand, were highly volatile in 2005, particularly for dry containers, due to high volatility of container prices during the year. Dry container prices and market leasing rates increased by over 40% from the middle of 2003 to the middle of 2005 mainly due to increases in the cost of steel in China. However, steel prices in China and new container prices began a steady downward trend in the third quarter of 2005, and by the end of the year dry container prices and market lease rates seemed to stabilize at levels similar to those we experienced from 1999-2003.

The sale market for used containers was exceptionally strong in 2005, and we recognized a gain on the sale of leasing equipment of $9.7 million compared to a loss of $3.2 million in 2004. Selling prices for used containers were supported by strong demand for used containers, a reduced availability of used containers in North America and Europe following the successful clearing of excess container inventories by us and other leasing companies from 2002 to 2004, and high prices for new containers. While used container prices remained strong in the fourth quarter of 2005, we expect that they may come under pressure in 2006 if new container prices remain at their current level.

In 2005, our operating costs continued to benefit from the high percentage of our containers on long-term leases, our focus on lease contract logistics and our high utilization. Our credit costs continued to be low due to the general financial health of our customer base and our focus on credit management and collections.

We made significant progress in 2005 in improving our capital structure. We raised $189.2 million in an initial public offering (‘‘IPO’’) of common stock on October 17, 2005, and we used the net proceeds together with increased borrowings under our secured debt facilities and available cash to repay all of our outstanding unsecured debt and all of our accrued preferred dividends. In addition, all of our outstanding preferred stock was converted to common stock at the offering price and no preferred stock remains outstanding. Our interest expense in 2005 mainly reflects our debt and interest rate levels prior to the IPO. In connection with the IPO and the replacement of existing credit facilities with our asset securitization facility, we wrote off $43.5 million of deferred financing costs in 2005. These deferred fees were initially capitalized at the time of the Acquisition in 2004.

Initial Public Offering and Related Transactions

The IPO and the related transactions have resulted in the following:

1)	The number of outstanding common shares increased from 10,204,173 on a split-adjusted basis to 32,882,208 upon completion of the IPO. No new shares have been issued since the IPO.

2)	The total amount of outstanding debt decreased from $1,057 million to $897 million upon completion of the IPO.

3)	Our average effective interest rate decreased from 7.3% the day immediately prior to the IPO to 5.4% the day immediately after the IPO and the related transactions.

4)	Management agreements with certain affiliates and the associated management fees were terminated upon completion of the IPO.

Basis of Presentation

TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of the acquisition transaction described below. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of Trans Ocean Ltd. (‘‘TOL’’) and TAL International Container Corporation, (‘‘TALI’’) formerly known as Transamerica Leasing Inc. and their subsidiaries.

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TOL and TALI and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TOL and TALI were wholly owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V. The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

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

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2005, 2004 and 2003 in dollars in thousands and as a percentage of total revenues.

	Successor		Combined (1)		Predecessor
	Year Ended December 31,
	2005		2004		2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$285,406	89.6%	$291,328	93.1%	$301,352	92.4%
Equipment trading revenue	24,244	7.6	11,354	3.6	15,235	4.7
Management fee income	6,482	2.0	7,117	2.3	6,612	2.0
Other revenues	2,383	0.8	3,171	1.0	2,823	0.9
Total revenues	318,515	100.0	312,970	100.0	326,022	100.0
Equipment trading expenses	19,227	6.0	8,405	2.7	12,822	3.9
Direct operating expenses	26,907	8.4	27,415	8.8	37,268	11.4
Administrative expenses	40,671	12.8	35,433	11.3	38,404	11.8
Depreciation and amortization	115,138	36.1	139,218	44.5	134,985	41.4
Equipment rental expense	299	0.1	5,482	1.8	36,264	11.1
Provision (reversal) for doubtful accounts	559	0.2	525	0.2	(33)	—
Net (gain) loss on sale of leasing equipment	(9,665)	(3.0)	3,199	0.9	35,940	11.1
Write-off of deferred financing costs	43,503	13.7	—	—	—	—
Interest and debt expense	72,379	22.7	35,366	11.3	23,756	7.3
Unrealized (gain) on interest rate swaps	(12,499)	(3.9)	(2,432)	(0.8)	—	—
Management fees and other Parent Company charges	4,878	1.5	28,360	9.1	—	—
Total expenses	301,397	94.6	280,971	89.8	319,406	98.0
Income before income taxes	17,118	5.4	31,999	10.2	6,616	2.0
Income tax expense	7,446	2.4	11,606	3.7	740	0.2
Net income	$9,672	3.0%	$20,393	6.5%	$5,876	1.8%

(1)	The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004 (Combined)

Leasing Revenues. The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; finance lease revenue represents interest income earned under finance lease contracts; and fee and ancillary lease revenue represent fees billed for the pick up and drop off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses.

	Successor	Combined
	Year Ended December 31,
	2005	2004
Leasing revenues:
Per diem revenue	$249,787	$265,081
Finance lease revenue	5,387	393
Fee and ancillary lease revenue	30,232	25,854
Total leasing revenues	$285,406	$291,328

Total leasing revenues were $285.4 million for the year ended December 31, 2005, compared to $291.3 million for the year ended December 31, 2004, a decrease of $5.9 million, or 2.0%. The decrease primarily resulted from a decrease in equipment utilization partially offset by an increase in per diem rates, an increase in finance lease revenue due to additional finance lease activity, and an increase in fee and ancillary lease revenue related to higher reimbursable operating costs.

Equipment Trading Revenues. Equipment trading revenues were $24.2 million for the year ended December 31, 2005, compared to $11.4 million for the year ended December 31, 2004, an increase of $12.8 million, resulting from more units sold and higher selling prices for units sold.

Equipment trading expenses. Equipment trading expenses were $19.2 million for the year ended December 31, 2005, compared to $8.4 million for the year ended December 31, 2004, an increase of $10.8 million, resulting from more units sold and the higher cost basis of equipment sold.

Direct operating expenses. Direct operating expenses were $26.9 million for the year ended December 31, 2005, compared to $27.4 million for the year ended December 31, 2004, a decrease of $0.5 million or 1.8%. During the year ended December 31, 2005, positioning costs decreased by $1.4 million resulting from fewer units moved, and repairs decreased by $2.9 million due to a decrease in the number of units repaired. These decreases were partially offset by an increase in storage costs of $1.3 million due to lower container utilization, and a net increase of $2.5 million in other operating expenses primarily due to the non-recurrance of a $2.7 million reversal in 2004 associated with the recovery of containers on lease from non-performing customers which were previously provided for under our allowance policy.

Administrative expenses. Administrative expenses were $40.7 million for the year ended December 31, 2005, compared to $35.4 million for the year ended December 31, 2004, an increase of $5.3 million or 15.0%. This increase was mainly due to a stock compensation charge of $3.9 million associated with stock options issued to certain members of management that fully vested upon completion of the IPO. Other increases of $1.4 million were primarily due to higher professional fees and other administrative expenses related to being a public company.

Depreciation and amortization. Depreciation and amortization was $115.1 million for the year ended December 31, 2005, compared to $139.2 million for the year ended December 31, 2004, a decrease of $24.1 million or 17.3%. The decrease was primarily due to purchase accounting. Under purchase accounting each unit was assigned a fair value at the date of the Acquisition. The net book value assigned to the fleet under purchase accounting was $1,101.2 million, as compared to the net book value of the acquired fleet of $1,057.8 million, an increase of $43.4 million or 4.1%. However, the allocation of values to the specific units had the effect of increasing values of the younger containers, while decreasing values of the older containers. Since the younger containers have a longer remaining depreciable life, this shift in value resulted in lower overall depreciation.

Equipment rental expense. Equipment rental expense was $0.3 million for the year ended December 31, 2005, compared to $5.5 million for the year ended December 31, 2004, a decrease of $5.2 million. The decrease was primarily due to the purchase of certain equipment in the first quarter of 2005 that was previously leased-in under operating leases.

Net (gain) loss on sale of leasing equipment. Gain on sale of equipment was $9.7 million for the year ended December 31, 2005, compared to a loss of $3.2 million for the year ended December 31, 2004, an increase of $12.9 million. The increase was primarily due to increased selling prices for our used containers, as well as a higher number of units sold.

Write-off of deferred financing costs. Write-off of deferred financing costs was $43.5 million for the year ended December 31, 2005, compared to zero for the year ended December 31, 2004. As a result of refinancing our senior secured credit facility on August 1, 2005, we wrote off $24.3 million of unamortized financing costs that were previously deferred. In connection with the repayment of the senior unsecured credit agreement in October 2005, we wrote off $19.2 million of unamortized financing costs that were previously deferred.

Interest and debt expense. Interest and debt expense was $72.4 million for the year ended December 31, 2005, compared to $35.4 million for the year ended December 31, 2004, an increase of $37.0 million. The increase was primarily due to changes in our capital structure resulting from the Acquisition, which increased our debt level and effective interest rate for the period prior to our IPO.

Unrealized (gain) on interest rate swaps. Unrealized (gain) on interest rate swaps was $12.5 million for the year ended December 31, 2005, compared to $2.4 million for the year ended December 31, 2004. We entered into interest rate swap agreements on December 14, 2004 to fix the floating interest rate on a portion of our senior secured credit facility. The interest rate swaps were accounted for on a mark-to-market basis until their designation as cash flow hedges at November 1, 2005. Fair value was approximately $13.9 million at December 31, 2005, as compared to $2.4 million at December 31, 2004, with the increase in fair value due to an increase in interest rates.

Management fees and other Parent Company charges. Management fees and other Parent Company charges were $4.9 million for the year ended December 31, 2005, compared to $28.4 million for the year ended December 31, 2004. Management fees of $4.9 million for the year ended Decemberr 31, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005. Other Parent Company charges of $28.4 million for the year ended December 31, 2004 primarily consisted of long-term incentive and termination payments that were triggered by the sale of TOL and TALI and their sister divisions in 2004.

Income tax expense. Income tax expense was $7.4 million for the year ended December 31, 2005, compared to $11.6 million for the year ended December 31, 2004, and the effective tax rates for the periods were 43.5% and 36.3% respectively. The state tax rate was reduced from 3% to 1% in 2005 as a result of a favorable change in New York State tax law. The remaining difference in the change in our effective tax rate is primarily attributable to certain stock based compensation that is not deductible for income tax purposes. In conjunction with the Acquisition, both the seller and the purchaser elected to have the provisions of Internal Revenue Code Section 338(h)(10) apply to the sale, resulting in the transaction being treated as a taxable asset sale for U.S. federal income tax purposes. As a result of this election, the tax basis of our assets was adjusted to fair market value for U.S. federal income tax purposes, resulting in tax depreciation allowances over periods ranging from 5 to 7 years as well as the elimination of the net deferred U.S. federal income tax liability balance that existed immediately prior to the sale.

We do not expect to pay any significant U.S. federal income taxes for the foreseeable future, although we will be recording income tax expense, due to the following:

1)	The Section 338(h)(10) election associated with the Acquisition, and the availability of accelerated U.S. tax depreciation to the existing container fleet, and

2)	The availability of accelerated U.S. tax depreciation on our future purchases of containers.

Comparison of Year Ended December 31, 2004 (Combined) to Year Ended December 31, 2003

Leasing Revenues. The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; finance lease revenue represents interest income earned under finance lease contracts; and fee and ancillary lease revenue represent fees billed for the pick up and drop off of containers in certain geographic locations and billing of certain reimbursable operating costs such as repair and handling expenses.

	Combined	Predecessor
	Year Ended December 31,
	2004	2003
Leasing revenues:
Per diem revenue	$265,081	$269,184
Finance lease revenue	393	—
Fee and ancillary lease revenue	25,854	32,168
Total leasing revenues	$291,328	$301,352

Leasing revenues were $291.3 million for 2004 compared to $301.4 million for 2003, a decrease of $10.1 million or 3.4% due to a reduction in the size of our container fleet, lower per diem rates on special and refrigerated containers and lower fee and ancillary lease revenue due to a decrease in the number of container drop-offs. These decreases were partially offset by increases in leasing revenues due to higher utilization on all types of containers.

Equipment Trading Revenues. Equipment trading revenues were $11.4 million for the year ended December 31, 2004, compared to $15.2 million for the year ended December 31, 2003, a decrease of $3.8 million due to fewer resale units sold.

Equipment trading expenses.    Equipment trading expenses were $8.4 million for 2004 compared to $12.8 million for 2003, a decrease of $4.4 million or 34.4%. The decrease was due to selling fewer units to third party customers.

Direct operating expenses. Direct operating expenses were $27.4 million for 2004 compared to $37.3 million for 2003, a decrease of $9.9 million or 26.5%. This decrease resulted mainly from lower storage, positioning and repair expenses primarily related to increased utilization of our containers.

Administrative expenses. Administrative expenses were $35.4 million for 2004 compared to $38.4 million for 2003, a decrease of $3.0 million or 7.8%. The decrease was primarily due to a decrease in allocated costs in 2004 from our former parent.

Depreciation and amortization. Depreciation and amortization was $139.2 million for 2004 compared to $135.0 million for 2003, an increase of $4.2 million or 3.1%. Depreciation increased by $14.9 million due to the purchase of 67,251 containers for a purchase price of $150.7 million that we had formerly leased-in on an operating lease. This increase was partially offset by a decrease in the overall size of our fleet.

Equipment rental expense. Equipment rental expense was $5.5 million for 2004 compared to $36.3 million for 2003, a decrease of $30.8 million or 84.8%. On January 2, 2004, we elected to exercise a purchase option for 67,251 containers leased-in on an operating lease for an aggregate purchase price of $150.7 million. The purchase of these leased-in containers reduced equipment rental expense by $30.2 million.

Net loss (gain) on sale of leasing equipment. Loss on sale of leasing equipment was $3.2 million for 2004 compared to a loss of $35.9 million for 2003, a decrease of $32.7 million or 91.1%. The improvement was primarily the result of higher sale prices achieved in 2004. Sale prices have improved steadily since the middle of 2003 due to the industry’s successful reduction of previously large inventories of used containers in Europe and North America, strong container demand and an increase in new container prices.

Interest and debt expense. Interest and debt expense was $35.4 million for 2004 compared to $23.8 million for 2003, an increase of $11.6 million or 48.7%. This increase was primarily attributable to the increase in debt and interest rates associated with the Acquisition on November 4, 2004. The purchase for $150.7 million of the 67,251 units of containers, previously leased-in on an operating lease, also contributed to the increase in interest and debt expense due to higher debt incurred to fund the purchase.

Unrealized (gain) on interest rate swaps. Unrealized gain on interest rate swaps was $2.4 million for 2004 compared to zero for 2003. We entered into interest rate swap agreements on December 14, 2004 to fix the floating interest rate on a portion of our senior secured credit facility. The interest rate swaps were accounted for on a mark-to-market basis and their fair value was approximately $2.4 million at December 31, 2004.

Management fees and other Parent Company charges.    Management fees and other Parent Company charges were $28.4 million for 2004 compared to zero for 2003. Other Parent Company charges for the year ended December 31, 2004 primarily consisted of lomg-term incentive and termination payments that were triggered by the sale of TOL and TALI and their sister divisions in 2004.

Income tax expense. Income tax expense was $11.6 million for 2004 compared to $0.7 million in 2003. Our effective tax rate was 36.3% for 2004 compared to 11.2% for 2003. The increase was principally due to a one-time cumulative state tax benefit of $1.6 million realized in the first quarter of 2003 resulting from a reduction in state tax rate.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our senior secured credit facility and our asset securitization facility. Our cash flows will be used to finance capital expenditures, provide working capital and meet debt service requirements. We believe that cash on hand and cash from operations, together with available borrowings under our senior secured credit facility and our asset securitization facility will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

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

Effective August 1, 2005, we entered into an asset securitization facility, which provides for advances from time to time up to a maximum aggregate principal amount of $875.0 million. We used the proceeds of our initial borrowings of $705.0 million under this facility to repay a portion of the outstanding principal amount of the $875.0 million senior secured credit facility that we entered into in connection with the Acquisition. In connection with our asset securitization facility and the application of our initial borrowings thereunder, effective August 1, 2005, we amended and restated the $875.0 million senior secured credit facility that we entered into in connection with the Acquisition to, among other things, reduce the maximum aggregate commitment amount thereunder to $175.0 million.

On October 17, 2005, we completed an initial public offering of our common stock that generated net proceeds of $189.2 million. We used the net proceeds of this offering, together with additional borrowings under the asset securitization facility and the amended and restated senior secured credit facility, to repay the entire outstanding balance on our senior unsecured debt of $275.0 million and the accrued interest of approximately $13.0 million then due. In addition, all of our outstanding preferred stock was converted to common stock at the offering price and no preferred stock remains outstanding.

Accordingly, as of December 31, 2005, our debt structure consisted of an $875.0 million asset securitization facility and a $175.0 million senior secured credit facility. As of December 31, 2005, we had outstanding borrowings under our asset securitization facility of $710.0 million. Based on the applicable advance rate of 85%, our total borrowing capacity under our asset securitization facility was $710.7 million. As of December 31,2005, we had outstanding borrowings under our senior secured credit facility of $148.0 million. Based on the applicable advance rate of 82%, our total borrowing capacity under our senior secured credit facility was $163.2 million.

We plan to issue up to $675.0 million of asset backed notes in 2006 under an Asset Backed Security ("ABS") program designed to reduce our borrowing costs and enhance financing resources for our equipment fleet. The proceeds from the issuance will be used to repay outstanding borrowings under our current securitization facility. All debt to be issued under the ABS program will be collateralized by the assets of the SPE consisting of revenue earning containers we use in our leasing business, restricted cash and certain receivables related to revenue earning equipment. These notes will be issued by the SPE and will be included in "Debt" in our consolidated balance sheet. Under this ABS program, a committed revolving facility (the "Warehouse") will also be arranged to provide up to $300.0 million of borrowing availability to support future fleet expansion.

Cash Flow

The following table sets forth certain cash flow information for the three years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Successor	Combined(1)	Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net cash provided by operating activities	$146,185	$127,237	$118,418
Net cash used in investing activities:
Cash paid for acquisition, net of cash acquired	$—	$(1,209,242)	$—
Purchases of leasing equipment	(145,539)	(286,657)	(94,822)
Investment in finance leases	(44,493)	(4,301)	—
Proceeds from disposition of equipment	93,213	60,852	46,771
Cash collected on finance lease receivables, net of unearned income	8,737	3,272	1,293
Other	(67)	—	—
Net cash used in investing activities	$(88,149)	$(1,436,076)	$(46,758)
Net cash (used in)/provided by financing activities	$(47,201)	$1,334,435	$(69,919)

(1)	The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

Operating Activities

Net cash provided by operating activities increased by $19.0 million to $146.2 million in the year ended December 31, 2005, compared to $127.2 million in the year ended December 31, 2004. In the year ended December 31, 2004 there were cash uses of $30.9 million in respect of U.S. Federal income taxes, while in the year ended December 31, 2005 we had no U.S. Federal income tax liability. Prior to the Acquisition, the Predecessor had a tax sharing agreement with its former parent, that required the Predecessor to accrue and settle income tax obligations as if it filed separate returns with the applicable taxing authorities.

Net cash provided by operating activities increased $8.8 million to $127.2 million for the twelve months ended December 31, 2004 compared to $118.4 million for the twelve months ended December 31, 2003. The increase in net cash provided by operating activities was primarily the result of increased net income in fiscal 2004 over fiscal 2003.

Investing Activities

Net cash used in investing activities decreased by $1,348.0 million to $88.1 million for the year ended December 31, 2005, as compared to $1,436.1 million in the year ended December 31, 2004. Cash paid to consumate the Acquisition, net of cash acquired, was $1,209.2 million for the year ended December 31, 2004. Capital expenditures were $190.0 million, including investments in finance leases of $44.5 million, for the year ended December 31, 2005, compared to $291.0 million, including investment in finance leases of $4.3 million, for the year ended December 31, 2004. On January 2, 2004, we elected to exercise a purchase option for 67,251 units for $150.7 million that we had formerly leased-in on an operating lease. Excluding this purchase of existing containers in 2004, capital expenditures increased in 2005 primarily due to an increase in the level of procurement and an increase in new container prices. Sales proceeds from the disposal of equipment increased $32.3 million to $93.2 million for the year ended December 31, 2005, compared to $60.9 million for the year ended December 31, 2004. The increase was due to higher container sales prices and an increase in units sold. We sell our used containers when they have reached substantially the end of their leaseable life. Our sale proceeds from our used containers provide additional funds with which to purchase new containers to replenish our leasing fleet. Net cash provided from finance receivables increased by $5.4 million to $8.7 million for the year ended December 31, 2005, compared to $3.3 million for the year ended December 31, 2004 mainly due to additional investment made in finance leases.

Net cash used in investing activities increased by $1,389.3 million to $1,436.1 million for the twelve months ended December 31, 2004 compared to $46.8 million for the twelve months ended December 31, 2003. Cash paid to consummate the Acquisition, net of cash acquired was $1,209.2 million for the twelve months ended December 31, 2004. Capital expenditures were $291.0 million for the twelve months ended December 31, 2004 compared to $94.8 million for the twelve months ended December 31, 2003. This increase was the result of an increase in the level of procurement as well as an increase in new container prices. In addition, on January 2, 2004, we elected to exercise our purchase option contained in an operating lease and purchased 67,251 containers for $150.7 million. Sales proceeds from the disposal of equipment were $60.9 million for the twelve months ended December 31, 2004 compared to $46.8 million for the twelve months ended December 31, 2003. This increase was a result of increased container sale prices as a result of increased market demands.

Financing Activities

Prior to the Acquisition, our primary source of financing was our former parent, which resulted in borrowings or repayments and capital transactions with our former parent. Since the Acquisition, our principal source of financing has been borrowings under our asset securitization facility and our senior secured credit facility.

Net cash used in financing activities was $47.2 million for the year ended December 31, 2005, compared to net cash provided by financing activities of $1,334.4 million for the year ended December 31, 2004. Prior to the Acquisition, net cash provided by our former parent was $115.4 million. In order to finance the Acquisition, we made initial borrowings of $805.0 million under our senior secured credit facility, entered into our senior unsecured credit agreement for $275.0 million, and equity investors made preferred and common equity investments in us in the aggregate of $200.1 million. In addition, we paid financing fees under the debt facilities of $48.4 million and equity issuance costs of $4.7 million. Following the Acquisition, through December 31, 2004, we used $8.0 million to pay down borrowings under our senior secured credit facility. For the year ended December 31, 2005, we received proceeds from the issuance of common stock under the initial public offering of $189.2 million and proceeds from the issuance of preferred stock to certain members of management of $1.2 million. These preferred shares were converted to common shares in connection with the IPO. We repaid $275.0 million under our senior unsecured credit agreement with the proceeds of our IPO and additional borrowings under our asset securitization facility and our amended senior secured credit facility and available cash. We made total borrowings, including the initial borrowing, under our asset securitization facility of $710.0 million, made repayments under our senior secured facility of $797.0 million, and made total borrowings under our amended and restated senior secured facility of $148.0 million. Cumulative preferred dividends of $23.6 million were paid to preferred shareholders after the conversion of preferred shares to common stock in connection with the IPO. In addition, we entered into a capital lease for $14.6 million to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Net cash provided by financing activities was $1,334.4 million for the twelve months ended December 31, 2004 compared to net cash used in financing activities of $69.9 million for the twelve months ended December 31, 2003. During 2004, net cash provided by our former parent prior to the Acquisition for the ten month period ended October 31, 2004 was $115.4 million. In order to finance the Acquisition, Trans Ocean, TAL International Container Corporation and Trans Ocean Container Corporation, each of which is a direct or indirect wholly-owned subsidiary of ours, entered into our $875.0 million senior secured credit facility and made initial borrowings of $805.0 million thereunder, we entered into our $275.0 million senior unsecured credit agreement and made initial borrowings of

$275.0 million thereunder and certain of our equity investors made preferred and common equity investments in us in an aggregate amount of $200.1 million. Following the Acquisition, we used $8.0 million to pay down our borrowings under our senior secured credit facility. During 2003, we maintained a fixed debt-to-capital ratio which resulted in borrowings or repayments and capital transactions with our former parent.

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

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations:	Total	Less than 1 year (2006)	1-3 years (2007-2009)	3-5 years (2010-2012)	More than 5 years (2013 and thereafter)
Total debt obligations(1):
Asset securitization facility	$1,027.5	$40.5	$220.2	$303.4	$463.4
Senior secured credit facility	173.8	10.0	163.8	—	—
Capital lease obligations	19.9	2.0	4.4	4.6	8.9
Operating leases	8.8	1.8	4.8	2.2	—
Purchase obligations	13.8	13.8	—	—	—
Total contractual obligations	$1,243.8	$68.1	$393.2	$310.2	$472.3

(1)	Amounts include actual and estimated interest for floating-rate debt based on December 31, 2005 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our historical financial statements contained elsewhere in this Form 10-K.

Revenue Recognition

Operating Leases with Customers

We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo containers. Long-term leases provide the ocean carriers with specified container equipment for a specified term. Our leasing revenues are based upon the number of containers leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the lessee to pick up and drop off containers at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of containers utilized at contracted per diem rates. Revenue for customers where collection is not assured is deferred and recognized when the amounts are received. Also, in accordance with FASB EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize billings to customers for damages incurred and certain other pass through costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

We enter into finance leases as lessor for container equipment that we own. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and may include a bargain purchase option to purchase the equipment at the end of the lease term.

Equipment Trading Revenue

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are disclosed as equipment trading expense in the consolidated statements of operations.

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

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for our leasing equipment ranges from 10 to 20 years from the date of manufacture, for both the Successor and Predecessor companies. Estimated useful lives have been based on independent appraisals and will be adjusted if necessary based on actual experience. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge repair and maintenance costs that do not extend the lives of the assets as incurred and include these costs in direct operating expenses.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles we evaluate our goodwill balance for possible impairment annually, in the fourth quarter of each year. A review of goodwill may also be initiated if events or circumstances indicate the carrying value may be impaired. In the future, in performing this evaluation, management will consider many factors including projected future operating results and cash flows, economic trends and other market place data.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (revised 2004), (‘‘SFAS No. 123R’’). This Statement is a revision of SFAS No. 123. SFAS No. 123R supercedes APB No. 25, and its related implementation guidance. SFAS No.

123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. We are required to adopt SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding which are fully vested, we do not expect the adoption of SFAS No. 123R to have any impact on our financial position, results of operations or cash flows. However, future grants of shared-based compensation will result in the recognition of compensation expense.

ITEM 7A:    Quantitative and Qualitative Disclosures About Market Risk

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

The primary external risk of our interest rate swap agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. Our counterparty, a major money center financial institution, is rated‘‘AA’’ or better by nationally recognized rating agencies. Credit exposures are measured based on the market value of outstanding derivatives instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

On December 14, 2004, we entered into three interest rate swap contracts with a financial institution to fix the floating interest rates on our debt facilities, with an initial notional amount of $500 million, amortizing 7 year term and a fixed rate of approximately 3.82%.

On October 28, 2005, we entered into two additional interest rate swap contracts with the same financial institution to fix the floating interest rates on our debt facilities. To hedge the interest rate exposure under the asset securitization facility, we entered into an interest rate swap that had a notional amount of $100 million, a non-amortizing term of 6 years, with a fixed rate of approximately 4.82%. To hedge the interest rate exposure under the senior secured credit facility, we entered into an interest rate swap that had a notional amount of $25 million, a non-amortizing term of approximately 2.75 years, with a fixed rate of approximately 4.71%.

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during 2005, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $1.4 million for the year ended December 31, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

In recent years, our credit losses have been minimal. Industry factors that have provided credit protection include the strong growth in the container industry and favorable creditor laws in several countries that are served by most of our large customers. In addition, we have historically recovered approximately 90% of our containers that were subject of defaulted contracts and we are able to successfully re-market these repossessed containers through our worldwide sales infrastructure. However, we typically incur operating expenses such as repairs and positioning when containers are recovered after a customer default.

For the year ended December 31, 2005, our five largest customers accounted for approximately 45% of our leasing revenues, with our largest customer accounting for approximately 18% of our leasing revenues. As of December 31, 2005, approximately 72% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts includes an estimate of allowances necessary for receivables on our operating lease receivables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule listed under Item 15— Exhibits, Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 15 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the SEC rules thereunder.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item may be found under the sections captioned ‘‘Election of Directors,’’ ‘‘Occupations of Directors and Executive Officers,’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2006 (the ‘‘2006 Proxy Statement’’), which is incorporated herein by reference. The 2006 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned ‘‘Compensation and Other Information Concerning Directors and Officers’’ in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned ‘‘Management and Principal Holders of Voting Securities’’ in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item may be found under the section captioned ‘‘Certain Relationships and Related Transactions’’ in the 2006 Proxy Statement, which is incorporated herein by reference, and in Note 8 to the consolidated financial statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned ‘‘Auditor Fees’’ in the 2006 Proxy Statement, which is incorporated herein by reference

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

The following financial statements are included in Item 8 of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 (Successor)	F-3
Consolidated Statement of Operations for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Operations for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor )	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Owner's Net Investment and Comprehensive Income for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor)	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Cash Flows for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2)    Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Report of Independent Registered Public Accounting Firm on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)    List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 2.1 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.3 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.4 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.5 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
*3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc.
*3.2	Amended and Restated Bylaws of TAL International Group, Inc.
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit number 4.1 to Amendment No. 3 to TAL International Group, Inc.’s Form S-1 filed on October 5, 2005, file number 333-126317)
10.1	Amended and Restated Credit Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, the Lenders party thereto and Fortis Capital Corp. (incorporated by reference from exhibit number 10.1 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.2	Amended and Restated Security Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.3	Credit Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.3 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.4	Amendment No. 1 to Credit Agreement, dated as of March 31, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.4 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.5	Amendment No. 2 to Credit Agreement, dated as of May 14, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.5 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.6	Amended and Restated Intercreditor Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, Transamerica Accounts Holding Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
*10.7	Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders
10.8	Investor Subscription Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from exhibit number 10.8 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
*10.9	Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson
10.10	Management Consulting Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and The Jordan Company, L.P. (incorporated by reference from exhibit number 10.10 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.11	Management Advisory Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 10.11 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.12	Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from exhibit number 10.12 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.13	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.14	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.15	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.16	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.17	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.18	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.19	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Bernd Schackier (incorporated by reference from exhibit number 10.19 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.20	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John Pearson (incorporated by reference from exhibit number 10.20 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.21	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.22	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.23	Amendment No. 3 to Credit Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.23 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.24	Indenture, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.24 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.25	Series 2005-1 Supplement, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.25 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
10.26	Management Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.26 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.27	Contribution and Sale Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.27 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.28	Series 2005-1 Note Purchase Agreement, dated as of August 1, 2005, by and among TAL Advantage I LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from exhibit number 10.28 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.29	Intercreditor Agreement, dated as of August 1, 2005, by and between Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.29 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.30	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL Advantage I LLC, TAL International Container Corporation, Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.30 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.31	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corp. and Fortis Capital Corp. (incorporated by reference from exhibit number 10.31 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
*10.32	Amendment No. 1 to Investor Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited
*10.33	2005 Management Omnibus Incentive Plan
*10.34	First Amendment to 2004 Management Stock Plan
*21.1	List of Subsidiaries
*24.1	Powers of Attorney (included on the signature page to this annual Report on Form 10-K)
*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit No.	Description
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Furnished herewith.

(b)    Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)    Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAL International Group, Inc.
Date: March 16, 2006	By:	/s/ Brian M. Sondey
Brian M. Sondey President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of TAL International Group, Inc. hereby severally constitute and appoint and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable TAL International Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 16th day of March 2006.

Signature	Title(s)
/s/ Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director
Brian M. Sondey
/s/ Chand Khan	Vice President, Chief Financial Officer (Principal Financial Officer)
Chand Khan
/s/ Bruce R. Berkowitz	Director
Bruce R. Berkowitz
/s/ A. Richard Caputo, Jr.	Director
A. Richard Caputo, Jr.
/s/ Brian J. Higgins	Director
Brian J. Higgins
/s/ John W. Jordan II	Director
John W. Jordan II
/s/ Frederic H. Lindeberg	Director
Frederic H. Lindeberg
/s/ David W. Zalaznick	Director
David W. Zalaznick
/s/ Douglas J. Zych	Director
Douglas J. Zych

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS — DECEMBER 31, 2005, 2004 AND 2003
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 (Successor)	F-3
Consolidated Statements of Operations for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Operations for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor )	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Owner's Net Investment and Comprehensive Income for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor)	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Cash Flows for the ten months ended October 31, 2004 and year ended December 31, 2003 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TAL International Group, Inc.

We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. (the ‘‘Successor Company’’) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year ended December 31, 2005 and the period November 1, 2004 through December 31, 2004, and the combined consolidated statements of operations, owner's net investment and comprehensive income, and cash flows for the period from January 1, 2004 through October 31, 2004 and for the year ended December 31, 2003 of Transamerica Maritime Container (the "Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and the period November 1, 2004 through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company combined consolidated financial statements referred to above present fairly, in all material respects, the combined consolidated results of operations and cash flows of Transamerica Maritime Container for the period January 1, 2004 through October 31, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 2, 2006

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	Successor
	December 31, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$27,259	$16,424
Accounts receivable, net of allowances of $820 and $225	31,738	35,014
Net investment in finance leases	73,819	13,262
Leasing equipment, net of accumulated depreciation and allowances of $124,543 and $19,029	1,036,363	1,103,423
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $1,312 and $566	3,771	4,255
Equipment held for sale	24,844	11,578
Goodwill	71,898	73,570
Deferred financing costs	3,540	47,343
Other assets	26,304	14,770
Total assets	$1,299,536	$1,319,639
Liabilities and stockholders' equity (deficit):
Accounts payable	$7,524	$4,580
Accrued expenses	30,063	38,795
Income taxes payable	116	1,557
Deferred income tax liability	9,239	2,393
Debt:
Asset securitization facility	710,000	—
Senior secured credit facility	148,000	797,000
Senior unsecured credit agreement	—	275,000
Capital lease obligations	14,627	—
Total liabilities	919,569	1,119,325
Preferred stock, Series A 12.0% cumulative, subject to redemption, 210,000 shares authorized, none issued and 200,000 shares issued and outstanding, respectively	—	203,738
Common stock, subject to redemption, none issued and 338,367 shares issued and outstanding, respectively	—	3
Stockholders' equity (deficit):
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 32,882,208 and 9,812,139 shares issued and outstanding, respectively	33	10
Additional paid-in capital	394,389	87
Accumulated deficit	(13,737)	(3,541)
Accumulated other comprehensive (loss) income	(718)	17
Total stockholders' equity (deficit)	379,967	(3,427)
Total liabilities and stockholders' equity (deficit)	$1,299,536	$1,319,639

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
 Consolidated Statements of Operations and Combined Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Successor		Predecessor
	Year ended December 31, 2005	Two months ended December 31, 2004	Ten months ended October 31, 2004	Year ended December 31, 2003
Revenues:
Leasing revenues, including income recognized on finance leases of $5,387, $185, $208, and $0, respectively	$285,406	$48,365	$242,963	$301,352
Equipment trading revenue	24,244	1,713	9,641	15,235
Management fee income	6,482	1,071	6,046	6,612
Other revenues	2,383	313	2,858	2,823
Total revenues	318,515	51,462	261,508	326,022
Expenses:
Equipment trading expenses	19,227	1,361	7,044	12,822
Direct operating expenses	26,907	4,372	23,043	37,268
Administrative expenses	40,671	6,419	29,014	38,404
Depreciation and amortization	115,138	19,769	119,449	134,985
Equipment rental expense	299	1,140	4,342	36,264
Provision (reversal) for doubtful accounts	559	225	300	(33)
Net (gain) loss on sale of leasing equipment	(9,665)	(126)	3,325	35,940
Write-off of deferred financing costs	43,503	—	—	—
Interest and debt expense	72,379	13,185	22,181	23,756
Unrealized (gain) on interest rate swaps	(12,499)	(2,432)	—	—
Management fees and other Parent Company charges	4,878	—	28,360	—
Total expenses	301,397	43,913	237,058	319,406
Income before income taxes	17,118	7,549	24,450	6,616
Income tax expense	7,446	2,680	8,926	740
Net income	9,672	4,869	$15,524	$5,876
Preferred stock dividends and accretion to redemption value	(19,868)	(8,410)
Net loss applicable to common stockholders	$(10,196)	$(3,541)
Net loss per common share: Basic and Diluted (a)	$(0.68)	$(0.35)
Weighted average number of common shares outstanding — Basic and Diluted	14,912,942	10,150,506

(a)	For the periods ended October 31, 2004 and prior, owner’s equity consisted of owner’s net investment, and, therefore, no income (loss) per share data has been presented.

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.

Combined Consolidated Statements of Owner's Net Investment and Comprehensive Income and Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Owner's Net Investment	Comprehensive Income
	Shares	Amount
Predecessor:
Balance at December 31, 2002	—	$—	$—	$—	$290	$111,522
Comprehensive income:
Net income	—	—	—	—	—	5,876	$5,876
Foreign currency translation adjustment	—	—	—	—	187	187	187
Comprehensive income							$6,063
Distributions to Parent	—	—	—	—	—	(16,587)
Balance at December 31, 2003	—	—	—	—	477	100,998
Comprehensive income:
Net income	—	—	—	—	—	15,524	$15,524
Foreign currency translation adjustment	—	—	—	—	52	52	52
Comprehensive income							$15,576
Capital contributions from Parent						37,694
Distributions to Parent	—	—	—	—	—	(12,390)
Balance at October 31, 2004	—	$—	$—	$—	$529	$141,878
Successor:
Sale of common stock	9,812,139	$10	$87	$—	$—	$—
Comprehensive income:
Net income	—	—	—	4,869	—	—	$4,869
Foreign currency translation adjustment	—	—	—	—	17	—	17
Comprehensive income							$4,886
Accretion of preferred stock to redemption value				(4,672)
Preferred stock dividends	—	—	—	(3,738)	—	—
Balance at December 31, 2004	9,812,139	10	87	(3,541)	17	—
Sale of common stock — initial public offering	11,500,000	12	189,188	—	—	—
Conversion — redeemable common and preferred stock	11,570,069	11	201,197	—	—	—
Common shares issued to management			3,917	—	—	—
Comprehensive income:
Net income	—	—	—	9,672	—	—	$9,672
Foreign currency translation adjustment	—	—	—	—	(67)	—	(67)
Unrealized losses — cash flow hedges, net of income taxes of $370	—	—	—	—	(668)	—	(668)
Comprehensive income							$8,937
Preferred stock dividends	—	—	—	(19,868)		—
Balance at December 31, 2005	32,882,208	$33	$394,389	$(13,737)	$(718)	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.
Consolidated Statement of Cash Flows and Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

	Successor		Predecessor
	Year ended December 31, 2005	Two months December 31, 2004	Ten months October 31, 2004	Year ended December 31, 2003
Cash flows from operating activities:
Net income	$9,672	$4,869	$15,524	$5,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,138	19,769	119,449	134,985
Net (gain) loss on sale of leasing equipment	(9,665)	(126)	3,325	35,940
Deferred income taxes	6,846	2,300	(20,782)	(42,973)
Unrealized gain on interest rate swaps	(12,499)	(2,432)	—	—
Write-off of deferred financing costs	43,503	—	—	—
Amortization of deferred financing costs	4,023	—	—	—
Stock compensation charge	3,917	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,276	2,882	(5,701)	7,362
Accounts payable	2,944	(14,030)	13,558	(2,037)
Accrued expenses	(8,732)	9,109	(12,357)	(18,784)
Income taxes payable	(1,441)	380	(12,793)	2,357
Other assets	(63)	5,449	3,438	1,524
Equipment purchased for resale, net	(8,778)	(751)	958	526
Other, net	(1,956)	(1,733)	(3,068)	(6,358)
Net cash provided by operating activities	146,185	25,686	101,551	118,418
Cash flows from investing activities:
Cash paid to consummate the Acquisition, net of cash acquired	—	(1,209,242)	—	—
Purchases of leasing equipment and other fixed assets	(145,539)	(29,775)	(256,882)	(94,822)
Proceeds from sale of equipment	93,213	10,111	50,741	46,771
Investments in finance leases	(44,493)	—	(4,301)	—
Cash collections on finance leases, net of unearned income	8,737	574	2,698	1,293
Other	(67)	—	—	—
Net cash used in investing activities	(88,149)	(1,228,332)	(207,744)	(46,758)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	1,205	195,328	—	—
Proceeds from issuance of common stock	189,200	100	—	—
Net borrowings under asset securitization facility	710,000	—	—	—
Financing fees paid under debt facilities	—	(48,358)	—	—
(Repayment) proceeds from borrowing under senior unsecured credit agreement	(275,000)	275,000	—	—
(Repayment) proceeds from borrowing under senior secured credit facility, net	(797,000)	797,000	—	—
Net borrowings under amended senior secured credit facility	148,000	—	—	—
Preferred dividends paid	(23,606)	—	—	—
Change in due to affiliates, net	—	—	90,061	(53,332)
Distributions to Parent	—	—	(12,390)	(16,587)
Capital contributions	—	—	37,694	—
Net cash (used in) provided by financing activities	(47,201)	1,219,070	115,365	(69,919)
Net increase in cash and cash equivalents	10,835	16,424	9,172	1,741
Cash and cash equivalents, beginning of period	16,424	—	2,167	426
Cash and cash equivalents, end of period	$27,259	$16,424	$11,339	$2,167
Supplemental disclosures:
Interest paid	$78,994	$32	$—	$—
Income taxes paid	$1,362	$—	$—	$—
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$14,627	$—	$—	$—
Transfers from leasing equipment to finance leases	$22,145	$—	$5,839	$5,248

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

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

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TOL and TALI and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TOL and TALI were wholly-owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V.

The Company provides (and the Predecessor provided) long-term leases, service leases and finance leases, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also provides container sales and positioning services. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners. The Company also leases chassis used for the transportation of containers domestically via rail and roads.

Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TOL and TALI for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller (an affiliate of AEGON N.V.). This acquisition of TOL and TALI is referred to as the ‘‘Acquisition.’’ The Acquisition was accounted for using the purchase method of accounting, and, accordingly, the consideration paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair value of the net assets acquired and liabilities assumed, including separately identifiable intangible assets, was allocated to goodwill. The change in goodwill from December 31, 2004 to December 31, 2005 resulted from adjustments to the purchase price allocation during the allocation period.

The following table sets forth the final allocation of the purchase price in connection with the acquisition (in thousands):

Working capital	$7,441
Leasing equipment	1,101,242
Finance lease receivables	13,836
Leasehold improvements and other fixed assets	4,394
Equipment held for sale	11,039
Intangibles	4,800
Goodwill	71,898
Purchase price	$1,214,650

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at the beginning of each respective period. The pro forma financial information is not necessarily indicative of the actual results of operations had the transaction been effected on the assumed dates. The following is the pro forma information for the years ended December 31, 2004 and 2003 (in thousands, except share data):

	2004	2003
Total revenues	$315,864	$329,368
Net income (loss) applicable to common stockholders	$2,292	$(12,208)
Earnings (loss) per common share:
Basic and Diluted	$0.23	$(1.20)

The pro forma net income amounts reflect the following items: (i) reversal of the amortization of initial direct lease costs, (ii) adjustments to depreciation expense arising from the valuation of the leasing equipment as a result of the purchase price allocation from the Acquisition, (iii) increase in net loss (gain) on sale of leasing equipment associated with the fair value adjustments to leasing equipment under the purchase method of accounting, (iv) adjustments for interest expense from new borrowings related to the Acquisition and the elimination of historical interest on debt repaid in the Acquisition, (v) elimination of non-recurring Predecessor expenses, (vi) adjustments to record management fees resulting from the Acquisition, (vii) the related income tax effect of the above items based upon a pro forma effective income tax rate of 37.0%, and (viii) adjustments for the accrual of dividends related to the preferred stock.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

As a result of the Acquisition, the financial information for the period after October 31, 2004 represents that of the Successor Company. Prior to October 31, 2004, the combined consolidated financial statements include the accounts of the Predecessor Company as described above. Due to the change in the basis of accounting resulting from the application of the purchase method of accounting, the Predecessor Company's combined consolidated financial statements and Successor Company's consolidated financial statements are not necessarily comparable.

The consolidated financial statements include the accounts of the respective entities and their subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform with the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is provided based upon a review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its accounts receivable.

Concentration of Credit Risk

The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. For the year ended December 31, 2005, one customer accounted for 18% of leasing revenues. The same one customer accounted for 16% of leasing revenues for both the ten months ended October 31, 2004 and two months ended December 31, 2004. For the year ended December 31, 2003, the same one customer accounted for 15% of leasing revenues.

Net Investment in Finance Leases

The amounts reported as net investment in finance leases are recorded at the aggregate future lease payments, including any purchase options granted to customers, less unearned income. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenue.

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the equipment’s estimated useful life. The estimated useful lives for the Company's leasing equipment ranges from 10 to 20 years from the date of manufacture, for both the Successor and Predecessor companies. Periodically, if indicators of impairment are present, the Company evaluates whether the carrying value of the equipment exceeds its estimated future undiscounted cash flows. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. The Company charges repair and maintenance costs, that do not extend the lives of the assets, to direct operating expenses as incurred.

The net book value of the leasing equipment by principal container type at December 31, 2005 and 2004 was (in thousands):

	2005	2004
Dry container units	$733,324	$786,627
Refrigerated container units	238,772	257,590
Special container units and chassis	64,267	59,206
	$1,036,363	$1,103,423

Included in the amounts above are container units not on lease at December 31, 2005 and 2004 with a total net book value of $110.4 million and $68.9 million, respectively.

An allowance is provided through direct operating expenses based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which the Company believes it will not ultimately recover. The percentage is developed based on historical experience.

Leasehold Improvements and Other Fixed Assets

Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Other fixed assets, which consist primarily of computer software, computer equipment and furniture, are recorded at cost and amortized on a straight-line basis over their respective estimated useful lives, which range from three to seven years.

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), container equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment.

Goodwill

In connection with the Acquisition, the Company recorded $71.9 million of goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Goodwill and Other Intangible Assets (‘‘SFAS No. 141’’). SFAS No.141 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment, which is performed by the Company in the fourth quarter of each year. The Company’s annual review of goodwill as of October 31, 2005 indicated that no impairment of goodwill existed. Changes to goodwill from December 31, 2004 to December 31, 2005 represent adjustments to the allocation of the purchase price made during the allocation period.

Deferred Financing Costs

Deferred financing costs represent the fees incurred in connection with the financing of the Company's debt obligations and are amortized over the estimated term of the obligations using the effective interest method.

Initial Direct Costs

In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, certain costs incurred to move or reposition existing leasing equipment that is placed under a new lease contract are capitalized. The Company’s criteria for capitalization of these costs are as follows: the new contract term must be greater than one year in length, a required minimum number of twenty-foot equivalent units (‘‘TEU’’) must be placed on-hire, and the TEU are required to be moved overseas. Initial direct costs are amortized on a straight-line basis over the lease term as a reduction of leasing revenues.

Intangibles

In connection with the purchase price allocation, the Company recorded intangible assets related to the fair value of its lease relationships, which are included in other assets at December 31, 2005 and 2004. The fair value of these assets on the date of the Acquisition was $4.8 million, which is being amortized over a period of three to seven years. Accumulated amortization was $1.0 million and $0.1 million as of December 31, 2005 and 2004, respectively. Estimated amortization for each of the next five years will be approximately $0.9 million, $0.8 million, $0.6 million, $0.6 million, and $0.6 million, respectively. No intangible assets existed prior to the Acquisition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value at December 31, 2005 and 2004 because of the short-term maturity of those instruments.

The interest on the senior secured facility and the asset securitization facility is based on variable interest rates, and the interest on the senior unsecured agreement was at an increasing rate over the term of the obligation. Therefore, the Company believes that the carrying values of its debt instruments at December 31, 2005 and 2004 approximate fair value.

Due to Affiliates

Due to affiliates includes amounts due to TFC and other related entities and consisted of borrowings and costs incurred on the Company's behalf. Interest was charged monthly on the average daily balance of these advances.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo containers. Long-term leases provide the ocean carriers with specified container equipment for a specified term. The leasing revenues are based upon the number of containers leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the customer to pick up and drop off containers at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of containers utilized at contracted per diem rates. Revenue for customers where collection is not assured is deferred and recognized when the amounts are received. Also, in accordance with FASB EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes billings to customers for damages incurred and certain other pass through costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

The Company enters into finance leases as lessor for container equipment owned by the Company. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and may include a bargain purchase option to purchase the equipment at the end of the lease term.

Equipment Trading Revenue

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The related expenses are recognized as incurred and are presented as equipment trading expense in the consolidated statements of operations.

Management Fee Income

The Company manages equipment, which is owned by third parties, and earns management fees based on the income earned by the leasing and sale of that equipment. Amounts collected by the Company as agent on behalf of third parties that own such equipment are not included in revenue and costs paid for managed equipment are not included in expenses by the Company.

Other Revenues

Other revenues include principally fee income for third party positioning of equipment.

Direct Operating Expenses

Direct operating expenses are directly related to the Company's equipment under and available for lease. These expenses primarily consist of the Company's costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment, and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

Equipment Rental Expense

Equipment rental expense is the Company's cost of equipment that it leases from others.

Derivative Instruments

The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS No. 133’’), as amended and interpreted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the Company's financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's UK subsidiaries. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at an average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders’ equity (deficit) and owner's net investment as accumulated other comprehensive income.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’). Under the intrinsic value method, compensation cost equal to the difference between the fair value of the shares and the exercise price on the date of grant is recognized from the date of grant over the vesting period of the options. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (‘‘SFAS No. 148’’).

The following table illustrates the effect on net loss and loss per share applicable to common stockholders had the fair value method of accounting been applied to the Company's stock compensation plans for the year ended December 31, 2005 and the two months ended December 31, 2004 (in thousands, except per share data).

	Year ended December 31, 2005	Two months ended December 31, 2004
Net loss applicable to common stockholders:
As reported	$(10,196)	$(3,541)
Add: Stock-based compensation expense included in reported net loss	3,917	—
Deduct: Stock-based compensation expense determined under the fair value method	(11,294)	(3)
Pro forma net loss applicable to common stockholders	$(17,573)	$(3,544)
Basic and diluted loss per common share:
As reported	$(0.68)	$(0.35)
Pro forma	$(1.18)	$(0.35)

The estimated weighted average fair value of options granted during the year ended December 31, 2005 and the two months ended December 31, 2004 were $14.02 and $0.01 per share, respectively. The fair value of options granted under the Company’s fixed stock option plans during the year ended December 31, 2005 and the two months ended December 31, 2004 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004
Expected life (in years)	4	4
Risk-free interest rates	4.80%	3.52%
Volatility	50%	50%
Dividend yield	—	—

Options granted in November 2004 to purchase 400,945 shares and options granted in April 2005 to purchase 53,667 shares became fully vested as of the date of the initial public offering (‘‘IPO’’) on October 17, 2005 — (see Note 3). Options granted on the IPO date to purchase 612,195 shares at an exercise price equal to the IPO offering price of $18.00 per share became fully vested as of December 30, 2005 as their acceleration was approved by the Compensation Committee of the Company’s Board of Directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its consolidated statements of operations upon the adoption of SFAS No. 123(R), Share-Based Payments, (revised 2004) ("SFAS No. 123(R)"). The future compensation expense that will not be incurred, based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, is approximately $1.8 million per year in 2006, 2007 and 2008, and $1.5 million in 2009. However, the acceleration resulted in an increase of $7.4 million in the pro-forma stock-based compensation expense for the year ended December 31, 2005 shown above.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains (losses), net of income taxes on derivative instruments designated as cash flow hedges and foreign translation adjustments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2005 and the two months ended December 31, 2004, basic loss per share and diluted loss per share were the same due to the net losses applicable to common shareholders incurred in both periods.

All common share and per share information have been retroactively adjusted to reflect a 101.5052-for-1 stock split. See Note 3.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123. SFAS No. 123R supercedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company is required to adopt SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding which are fully vested, management does not expect the adoption of SFAS No.123R to have a significant impact on the financial position, results of operations or cash flows of the Company. However, future grants of share-based compensation will result in the recognition of compensation expense.

Note 3 — Initial Public Offering

On October 17, 2005, the Company sold 11.5 million shares of common stock at a price of $18.00 per share in an IPO which generated net proceeds of approximately $189.2 million, after deducting underwriter discounts and other offering expenses. The Company used the net proceeds of this offering, together with additional borrowings under the asset securitization facility and the amended and restated senior secured credit facility and available cash, to repay the entire outstanding principal and accrued cash interest due on the senior unsecured credit agreement which was approximately $288.0 million on October 17, 2005. Related to the IPO, the following activities also occurred:

1)	The Company’s stockholders approved a 101.5052-for-1 stock split which became effective prior to the consummation of the IPO. All share and per share information in the accompanying financial statements have been retroactively restated to reflect this stock split.

2)	All 201,205 outstanding shares of the Company’s Series A 12.0% cumulative senior preferred stock were converted into 11,178,035 shares of common stock on October 17, 2005, based on the IPO price of $18.00 per common share.

3)	Previously issued options granted to various employees of the Company to purchase 454,612 shares of common stock became fully vested on October 17, 2005, and as a result, the unamortized balance of unearned compensation of approximately $3.4 million was recognized as compensation expense at that date.

4)	Options were granted to various employees of the Company to purchase 612,195 shares of the Company’s common stock as of the IPO date, with an exercise price equal to the IPO price of the common stock of $18.00.

5)	Management consulting agreements between the Company and certain of the Company’s stockholders were terminated on October 17, 2005.

6)	The Company paid the aggregate outstanding accrued dividends on the Series A 12.0% cumulative senior preferred stock of $23.6 million.

Sale of Additional Shares — Over-Allotment Option

On October 21, 2005, the underwriters of TAL’s IPO exercised their over-allotment option in part and purchased 1.0 million additional shares of common stock from certain of TAL’s stockholders. TAL did not receive any proceeds from the sale of the shares pursuant to the over-allotment option.

Note 4 — Debt

Summary of major activities

During the third and fourth quarters of 2005, the Company completed the following refinancing transactions:

(1)	Effective August 1, 2005, the Company entered into an asset securitization facility which provides for advances from time to time up to a maximum aggregate principal amount of $875.0 million.

(2)	The Company used the proceeds of its initial borrowings of $705.0 million under the asset securitization facility to repay a portion of the outstanding principal amount under the $875.0 million senior secured credit facility that it entered into in connection with the Acquisition.

(3)	The Company amended and restated the $875.0 million senior secured credit facility, reducing the maximum aggregate commitment amount thereunder to $175.0 million, and as a result, the Company wrote off $24.3 million of deferred financing costs during the third quarter of 2005.

(4)	On October 17, 2005, the Company used the net proceeds of the IPO, as well as additional borrowings under its asset securitization facility and the amended and restated senior secured credit facility and available cash, to repay approximately $288.0 million due on the senior unsecured credit agreement which consisted of the entire outstanding principal and accrued cash interest then due. In connection with the repayment of the senior unsecured credit agreement, in October 2005, the Company wrote off $19.2 million of deferred financing costs, and reversed $5.4 million of excess accrued interest to interest expense.

Asset Securitization Facility

Effective August 1, 2005, the Company entered into an asset securitization facility pursuant to which it contributed, and may from time to time in the future continue to contribute, certain eligible containers, together with the related leases, to TAL Advantage I LLC, a newly created special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes under the Company’s asset securitization facility. On August 1, 2005, the Company made its initial transfer of eligible containers to the SPE, which then issued an initial series of asset backed notes with a maximum aggregate principal amount of $875.0 million, (the ‘‘Series 2005-1 Notes’’), the terms of which are more fully described below. The SPE’s initial borrowing under the asset securitization facility was $705.0 million. As of December 31, 2005, the outstanding balance under the facility was $710.0 million.

The SPE's borrowing capacity under the Series 2005-1 Notes is determined by reference to a variable advance rate percentage of the net book values of the SPE's eligible containers, subject to certain adjustments. Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $710.7 million at December 31, 2005. At December 31, 2005, the applicable commitment fee and interest rate were 0.25% and LIBOR plus 1.50%, respectively. To the extent a Rated Securitization is not completed by the SPE prior to August 1, 2007, the currently prevailing interest rate will increase to LIBOR plus 1.625% per annum from that time through the maturity of the facility. The weighted average interest rate on this facility as of December 31, 2005 was 5.7%.

The asset securitization facility is secured by a first priority lien on substantially all of the SPE's assets. The leasing business related to the eligible containers transferred to the SPE is managed by the Company, and in connection with its role as manager, it receives management fees equal to 12% of the net cash receipts (after direct operating expenses) of the SPE together with disposition fees equal to 5% of the sales and casualty proceeds in respect of any of the SPE's containers, all as defined. To the extent that distributable cash remains after the payment of all principal, interest, fees, hedging costs and other amounts payable pursuant to the asset securitization facility, such remaining amounts may be transferred by the SPE to the Company.

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

Senior Secured Credit Facility

In connection with the Acquisition, the Company entered into an $875.0 million senior secured credit facility. Upon the closing of the asset securitization facility on August 1, 2005, the Company amended and restated the senior secured credit facility to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. The final maturity date of this facility is August 1, 2008. At December 31, 2005, the outstanding balance under the facility was $148.0 million.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values, as calculated in the credit agreement, of the Company’s eligible containers and eligible chassis, subject to certain adjustments. At December 31, 2005, the variable advance rate percentage was 85%, but is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. At December 31, 2005, the borrowing capacity was $163.2 million. The Company’s eligible containers for the purposes of determining borrowing capacity under this facility will not include any containers transferred to the SPE in connection with the asset securitization facility described above. The senior secured credit facility is secured by a first priority lien on the Company’s eligible containers, eligible chassis, related leases and lease rights and a pledge of the equity interests of the SPE.

At December 31, 2005, the senior secured credit facility applicable commitment fee and interest rate were 0.375% and LIBOR plus 2.125%, respectively. This rate will remain in place until such time as the variable advance rate percentage decreases to 82%, at which time the interest rate will further decrease to LIBOR plus 2.00% per annum. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the Company’s then effective borrowing capacity. The weighted average interest rate under this facility as of December 31, 2005 was 6.2%.

Due to the refinancing noted above, the Company wrote off $24.3 million of deferred financing costs during 2005 that related to the senior secured credit facility.

Financial Covenants

In addition to customary events of default and early amortization events, the Series 2005-1 Notes contain financial covenants which require, among others, that the SPE maintain an EBIT, as defined, to cash interest expense ratio of at least 1.00 to 1.00 as of any payment date prior to April 2007 and at least 1.10 to 1.00 as of any payment date from and after April 2007. The Series 2005-1 Notes also contain certain restrictions relating to incurring indebtedness or liens, restricted payments, the making of certain investments and certain other matters.

In addition to customary events of default, the senior secured credit facility contains financial covenants which require that (i) the Company maintain a consolidated leverage ratio, as defined, of 4.75 to 1.00, (ii) commencing with the fiscal quarter ending December 31, 2005, the Company maintain a consolidated tangible net worth of at least an amount equal to its consolidated net worth as of August 1, 2005, plus 50% of its consolidated net income since August 1, 2005, plus 100% of the net cash proceeds from the IPO, minus $10.0 million, and (iii) commencing with the fiscal quarter ending December 31, 2005, the Company maintain a consolidated EBIT, as defined, to consolidated cash interest expense ratio of at least 1.10 to 1.00, as well as containing restrictions on incurring indebtedness or liens, paying dividends and other restricted payments, the making of certain investments and certain other matters.

The Company is a holding company and, other than investments in subsidiaries, has no operations, assets, liabilities, revenues or expenses. Accordingly, the Company is dependent upon dividends, loans, advances or other distributions from its subsidiaries in order to pay dividends or make other distributions related to its common stock. Certain provisions of the senior secured credit facility and the asset securitizaton facility limit such payments or distributions to the Company, and also limit the Company's ability to pay dividends or make other distributions on its common stock. At December 31, 2005, substantially all of the Company's consolidated shareholders' equity is restricted pursuant to the terms of the senior secured credit facility and asset securitization facility.

Senior Unsecured Credit Agreement

In connection with the Acquisition, the Company entered into a senior unsecured credit agreement with an affiliate of its former parent which provided for a $275.0 million term loan facility with a final maturity of November 2, 2014. This credit facility bore interest at an initial interest rate of 8.75% which increased by 0.25% per annum each 90-day period following the Acquisition, up to a maximum interest rate of 11.5% per annum. The Company accrued interest under this credit agreement at an effective rate of 11.08% over the 10-year life of the credit agreement.

In connection with the Acquisition and the Company's entry into this facility, the Company deposited $6.0 million into an escrow account. Since this facility was not repaid until October 2005, the escrow account was required to be disbursed to the lenders in monthly installments of $1.0 million on or before the last day of the months of March, April, May, June, July and August 2005. All disbursements were made as required in 2005.

On October 17, 2005, the Company used the net proceeds of the IPO, as well as additional borrowings under its asset securitization facility and the amended and restated senior secured credit facility and available cash, to repay approximately $288.0 million due on the senior unsecured credit agreement which consisted of the entire outstanding principal and interest then due. At the time of repayment, the interest rate of the senior unsecured credit agreement had increased to 9.5%, resulting in $5.4 million of excess accrued interest, representing the difference between the overall effective rate of 11.08% and the actual rate at the time of payment, which was reversed and is included in interest and debt expense in the accompanying statement of operations for the year ended December 31, 2005. In connection with the repayment, the Company wrote off $19.2 million of deferred financing costs.

Capital Lease Obligations

Effective December 23, 2005, the Company entered into a capital lease with a financial institution to finance the purchase of $14.6 million of chassis. The lease agreement is structured as a ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) lease with a purchase option at the end of the lease term equal to the TRAC amount as defined in the lease. For income tax purposes, this lease is treated as an operating lease. Payments include interest at the rate of 5.46%. As of December 31, 2005, the lease obligation totaled $14.6 million.

At December 31, 2005, future lease payments under these capital leases are as follows (in thousands):

2006	$1,961
2007	1,865
2008	1,266
2009	1,272
2010	1,547
2011 and thereafter	12,007
19,918
Less: amount representing interest	(5,291)
Capital lease obligation	$14,627

Interest Rate Swaps

To hedge the risk associated with fluctuations in interest rates on long-term borrowings, the Company entered into three interest rate swap contracts on December 14, 2004 with a financial institution to fix the floating interest rates on a portion of the borrowings under its senior secured credit facility. The interest rate swap contracts had a fixed rate of approximately 3.82%, an initial notional amount of $500 million and an amortizing term of seven years.

In connection with the refinancing transaction in August 2005, these interest rate swap contracts were modified to reflect the terms under the asset securitization facility. The revised contracts were effective on September 20, 2005. No termination settlements were made as the fixed rate, notional amounts and maturity date remained the same.

On October 28, 2005, the Company entered into two additional interest rate swap contracts with the same financial institution to fix the floating interest rates on additional borrowings under its asset securitization facility and its senior secured credit facility. The first interest rate swap has a notional amount of $100 million, a non-amortizing term of 6 years, a fixed rate of approximately 4.82%, to hedge the interest rate exposure under its asset securitization facility. The second interest rate swap has a notional amount of $25 million, a non-amortizing term of approximately 2.75 years, and a fixed rate of approximately 4.71%, to hedge the interest rate exposure under its senior secured credit facility.

On November 1, 2005, the Company designated all interest rate swap contracts as cash flow hedges, in accordance with SFAS No.133, at which time the fair value of the interest rate swaps was $15.3 million. The contracts are recorded at fair value on the consolidated balance sheets, with the effective portion of their change in fair value from the designation date being reflected in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion, if any, is calculated as the excess of the fair value of the hedge contracts over the change in expected cash outflows of interest for the underlying debt instrument and is included in the unrealized (gain) loss on interest rate swaps in the consolidated statements of operations. In addition, the fair value of $15.3 million at the date the interest rate swap contracts were designated as cash flow hedges will be recognized in income using the interest method over the remaining life of the contracts and will be included in unrealized (gain) loss on interest rate swaps in the consolidated statements of operations. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity.

The fair value of the interest rate swaps was $13.9 million and $2.4 million at December 31, 2005 and 2004, respectively, which is included in other assets in the consolidated balance sheets. In its consolidated statements of operations, the Company recognized a net unrealized gain of $12.5 million and $2.4 million for the year ended December 31, 2005 and the two months ended December 31, 2004, respectively, which represents the change in fair value of the swaps prior to designation as cash flow hedges and the amortization of the fair value upon designation as described above.

The counterparty to these agreements is a highly rated financial institution. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreements, the Company’s exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparty.

Note 5 — Net Investment in Finance Leases

The following table represents the components of the net investment in finance leases at December 31, 2005 and 2004 (in thousands):

	2005	2004
Gross finance lease receivables	$112,600	$15,292
Unearned income	(38,781)	(2,030)
Net investment in finance leases	$73,819	$13,262

Contractual maturities of the Company’s gross direct finance lease receivables subsequent to December 31, 2005 are as follows (in thousands):

2006	$19,197
2007	16,942
2008	13,388
2009	11,940
2010	9,752
2011 and thereafter	41,381
$112,600

Note 6 — Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share of the Company for the year ended December 31, 2005 and the two months ended December 31, 2004 (in thousands, except share data):

	Year ended December 31, 2005	Two months ended December 31, 2004
Numerator:
Net loss applicable to common stockholders for basic and diluted loss per share	$(10,196)	$(3,541)
Denominator:
Weighted average shares outstanding for basic loss per share	14,912,942	10,150,506
Dilutive stock options	—	—
Weighted average shares for diluted loss per share	14,912,942	10,150,506
Loss per share: — Basic and Diluted	$(0.68)	$(0.35)

For the year ended December 31, 2005 and the two months ended December 31, 2004 options to purchase 1,066,807 and 400,945 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted loss per share because their effects were antidilutive.

For the periods ended October 31, 2004 and prior, owner’s equity consisted of owner’s net investment and, therefore, no earnings (loss) per share data has been presented.

Note 7 — Capital Stock and Stock Options

Preferred Stock

The Company's board of directors amended the Company's certificate of incorporation and authorized 500,000 shares of preferred stock and designated 210,000 of them as Series A 12.0% Cumulative Senior Preferred Stock (‘‘Series A Preferred Stock’’).

In October 2004, the Company sold 200,000 shares of the Series A Preferred Stock for net proceeds of $195.3 million (net of issuance costs of $4.7 million). The Company accounted for these issuance costs as a charge against net income available to common stockholders in the two months ended December 31, 2004. The liquidation preference of the Series A Preferred Stock was $1,000 per share plus accrued dividends.

Dividends on the Series A Preferred Stock were cumulative, whether or not declared, and were payable semi-annually in cash or, at the option of the Company, were deferred until the occurrence of a mandatory redemption event, as defined. No dividends were payable on the Company's common stock until all accrued but unpaid dividends on the Series A Preferred Stock were fully paid. Accrued dividends were accounted for as a charge against net income available to common stockholders as accrued.

As of December 31, 2004, the Company had an obligation to redeem all shares of the Series A Preferred Stock upon the occurrence of a change in control, as defined. A change in control included any event by which the holders of the majority of the Company's common stock, as of the date of sale of the Series A Preferred Stock, no longer held such a majority. Since the holders of the Series A Preferred Stock controlled the Company's board of directors, the occurrence of an event causing a change in control was not within the control of the Company and, accordingly, the carrying amount of the Series A Preferred Stock was classified outside of permanent stockholders' equity. The holders of the Series A Preferred Stock had no conversion or voting rights.

On February 9, 2005, the Company's board of directors approved and on April 1, 2005, the Company sold to certain members of management of the Company 1,205 shares of its Series A 12.0% Cumulative Senior Preferred Stock for approximately $1.2 million.

In August 2005, the holders of all of the Series A Preferred Stock agreed to amend the terms of the Series A Preferred Stock to make it automatically convert into shares of the Company's common stock upon the closing of an initial public offering of shares of the Company's common stock. The conversion price was equal to the IPO price of shares of the Company's common stock, or $18.00 per share. This agreement was effected by the Company's amended and restated certificate of incorporation which became effective on October 5, 2005. All accrued dividends on the Series A Preferred Stock through the date of the conversion were paid in cash in November 2005.

Common Stock

In connection with the Acquisition, certain employees of the Company purchased 338,367 shares of the Company's common stock at the same price and terms per share as paid by all of the other equity investors. In connection with the purchase of these securities, the Company entered into a subscription agreement (the ‘‘Subscription Agreement’’) with these employee shareholders that contained certain company repurchase provisions in the event of employee termination, dependent on the reason for termination. These repurchase provisions terminated upon the closing of the IPO of the Company's common stock on October 17, 2005. The repurchase provisions required the classification of these common shares subject to the subscription agreements outside of permanent equity in the accompanying consolidated balance sheet at December 31, 2004.

On February 9, 2005, the Company's board of directors approved and on April 1, 2005, the Company sold to certain members of management of the Company 53,667 shares of common stock at a price of $0.01 per share. In addition, the Company's board of directors approved the grant of options to purchase 53,667 shares of common stock. The price of the common stock issued and the exercise price of the options granted were deemed to be less than their fair value for financial statement reporting purposes by approximately $3.9 million. Included in the stock subscription agreements were call provisions which gave the Company, under certain circumstances, the right to repurchase the common shares for a price less than estimated market value for a four year period. The options also had a four year vesting schedule. As a result, the total unearned compensation of $3.9 million was being amortized over four years. The Company’s call provision terminated, and all of the options previously issued became fully vested upon the consummation of the IPO on October 17, 2005, and the unamortized balance of unearned compensation of approximately $3.4 million was recognized as compensation expense at that date.

Stock Option Plans

2004 Management Stock Plan

During 2004, the Company adopted the 2004 Management Stock Plan (the ‘‘2004 Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted stock and certain other instruments to employees, consultants and members of the Company's board of directors. A total of 534,425 shares were reserved for issuance under the 2004 Plan. During 2004, options to purchase a total of 400,945 shares were granted at an exercise price of $0.01 per share, which the board of directors believed equaled the fair value per share of the Company's common stock. All such options remained outstanding at December 31, 2004. All options granted during 2004 vested ratably over four years, except upon a change in control, as defined, in which case all outstanding unvested options would become fully vested and exercisable. No options were vested at December 31, 2004.

During 2005, options to purchase an additional 53,667 shares were granted at an exercise price of $0.01 per share. These options were to vest ratably over four years, except upon a change in control, as defined, in which case all outstanding unvested options would become fully vested and exercisable.

Upon completion of the IPO on October 17, 2005, all of the options outstanding under the 2004 Plan became fully vested. All options granted during 2004 and 2005 had an initial contractual life of ten years.

2005 Management Omnibus Incentive Plan

In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the ‘‘2005 Plan’’), which provided for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan. In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company’s common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock, and a vesting period of four years. As discussed in Note 2, all 612,195 options granted on the IPO date became fully vested as of December 30, 2005, the date their acceleration was approved by the Compensation Committee of the Company’s board of directors.

Stock option activity under the Plans from November 1, 2004 to December 31, 2005 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding November 1, 2004	—	—
Granted − November 4, 2004	400,945	$0.01
Exercised	—	—
Canceled	—	—
Outstanding December 31, 2004	400,945	$0.01

Granted − April 1, 2005	53,667	$0.01
Granted − October 17, 2005	612,195	$18.00
Exercised	—	—
Canceled	—	—
Outstanding December 31, 2005	1,066,807	$10.33

Exercisable:
December 31, 2004	—	—
December 31, 2005	1,066,807	$10.33

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$0.01	454,612	8.9	$0.01	454,612	$0.01
$18.00	612,195	9.8	$18.00	612,195	$18.00
$0.01-$18.00	1,066,807	9.4	$10.33	1,066,807	$10.33

The weighted average remaining contractual life of options outstanding at December 31, 2005 and 2004 was 9.4 and 9.8 years, respectively.

Note 8 — Related Party Transactions

Management Consulting Agreements

The Company recognized $4.9 million for the year ended December 31, 2005 of management fees and expenses relating to management consulting agreements with certain of the Company’s stockholders. The management consulting agreements were terminated as of the effective date of the IPO, October 17, 2005.

Predecessor Allocated Costs and Expenses

Prior to the Acquisition and in the normal course of its operations, the Predecessor had transactions with the Parent and its affiliates. These transactions consisted of borrowings and repayments, capital transactions, interest on advances and pension, stock savings plans and other post retirement benefits. In addition, the Predecessor was charged a corporate service fee for costs related to services provided by TFC. These expenses included legal, human resources, tax, treasury, certain information technology functions and other services. The determination of these expenses was based upon specific identification, salary and headcount statistics, estimates based on analyses of time spent by individual employees among affiliates or other reasonable measures of allocation. Management believes that the allocation methodologies used were reasonable. Had the Predecessor not been part of the consolidated operations of TFC, actual expenses incurred may have been different from the allocation methods used. The Predecessor allocated certain overhead costs to its affiliates. These costs included legal, human resources, finance and certain information technology functions. The allocation of these costs was based upon specific identification, salary and head count statistics and estimates based on analysis of time spent by individual employees. These transactions, along with federal and state income tax liabilities, were generally settled through the due to affiliates account.

The following table sets forth certain of these transactions and their effects on the combined consolidated financial statements for the ten months ended October 31, 2004 and year ended December 31, 2003 (in thousands, except percentage amounts):

	Ten months ended October 31, 2004	Year ended December 31, 2003
TFC allocated interest	$22,265	$24,020
Average annual interest rate	3.8%	3.7%
Corporate service fee	—	$2,885
Overhead costs allocated to affiliates	—	$(1,584)
Employee compensation	$27,012	—
Other Parent costs	$1,348	—

Pension and Stock Savings Plans and Other Post Employment Benefits

The Predecessor participated with AEGON USA, Inc., an indirect U.S. subsidiary of AEGON, and certain of its subsidiaries (collectively, ‘‘AEGON USA’’) in a number of non-contributory defined benefit pension plans and other benefit programs covering most U.S. salaried employees and certain other participants. In addition, the Predecessor participated in the AEGON USA Employee Stock Savings Plan (‘‘the 401(k) plan’’). The 401(k) plan was a contributory defined contribution plan covering eligible U.S employees that elected to participate. The total expense relating to these plans totaled $0.8 million and $0.2 million for the ten months ended October 31, 2004 and the year ended December 31, 2003, respectively. Prior to the Acquisition, the maintenance of and the liability for the pension plans and other plans were the responsibility of AEGON USA.

Note 9 — Segment and Geographic Information

Industry Segment Information

The Company's operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. The Company leases three principal types of containers (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. As such, the Company believes that the business operates in one industry segment.

Geographic Segment Information

The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international containers when the containers are in use and carrying cargo around the world. Substantially all of the Company's leasing related revenues are denominated in U.S. dollars. As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers' primary domicile (in thousands):

	Successor		Predecessor
	Year ended December 31, 2005	Two months ended December 31, 2004	Ten months ended October 31, 2004	Year ended December 31, 2003
Total revenues:
Domestic	$30,695	$4,863	$27,057	$35,151
Asia	143,507	22,665	112,207	137,062
Europe	125,927	21,108	108,561	136,173
Other international	18,386	2,826	13,683	17,636
Total	$318,515	$51,462	$261,508	$326,022

Note 10 — Net (Gain) Loss on Sale of Leasing Equipment

The net (gain) loss on sale of leasing equipment consists of the following (in thousands):

	Successor		Predecessor
	Year ended December 31, 2005	Two months ended December31, 2004	Ten months ended October 31, 2004	Year ended December 31, 2003
Impairment loss on equipment held for sale	$3,596	$925	$16,726	$43,895
Gain on sale of equipment — net	(13,261)	(1,051)	(13,401)	(7,955)
Net (gain) loss on sale of leasing equipment	$(9,665)	$(126)	$3,325	$35,940

Note 11 — Income Taxes

The following table sets forth the income tax expense (benefit) for Successor and the Predecessor for the periods indicated (in thousands):

	Successor		Predecessor
	Year ended December 31, 2005	Two months ended December 31, 2004	Ten months ended October 31, 2004	Year ended December 31, 2003
Current taxes:
Federal	$—	$240	$26,929	$42,464
State	—	—	2,464	856
Foreign	244	140	315	393
	244	380	29,708	43,713
Deferred taxes:
Federal	7,020	2,107	(18,850)	(39,803)
State	77	187	(1,932)	(3,170)
Foreign	105	6	—	—
	7,202	2,300	(20,782)	(42,973)
Total	$7,446	$2,680	$8,926	$740

The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Successor		Predecessor
	Year ended December 31, 2005	Two months ended December 31, 2004	Ten months ended October 31, 2004	Year ended December 31, 2003
Federal income taxes at statutory rate	$5,992	$2,642	$8,558	$2,316
State income taxes (net of federal income tax benefit)	131	121	346	89
Reversal of excess state tax liabilities (net of federal income tax expense)	(81)	—	—	(1,594)
Non-deductible equity-based compensation relating principally to incentive stock options	1,371	—	—	—
Other / effect of permanent differences	33	(83)	22	(71)
	$7,446	$2,680	$8,926	$740

During 2005, New York State enacted a change in its tax law that favorably impacted the Company. Primarily as a result of this change in law, the Company’s effective state income tax rate was reduced from 3% to 1%.

In conjunction with the Acquisition, both the seller and the purchaser elected to have the provisions of Internal Revenue Code Section 338(h)(10) apply to the sale, resulting in the transaction being treated as a taxable asset sale for U.S. income tax purposes. As a result of this election, the tax basis of the Company's assets and liabilities were adjusted to fair market value, resulting in the elimination of the U.S. net deferred tax liability balance that existed immediately prior to the sale.

Prior to the Acquisition, the taxable results for the Predecessor were included in the consolidated federal and certain state income tax returns filed by Transamerica Corporation (‘‘Transamerica’’), the parent of TFC. Transamerica, by the terms of a tax sharing agreement with TFC, generally required the Predecessor to accrue and settle income tax obligations as if its individual legal subsidiaries filed separate returns with the applicable taxing authorities. All other state, local and foreign tax requirements were satisfied by the various legal subsidiaries directly with the appropriate taxing authorities. Under the tax sharing agreement, Transamerica provided TFC and its subsidiaries an unlimited carryforward period for the utilization of all federal tax attributes including, but not limited to, net operating losses, foreign tax credits, capital losses and charitable contributions. The Predecessor provided for deferred income taxes based on enacted tax rates in effect on the dates that the temporary differences between the book and tax bases of assets and liabilities were expected to reverse.

Pre-acquisition earnings associated with the Predecessor’s investments in its foreign subsidiaries were considered permanently reinvested by TFC. Therefore, no U.S. federal income taxes were provided on those earnings. The total undistributed foreign earnings for which no deferred U.S. taxes were accrued through the date of the Acquisition were approximately $3.6 million. For post-acquisition periods, U.S. income taxes have not been provided on earnings of the Company’s foreign subsidiaries as it is the Company’s policy to permanently reinvest its foreign earnings. The cumulative amount of such earnings was approximately $1.6 million at December 31, 2005. In connection with the Acquisition, the Company made elections under Internal Revenue Code Section 338(g), as permitted under the stock purchase agreement, to treat the stock acquisition of the foreign subsidiaries as asset acquisitions. The effect of the election was to treat the foreign corporations as new entities for the purchaser, with no prior earnings.

At October 31, 2004, the Company transferred all of its deferred income taxes to TFC for final settlement. In addition, as a result of the Company's Internal Revenue Code Section 338(g) election the total undistributed foreign earnings of the Predecessor's foreign subsidiaries of approximately $3.6 million as of the date of sale, for which deferred income taxes had not been provided by the Predecessor, were treated as distributed to the Predecessor as a dividend.

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	Years ended December 31,
	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$34,416	$634
Allowance for losses	2,350	108
Write down of assets held for sale	—	149
Accrued liabilities and other	3,412	3,632
	40,178	4,523
Deferred income tax liabilities:
Accelerated depreciation	41,166	6,614
Goodwill amortization	3,299	302
Derivative instruments	4,952	—
	49,417	6,916
Net deferred income tax liability	$9,239	$2,393

The Company has U.S. Federal net operating loss carryforwards of approximately $96.5 million at December 31, 2005. These losses will expire in 2024 and 2025. The Company expects to fully apply these losses to the future taxable income that will be generated through the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. In addition, the Company is monitoring changes in ownership of its stock that may trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

Note 12 — Savings Plan

The Company's employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for the year ended December 31, 2005 and two months ended December 31, 2004, were approximately $0.2 million and $0.3 million, respectively. Included in the contributions for the two months ended December 31, 2004 is a one-time lump sum contribution of $0.2 million.

Note 13 — Rental Income Under Operating Leases

The following are the minimum future rentals at December 31, 2005 due TAL under operating leases (excluding service leases) of containers (in thousands):

2006	$153,994
2007	123,889
2008	85,149
2009	48,957
2010	22,494
2011 and thereafter	27,968
$462,451

Note 14 — Commitments and Contingencies

Lease Commitments

The Company has non-cancelable operating lease agreements principally for equipment and for facilities used in the Company's operations. Total rent expense was $2.2 million, $1.2 million, $5.9 million and $38.0 million, for the year ended December 31, 2005, the two months ended December 31, 2004, the ten months ended October 31, 2004, and the year ended December 31, 2003, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2005 were as follows (in thousands):

2006	$1,837
2007	1,561
2008	1,772
2009	1,452
2010	1,586
2011 and thereafter	610
$8,818

At December 31, 2005 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2006	$380
2007	409
2008	430
2009	430
2010	430
2011 and thereafter	609
$2,688

Purchase Commitments

At December 31, 2005, the Company had commitments to purchase equipment in the amount of $13.8 million payable through the end of 2006.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, management of the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnities

The Senior Secured Credit Facility and the Asset Securitization Facility contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company’s debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
	Successor
2005:
Total revenues	$77,532	$80,533	$81,079	$79,371
Net income (loss)	$13,385	$316	$(5,755)	$1,726
Net income (loss) applicable to common stockholders	$7,357	$(5,815)	$(12,323)	$585
Net income (loss) per basic and diluted common share	$0.72	$(0.57)	$(1.21)	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
	Predecessor				Successor
2004:				October	November − December
Total revenues	$78,725	$79,059	$78,037	$25,687	$51,462
Net income (loss)	$2,382	$7,603	$8,359	$(2,820)	$4,869
Net loss applicable to common stockholders	N/A	N/A	N/A	N/A	$(3,541)
Net loss per basic and diluted common share	N/A	N/A	N/A	N/A	$(0.35)

* Note: Fourth quarter 2004 total revenues and net income (loss) are comprised of one month Predecessor results (October 2004) and two months Successor results (November – December 2004). Fourth quarter 2004 net income (loss) applicable to common stockholders and net income (loss) per basic and diluted common share reflect of two months Successor results (November – December 2004).

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Stockholders
TAL International Group, Inc.

We have audited the consolidated balance sheets of TAL International Group, Inc. (the "Successor Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year ended December 31, 2005 and the period November 1, 2004 through December 31, 2004, and the combined consolidated statements of operations, owner's net investment and comprehensive income, and cash flows for the periods from January 1, 2004 through October 31, 2004 and for the year ended December 31, 2003 of Transamerica Maritime Container (the "Predecessor Company"), and have issued our report thereon dated March 2, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 2, 2006

S-1

SCHEDULE II

TAL International Group, Inc.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance	Additions/ (Reversals)	Write-offs	Other (a)	Ending Balance
Allowance for doubtful accounts:
Successor:
For the year ended December 31, 2005	$225	$559	$—	$36	$820
For the two months ended December 31, 2004	$—	$225	$—	$—	$225
Predecessor:
For the ten months ended October 31, 2004	$2,032	$300	$(38)	$16	$2,310
For the year ended December 31, 2003	$1,996	$(34)	$(5)	$75	$2,032
Allowance for equipment loss:
Successor:
For the year ended December 31, 2005	$—	$138	$—	$—	$138
For the two months ended December 31, 2004	$—	$—	$—	$—	$—
Predecessor:
For the ten months ended October 31, 2004	$3,402	$(1,615)	$(114)	$—	$1,673
For the year ended December 31, 2003	$7,835	$(4,221)	$(212)	$—	$3,402

(a)	Primarily relates to the effect of foreign currency translation.

S-2