Form 10-Q
period 2006-03-31
TAL International Group, Inc.
filed 2006-05-12
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                     Accelerated filer                     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes     No

As of May 10, 2006, there were 32,882,208 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under ‘‘Risk Factors’’ in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’), on March 20, 2006, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of March 31, 2006 (unaudited) and December 31, 2005 and for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’), on March 20, 2006, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents	$30,770	$27,259
Accounts receivable, net of allowances of $1,288 and $820	29,173	31,738
Net investment in finance leases	80,939	73,819
Leasing equipment, net of accumulated depreciation and allowances of $145,502 and $124,543	1,019,789	1,036,363
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $1,530 and $1,312	3,579	3,771
Equipment held for sale	25,657	24,844
Goodwill	71,898	71,898
Deferred financing costs	3,732	3,540
Other assets	27,437	26,304
Total assets	$1,292,974	$1,299,536
Liabilities and stockholders' equity:
Accounts payable	$21,895	$7,524
Accrued expenses	26,570	30,063
Income taxes payable	190	116
Deferred income tax liability	17,192	9,239
Debt:
Asset securitization facility	697,000	710,000
Senior secured credit facility	121,000	148,000
Capital lease obligations	14,627	14,627
Total liabilities	898,474	919,569
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 32,882,208 shares issued and outstanding	33	33
Additional paid-in capital	394,389	394,389
Accumulated deficit	(4,232)	(13,737)
Accumulated other comprehensive income (loss)	4,310	(718)
Total stockholders' equity	394,500	379,967
Total liabilities and stockholders' equity	$1,292,974	$1,299,536

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share )

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Leasing revenues, including income recognized on finance leases of $2,286 and $284, respectively	$66,875	$72,275
Equipment trading revenue	5,019	2,508
Management fee income	1,576	1,996
Other revenues	477	753
Total revenues	73,947	77,532
Expenses:
Equipment trading expenses	4,225	2,065
Direct operating expenses	6,057	7,117
Administrative expenses	9,539	9,709
Depreciation and amortization	25,489	29,285
Provision (reversal) for doubtful accounts	471	(225)
Net loss (gain) on sale of leasing equipment	108	(4,375)
Interest and debt expense	12,456	21,114
Unrealized loss (gain) on interest rate swaps	854	(10,060)
Management fees	—	1,626
Total expenses	59,199	56,256
Income before income taxes	14,748	21,276
Income tax expense	5,243	7,891
Net income	9,505	13,385
Preferred stock dividends	—	(6,028)
Net income applicable to common stockholders	$9,505	$7,357
Net income per common share: Basic	$0.29	$0.72
Net income per common share: Diluted	$0.28	$0.72
Weighted average number of common shares outstanding — Basic	32,882	10,151
Weighted average number of common shares outstanding — Diluted	33,459	10,151

The accompanying notes to the unaudited consolidated financial statementsare an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$9,505	$13,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,489	29,285
Net loss (gain) on sale of leasing equipment	108	(4,375)
Unrealized loss (gain) on interest rate swaps	854	(10,060)
Deferred income taxes	7,953	7,832
Changes in operating assets and liabilities	19,002	26,259
Net cash provided by operating activities	62,911	62,326
Cash flows from investing activities:
Purchases of leasing equipment	(32,822)	(53,529)
Investment in finance leases	(1,839)	—
Proceeds from sale of equipment	12,269	43,463
Cash collections on financing leases, net of unearned income	2,986	810
Other	6	—
Net cash used in investing activities	(19,400)	(9,256)
Cash flows from financing activities:
Net payments under asset securitization facility	(13,000)	—
Net payments under senior secured facility	(27,000)	(45,000)
Net cash used in financing activities	(40,000)	(45,000)
Net increase in cash and cash equivalents	3,511	8,070
Cash and cash equivalents, beginning of period	27,259	17,668
Cash and cash equivalents, end of period	$30,770	$25,738

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.    Description of the Business

TAL International Group, Inc. (‘‘TAL,’’ or the ‘‘Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of Trans Ocean Ltd. (‘‘TOL’’) and TAL International Container Corporation (‘‘TALI’’), formerly known as Transamerica Leasing Inc., and their subsidiaries. Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TOL and TALI for approximately $1.2 billion in cash (‘‘the Acquisition’’).

The Company provides long-term leases, service leases and finance leases of maritime containers and related equipment, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also provides container sales and positioning services. The Company also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners. The Company also leases chassis used for the transportation of containers domestically.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform with the current year’s presentation.

C.    Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No.123R Share-Based Payment (‘‘SFAS No. 123R’’). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding which are fully vested, the adoption of SFAS No.123R did not have a significant impact on the financial position, results of operations or cash flows of the Company. However, future grants of share-based compensation will result in the recognition of compensation expense.

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

Note 3 — Capital Stock and Stock-Based Compensation Plans

Preferred Stock Exchange

All 201,205 outstanding shares of the Company’s Series A 12.0% cumulative senior preferred stock were converted into 11,178,035 shares of common stock on October 17, 2005, based on the IPO price of $18.00 per common share. The Company paid the aggregate outstanding accrued dividends on the Series A 12.0% cumulative senior preferred stock of $23.6 million in November 2005.

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

Upon completion of the IPO on October 17, 2005, all 454,612 options outstanding under the 2004 Plan became fully vested. All options granted during 2004 and 2005 have a contractual life of ten years.

2005 Management Omnibus Incentive Plan

In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the ‘‘2005 Plan’’), which provided for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan. In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company’s common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock, and a vesting period of four years. All options granted in 2005 have a contractual life of ten years. All 612,195 options granted on the IPO date became fully vested as of December 30, 2005, the date their acceleration was approved by the Compensation Committee of the Company’s board of directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its consolidated statements of operations upon the adoption of SFAS No. 123(R).

Adoption of New Accounting Standard

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was no compensation cost related to the Company’s stock-based compensation plans recognized in its operating results in the three months ended March 31, 2006, as no new options were granted during the period, and all previously granted options were fully vested as of December 30, 2005. For future grants of options, the Company will compute the estimated fair value of each option award on the date of grant using the Black-Scholes or binomial option-pricing models. Expected volatility is based on implied volatilities from trading activity of TAL stock and other similar companies prior to its IPO date. The Company derives an expected term for its options using an estimated option exercise date based on historical employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied consistent with the requirements of SFAS No. 123 to the Company's stock compensation plans for the three months ended March 31, 2005 (in thousands, except earnings per share):

Three months ended March 31, 2005
Net income applicable to common stockholders:
As reported	$7,357
Deduct: Stock-based compensation expense determined under the fair value method	(3)
Pro forma net income applicable to common stockholders	$7,354
Earnings per common share:
As reported — Basic and Diluted	$0.72
Pro forma — Basic and Diluted	$0.72
Weighted average number of common shares outstanding — Basic and Diluted	10,151

These pro-forma disclosures take into account options to purchase common shares granted at November 4, 2004. There were no options granted by the Company prior to that time. The fair value of options was estimated using the Black Scholes pricing model based on the market price at the grant date of $0.01 per share and the following assumptions: risk free interest rate of 3.52%, expected life of 4 years, volatility of 50%, and no dividends. The maximium contractual life of the options granted was 10 years.

Stock option activity under the Plans from January 1, 2006 to March 31, 2006 was as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2006	1,066,807	$10.33	9.4
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding March 31, 2006	1,066,807	$10.33	9.1	$14,701
Exercisable:
March 31, 2006	1,066,807	$10.33	9.1	$14,701

The aggregate intrinsic value calculated at March 31, 2006 is based on the difference between the March 31, 2006 closing stock price of $24.11 and the weighted average exercise price of the options at March 31, 2006 of $10.33.

Note 4 — Debt

Asset Securitization Facility

Effective August 1, 2005, the Company entered into an asset securitization facility pursuant to which it contributed, and may from time to time in the future continue to contribute, certain eligible containers, together with the related leases, to TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes under the Company’s asset securitization facility. On August 1, 2005, the Company made its initial transfer of eligible containers to the SPE, which then issued an initial series of asset backed notes with a maximum aggregate principal amount of $875.0 million, (the ‘‘Series 2005-1 Notes’’), the terms of which are more fully described below. As of March 31, 2006 and December 31, 2005, the outstanding balances under the facility were $697.0 million and $710.0 million, respectively.

The SPE's borrowing capacity under the Series 2005-1 Notes is determined by reference to a variable advance rate percentage of the net book values, as calculated in the asset securitization facility documents of the SPE's eligible containers, subject to certain adjustments. Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $697.8 million at March 31, 2006. At March 31, 2006, the applicable commitment fee and interest rate were 0.25% and LIBOR plus 1.50%, respectively. The weighted average interest rate on this facility for the quarter ended March 31, 2006 was 6.0%. The Company is subject to various covenant requirements under this facility. At March 31, 2006, the Company was in compliance with all covenants.

Senior Secured Credit Facility

In connection with the Acquisition, the Company entered into an $875.0 million senior secured credit facility. Upon the closing of the asset securitization facility on August 1, 2005, the Company amended and restated the senior secured credit facility to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. The final maturity date of this facility is August 1, 2008. At March 31, 2006, and December 31, 2005, the outstanding balances under the facility were $121.0 million and $148.0 million, respectively.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values, as calculated in the credit agreement, of the Company’s eligible containers and eligible chassis, subject to certain adjustments. At March 31, 2006, the variable advance rate percentage was 85%, but is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. At March 31, 2006, the borrowing capacity was $154.5 million. The Company’s eligible containers for the purposes of determining borrowing capacity under this facility does not include any containers transferred to the SPE in connection with the asset securitization facility described above. The senior secured credit facility is secured by a first priority lien on the Company’s eligible containers, eligible chassis, related leases and lease rights and a pledge of the equity interests of the SPE.

At March 31, 2006, the senior secured credit facility applicable commitment fee and interest rate were 0.375% and LIBOR plus 2.125%, respectively. This rate will remain in place until such time as the variable advance rate percentage decreases to 82%, at which time the interest rate will further decrease to LIBOR plus 2.00% per annum. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the Company’s then effective borrowing capacity. The weighted average interest rate under this facility for the quarter ended March 31, 2006 was 6.6%. The Company is subject to various covenant requirements under this facility. At March 31, 2006, the Company was in compliance with all covenants.

Capital Lease Obligations

Effective December 23, 2005, the Company entered into a capital lease with a financial institution to finance the purchase of $14.6 million of chassis. The lease agreement is structured as a ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) lease with a purchase option at the end of the lease term equal to the TRAC amount as defined in the lease. For income tax purposes, this lease is treated as an operating lease. Payments include interest at the rate of 5.46%. As of March 31, 2006 and December 31, 2005, the lease obligation totaled $14.6 million.

Interest Rate Swaps

To hedge the risk associated with fluctuations in interest rates on long-term borrowings, the Company entered into three interest rate swap contracts on December 14, 2004 with a financial institution to fix the floating interest rates on a portion of the borrowings under its senior secured credit facility. The interest rate swap contracts had a fixed rate of approximately 3.82%, an initial notional amount of $500.0 million and an amortizing term of seven years.

In connection with the refinancing transaction in August 2005, these interest rate swap contracts were modified to reflect the terms of the asset securitization facility. The revised contracts became effective on September 20, 2005. No termination settlements were made as the fixed rate, notional amounts and maturity date remained the same.

On October 28, 2005, the Company entered into two additional interest rate swap contracts with the same financial institution to fix the floating interest rates on additional borrowings under its asset securitization facility and its senior secured credit facility. The first interest rate swap contract has a notional amount of $100.0 million, a non-amortizing term of 6 years, and a fixed rate of approximately 4.82%, to hedge a portion of the interest rate exposure under its asset securitization facility. The second interest rate swap contract has a notional amount of $25.0 million, a non-amortizing term of approximately 2.75 years and a fixed rate of approximately 4.71%, to hedge a portion of the interest rate exposure under its senior secured credit facility.

On November 1, 2005, the Company designated all interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities", at which time the fair value of the interest rate swaps was $15.3 million. The contracts are recorded at fair value on the consolidated balance sheets, with the effective portion of their change in fair value from the designation date being reflected in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion, if any, is calculated as the excess of the fair value of the hedge contracts over the change in expected cash outflows of interest for the underlying debt instrument and is included in the unrealized loss (gain) on interest rate swaps in the consolidated statements of operations. In addition, the fair value of $15.3 million at the date the interest rate swap contracts were designated as cash flow hedges will be recognized in income using the interest method over the remaining life of the contracts and will be included in unrealized loss (gain) on interest rate swaps in the consolidated statements of operations. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap agreements and related debt instruments prior to their contractual maturity.

The fair value of the interest rate swaps was $20.8 million and $13.9 million at March 31, 2006 and December 31, 2005, respectively, which is included in other assets in the consolidated balance sheets. In its consolidated statements of operations, the Company recognized a net unrealized loss of $0.9 million and a net unrealized gain of $10.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively, which represents the amortization of the fair value upon designation as described above and the change in fair value of the swaps prior to designation as cash flow hedges.

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

Note 5 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except earnings per share ):

	Three months ended March 31, 2006	Three months ended March 31, 2005
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$9,505	$7,357
Denominator:
Weighted average shares outstanding for basic earnings per share	32,882	10,151
Dilutive stock options	577	—
Weighted average shares for diluted earnings per share	33,459	10,151
Earnings per share:
Basic	$0.29	$0.72
Diluted	$0.28	$0.72

Note 6 — Related Party Transactions

The Company recognized $1.6 million for the three months ended March 31, 2005 of management fees and expenses relating to the management consulting agreements with certain of the Company’s stockholders. The management consulting agreements were terminated as of the effective date of the IPO, October 17, 2005.

Note 7 — Segment and Geographic Information

Industry Segment Information

The Company operates in one industry segment, intermodal container leasing.

Geographic Segment Information

The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2006	2005
Total revenues:
Domestic	$7,294	$7,487
Asia	34,072	34,169
Europe	27,879	31,750
Other international	4,702	4,126
Total	$73,947	$77,532

As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's containers are considered to be international.

Note 8 — Commitments and Contingencies

At March 31, 2006, commitments for capital expenditures totaled approximately $130.6 million, principally through the remainder of 2006.

Note 9 — Income Taxes

The consolidated income tax expense for the three month periods ended March 31, 2006 and 2005 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2006 and 2005, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 10 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$9,505	$13,385
Other comprehensive income:
Foreign currency translation adjustments	6	(9)
Unrealized gain on derivative instruments designated as cash flow hedges (net of taxes of $2,782)	5,022	—
Total	$14,533	$13,376

Note 11 — Subsequent Events

Private Placement Debt Offering

On April 12, 2006, the SPE issued $680.0 million of asset backed notes under an Asset Backed Security (‘‘ABS’’) program designed to reduce borrowing costs and enhance financing resources for the Company's equipment fleet. The proceeds from the issuance, along with available cash, were used to repay the outstanding borrowings under the Company’s asset securitization facility. All debt issued under the ABS program is collateralized by the assets of the SPE consisting of the revenue earning containers used in the Company’s leasing business, restricted cash and certain receivables related to revenue earning equipment. Under this ABS program, a committed revolving facility (the ‘‘Warehouse’’) was also arranged to provide up to $300.0 million of borrowing capacity to support future fleet expansion.

De-designation of Interest Rate Swaps

As of April 12, 2006, in conjuction with the issuance of the asset backed notes described above, the Company de-designated all of its existing interest rate swap agreements, and therefore, future changes in the fair value of these interest rate swaps will be recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2006. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our Company

We are one of the world's largest and oldest lessors of intermodal freight containers. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal freight containers are the primary means by which many goods and materials are shipped internationally.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers, as well as chassis used for the transportation of containers domestically via rail and roads. As of March 31, 2006, our fleet consisted of 612,185 containers and chassis, including 75,507 containers under management for third parties, representing approximately 987,000 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 12 countries and approximately 193 third party container depot facilities in 42 countries as of March 31, 2006. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of March 31, 2006, dry, refrigerated, special containers and Trader represented approximately 86%, 6%, 7% and 1% of our fleet on a unit basis, respectively. Our chassis equipment business, which commenced in the fourth quarter of 2005, represented under 1% of our fleet on a unit basis as of March 31, 2006.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	March 31, 2006			December 31, 2005			March 31, 2005
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	466,503	58,355	524,858	464,353	59,180	523,533	468,899	63,130	532,029
Refrigerated	33,371	1,534	34,905	34,006	1,625	35,631	33,929	1,694	35,623
Special	26,555	15,618	42,173	27,389	16,025	43,414	28,465	17,207	45,672
Chassis	2,790	—	2,790	1,210	—	1,210	—	—	—
Subtotal	529,219	75,507	604,726	526,958	76,830	603,788	531,293	82,031	613,324
Trader	7,459	—	7,459	10,123	—	10,123	23,209	—	23,209
Total	536,678	75,507	612,185	537,081	76,830	613,911	554,502	82,031	636,533

	Equipment Fleet in TEU’s
	March 31, 2006			December 31, 2005			March 31, 2005
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	742,377	99,455	841,832	737,802	100,759	838,561	741,083	107,160	848,243
Refrigerated	59,714	2,217	61,931	60,674	2,394	63,068	59,626	2,515	62,141
Special	41,050	25,644	66,694	42,249	26,179	68,428	43,636	27,880	71,516
Chassis	4,930	—	4,930	2,270	—	2,270	—	—	—
Subtotal	848,071	127,316	975,387	842,995	129,332	972,327	844,345	137,555	981,900
Trader	11,398	—	11,398	15,968	—	15,968	37,916	—	37,916
Total	859,469	127,316	986,785	858,963	129,332	988,295	882,261	137,555	1,019,816

We lease our containers on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. As of March 31, 2006, approximately 89% of our containers were on-hire to customers, with approximately 58% of our containers on long-term leases, approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 5% on finance leases. In addition, approximately 7% of our containers were available for lease and approximately 4% were available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	March 31, 2006	December 31, 2005	March 31, 2005
Finance lease	5.1%	4.6%	2.3%
Long-term lease	57.7	59.0	59.5
Service lease	25.9	25.6	29.8
Total leased	88.7	89.2	91.6
Existing units available for lease	5.2	5.1	3.9
New units available for lease	2.3	2.6	2.6
Available for sale	3.8	3.1	1.9
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. During the first quarter of 2006, seasonal factors and market conditions placed pressure on our profitability. The first quarter typically represents the low point for both our leasing and disposal activity, while a large drop in container prices toward the end of 2005 and the lingering impacts of an over-supply of new containers in 2005 added to the seasonal pressure.

Our leasing revenue is primarily driven by our owned container fleet size, utilization and average rental rates. As of March 31, 2006, our owned container fleet included 859,469 TEU, which was relatively unchanged from December 31, 2005, but down 2.6% from March 31, 2005. The decrease in fleet size relative to the first quarter of 2006 was mainly due to low procurement volumes in the second half of 2005. In the latter half of 2005, we limited our investment in new containers due to a temporary surplus of new containers in China. Many leasing companies and shipping companies placed large orders of containers in the first half of 2005 due to expectations for continued strong growth in world trade. While growth in container liftings in 2005 was estimated to be over 10%, it is our understanding that many shipping lines achieved unexpected improvements in operating efficiencies which allowed them to accommodate much of their volume growth with minimal increases in their operated container fleets.

In response to the oversupply of new containers, and in order to match customer demand, we reduced our level of container orders in the second half of 2005. Our owned container fleet decreased from mid-year as we sold more containers than we purchased. The oversupply of new containers was mainly resolved by the end of 2005, and in fact, new dry and special containers are currently in short supply due to delays in the production of new containers. We are expecting to increase our investment level in 2006 despite the current supply disruptions since we placed relatively large new container orders at the beginning of the year, though our rate of growth may be constrained. Our new container deliveries are centered on the second and third quarters since this typically represents the peak shipping season.

Our average container utilization was 88.7% in the first quarter of 2006, down 1.1% from the fourth quarter of 2005, and down 3.9% from the first quarter of 2005. The first quarter typically represents our weakest quarter of the year. The peak shipping season typically runs from the middle of the second quarter to the early part of the fourth quarter, and we typically achieve most of our pick-ups during this period, while we generally see considerably more container redeliveries than container pick-ups during the fourth and first quarters. As a result, our container utilization generally trends down from the end of the third quarter and reaches a low point near the end of the first quarter of the year. We experienced the typical seasonal pattern this year, and our utilization trended down for most of the first quarter. However, customer demand and lease-out activity for dry and special containers picked up strongly at the at the end of the first quarter due to stronger than expected cargo volumes and delays in the production of new containers, and our utilization for dry and special containers has begun to increase. Utilization for our refrigerated containers continues to trend downward.

Our quarterly utlilzation in 2005 did not follow the traditional seasonal pattern. Utilization in 2005 peaked in the first quarter. Utilization at the end of 2004 was exceptionally high, so that while we experienced the typical downward trend during the first quarter of 2005, the high starting point ensured that the average utilization for the first quarter was exceptionally strong. In addition, the surplus of new containers that developed mid-year in 2005 created a drag on our utilization, so we did not experience the typical seasonal increase during the peak summer months.

The following table sets forth our average container fleet utilization for the periods indicated below:

	March 31, 2006	March 31, 2005	December 31, 2005	December 31, 2005
	3 months	3 months	3 months	12 months
Average Utilization	88.7%	92.6%	89.8%	90.7%

Average lease rates for our dry and refrigerated container product lines decreased slightly during the first quarter of 2006, while average rates for our special container product line have increased slightly. The decrease in our average dry container lease rates mainly resulted from a decrease in market leasing rates due to a steady decrease in steel and container prices in China from mid-year 2005 to the early first quarter in 2006. Average dry and refrigerated container lease rates in the first quarter of 2006 were also negatively impacted by the completion of a large lease extension transaction that provided a large customer with up-front reductions in rental rates in return for longer lease durations. We expect that this transaction will have a positive impact on the net present value of the remaining lease streams.

Steel and container prices increased substantially toward the end of the first quarter and market leasing rates for new dry containers are currently in excess of our portfolio averages. If new container prices and market lease rates remain at their current level, rate momentum for dry containers should turn positive, though it may take several quarters for us to see the benefit in our average rates. We purchased a large number of containers at relatively low prices at the beginning of the year, and committed these containers to leases with rates reflective of the container cost at that time. Customers are still in the process of picking up these containers.

During the first quarter of 2006, we recognized a $0.1 million loss on the sale of our used containers compared to a $4.4 million gain in the first quarter of 2005. The first quarter 2006 results were impacted by lower selling prices for used containers and low volumes of disposals. In addition, the gain in the first quarter of 2005 included $2.9 million from the sale of existing containers on-hire to one of our shipping line customers and a sale of equipment to an investor as part of our managed equipment program. Used container selling prices decreased in the fourth quarter of 2005 and the first quarter of 2006 due to an increase in the number of containers available for sale, particularly in North America and Europe, and the decrease in the price of new containers. Disposal volumes were low in the first quarter of 2006 for seasonal reasons, and this low disposal volume caused our containers available for sale to increase from 3.1% of our total fleet at the beginning of the quarter to 3.8% of our fleet at the end of the quarter. An increase in the number of containers available for sale tends to negatively impact our disposal results since we record containers available for sale at the lower of cost or market so that we recognize expected losses, but not expected gains, for units added to this category. However, we expect that disposal volumes will increase in the second and third quarter peak season, and we are hopeful that our disposal prices will benefit from the recent increase in the price of new containers as well as from the shortage of containers that has recently developed in Asia.

In the first quarter of 2006, our operating costs continued to be low as a result of the high percentage of our containers on long term leases and our focus on lease contract logistics. Additionally, our credit costs continue to be low due to the general health of our customer base and our focus on credit management and collections.

Our ownership expenses, principally depreciation and interest expense, were much lower in the first quarter of 2006 than they were for the first quarter of 2005. Our lower depreciation expense in 2006 reflects the slight reduction of our owned container fleet size relative to the first quarter of 2005, as well as the termination of depreciation expense for containers that reached the end of their accounting useful life at the end of 2005 but remain in our fleet. The significant reduction in interest expense in the first quarter of 2006 was due to the large reduction in the amount of outstanding debt and interest rates that we achieved as a result of our initial public offering in the fourth quarter of last year.

In our continuous effort to improve our capital structure, and following our refinancing efforts in August 2005 and our IPO in October 2005, we recently completed the refinancing of our Asset Securitization Facility. On April 12, 2006, we successfully completed the placement of our $680.0 million Series 2006-1 Floating Rate Secured Notes (‘‘Series 2006-1 Notes’’). The net proceeds from this offering, together with cash on hand, were used to repay all principal and interest that was owed under the Asset Securitization Facility. At the closing of the Series 2006-1 notes offering, we also decreased the maximum committment under the Asset Securitization Facility from $875.0 million to $300.0 million. Through this transaction we have been able to substantially reduce our effective interest rate and positively impact our future operating performance. We will incur a write-off of certain deferred financing fees in the second quarter associated with this re-financing.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2006 and 2005 in dollars and as a percentage of total revenues:

	Three months ended March 31,
	2006		2005
	$000's	Percent	$000's	Percent
Leasing revenues	$66,875	90.4%	$72,275	93.2%
Equipment trading revenue	5,019	6.8	2,508	3.2
Management fee income	1,576	2.2	1,996	2.6
Other revenues	477	0.6	753	1.0
Total revenues	73,947	100.0	77,532	100.0
Equipment trading expenses	4,225	5.7	2,065	2.7
Direct operating expenses	6,057	8.2	7,117	9.2
Administrative expenses	9,539	12.9	9,709	12.5
Depreciation and amortization	25,489	34.5	29,285	37.8
Provision (reversal) for doubtful accounts	471	0.6	(225)	(0.3)
Net loss (gain) on sale of leasing equipment	108	0.2	(4,375)	(5.6)
Interest and debt expense	12,456	16.8	21,114	27.2
Unrealized loss (gain) on interest rate swaps	854	1.2	(10,060)	(13.0)
Management fees	—	—	1,626	2.1
Total expenses	59,199	80.1	56,256	72.6
Income before income taxes	14,748	19.9	21,276	27.4
Income tax expense	5,243	7.1	7,891	10.2
Net income	$9,505	12.8%	$13,385	17.2%

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005.

Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; finance lease revenue represents interest income earned under finance lease contracts; and fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses.

	Three Months Ended March 31,
	2006	2005
Leasing revenues:
Per diem revenue	$56,364	$64,240
Finance lease revenue	2,286	284
Fee and ancillary lease revenue	8,225	7,751
Total leasing revenues	$66,875	$72,275

Total leasing revenues were $66.9 million for the three months ended March 31, 2006, compared to $72.3 million for the three months ended March 31, 2005, a decrease of $5.4 million, or 7.5%. The decrease primarily resulted from a decrease in our owned container fleet size, utilization and per diem rates, partially offset by an increase in finance lease revenue and an increase in fee and ancillary lease revenue related to higher reimbursable operating costs.

Equipment trading revenues.    Equipment trading revenues were $5.0 million for the three months ended March 31, 2006, compared to $2.5 million for the three months ended March 31, 2005, an increase of $2.5 million, resulting from more units sold.

Equipment trading expenses.    Equipment trading expenses were $4.2 million for the three months ended March 31, 2006, compared to $2.1 million for the three months ended March 31, 2005, an increase of $2.1 million, resulting from more units sold.

Direct operating expenses.    Direct operating expenses were $6.1 million for the three months ended March 31, 2006, compared to $7.1 million for the three months ended March 31, 2005, a decrease of $1.0 million or 14.1%. During the three months ended March 31, 2006, positioning costs declined by $0.6 million compared to the same period of 2005, and repairs were $1.6 million lower in the three months ended March 31, 2006 compared to the same period of 2005 due to a decrease in the number of units repaired. These declines were partially offset by an increase in storage costs of $1.1 million due to a decrease in utilization.

Administrative expenses.    Administrative expenses were $9.5 million for the three months ended March 31, 2006, compared to $9.7 million for the three months ended March 31, 2005, a decrease of $0.2 million or 2.1%.

Depreciation and amortization.    Depreciation and amortization was $25.5 million for the three months ended March 31, 2006, compared to $29.3 million for the three months ended March 31, 2005, a decrease of $3.8 million or 13.0%. The decrease was primarily due to certain equipment becoming fully depreciated prior to the first quarter of 2006, as well as a reduction in our owned container fleet size.

Provision (reversal) for doubtful accounts.    Provision (reversal) for doubtful accounts was $0.5 million for the three months ended March 31, 2006, compared to a reversal of $(0.2) million for the three months ended March 31, 2005. In the first quarter of 2005, there were non-recurring reversals of previously recorded provisions due to customer collections.

Net loss (gain) on sale of leasing equipment.    Loss on sale of equipment was $0.1 million for the three months ended March 31, 2006, compared to a gain of $4.4 million for the three months ended March 31, 2005, a decrease of $4.5 million. The gain recorded in 2005 included a $2.9 million benefit from the sale of on-hire containers to one of our customers and a sale of equipment to an investor as part of our managed equipment program. In addition, results in 2006 were impacted by a decrease in selling prices for used containers and an increase in the number of containers identified as available for sale. When containers are identified as available for sale we are required to recognize expected losses, but not expected gains.

Interest and debt expense.    Interest and debt expense was $12.5 million for the three months ended March 31, 2006, compared to $21.1 million for the three months ended March 31, 2005, a decrease of $8.6 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, which decreased our debt level and effective interest rate.

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $0.9 million for the three months ended March 31, 2006, compared to unrealized gain of $10.1 million for the three months ended March 31, 2005. The interest rate swap contracts were accounted for on a mark-to-market basis until their designation as cash flow hedges at November 1, 2005. While the fair market value of the swap contracts increased to approximately $20.8 million at March 31, 2006 due to an increase in interest rates, this increase in value was not recognized into income due to the designation of the interest rate swap contracts as interest rate hedges. The $0.9 million unrealized loss incurred in the three months ended March 31, 2006 represented the amortization of the fair value of the interest rate swap contracts at the time of designation.

Management fees.    Management fees were zero for the three months ended March 31, 2006, compared to $1.6 million for the three months ended March 31, 2005. Management fees of $1.6 million for the period ended March 31, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense.    Income tax expense was $5.2 million for the three months ended March 31, 2006, compared to income tax expense of $7.9 million for the three months ended March 31, 2005, and the effective tax rates for the periods were 35.6% and 37.1% respectively. The state tax rate was reduced from 3% to 1% in the quarter ended June 30, 2005 as a result of a favorable change in New York State tax law. This change results in the effective rate being reduced from 37.1% to 35.7%. The remaining difference in the rate between 35.7% and 35.6% is due to the effect of lower foreign income tax rates applied to non-US operations.

We do not expect to pay any significant U.S. federal or state or local income taxes for a number of years, although we will be recording income tax expense, due to the availability of accelerated U.S. tax depreciation to the existing container fleet and our future purchases of containers.

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

As of March 31, 2006, our debt structure consisted of an $875.0 million asset securitization facility and a $175.0 million senior secured credit facility. As of March 31, 2006, we had outstanding borrowings under our asset securitization facility of $697.0 million. Based on the applicable advance rate of 82%, our total borrowing capacity under our asset securitization facility was $697.8 million. As of March 31, 2006, we had outstanding borrowings under our senior secured credit facility of $121.0 million. Based on the applicable advance rate of 85%, our total borrowing capacity under our senior secured credit facility was $154.5 million.

On April 12, 2006, we issued $680.0 million of asset backed notes under an Asset Backed Security (‘‘ABS’’) program designed to reduce our borrowing costs and enhance financing resources for our equipment fleet. The proceeds from the issuance were used to repay outstanding borrowings under our asset securitization facility. All debt to be issued under the ABS program is collateralized by the assets of TAL Advantage I LLC, a special purpose entity (‘‘the SPE’’) consisting of revenue earning containers we use in our leasing business, restricted cash and certain receivables related to revenue earning equipment. These notes were issued by the SPE. Under this ABS program, a committed revolving facility (the ‘‘Warehouse’’) was also arranged to provide up to $300.0 million of borrowing availability to support future fleet expansion.

The Company is subject to various covenant requirements under its various debt facilities. At March 31, 2006, the Company was in compliance with all covenants.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2006 and 2005 ($ in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net cash provided by operating activities	$62,911	$62,326
Net cash used in investing activities:
Purchases of leasing equipment	$(32,822)	$(53,529)
Investment in finance leases	(1,839)	—
Proceeds from sale of equipment	12,269	43,463
Cash collections on financing leases, net of unearned income	2,986	810
Other	6	—
Net cash used in investing activities	$(19,400)	$(9,256)
Net cash used in financing activities	$(40,000)	$(45,000)

Operating Activities

Net cash provided by operating activities increased by $0.6 million to $62.9 million in the three months ended March 31, 2006, compared to $62.3 million in the three months ended March 31, 2005.

Investing Activities

Net cash used in investing activities was $19.4 million in the three months ended March 31, 2006, as compared to $9.3 million in the three months ended March 31, 2005. Capital expenditures were $34.7 million, including investments in finance leases of $1.8 million, in the three months ended March 31, 2006, compared to $53.5 million in the three months ended March 31, 2005. During the first quarter of 2005, we elected to exercise purchase options of approximately $17.5 million for containers we formerly leased-in on operating leases. Excluding these purchases, capital expenditures decreased by $1.3 million primarily due to a decrease in new equipment prices, partially offset by an increase in the number of containers purchased. Sales proceeds from the disposal of equipment decreased $31.2 million to $12.3 million in the three months ended March 31, 2006, compared to $43.5 million in the three months ended March 31, 2005. Included in sales proceeds in the first quarter of 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining decrease in sales proceeds is primarily due to a decrease in equipment selling prices. Cash collections on financing leases, net of unearned income increased by $2.2 million to $3.0 million for the three months ended March 31, 2006, compared to $0.8 million for the three months ended March 31, 2005 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash used in financing activities was $40.0 million for the three months ended March 31, 2006, compared to net cash used in financing activities of $45.0 million for the three months ended March 31, 2005. In the three months ended March 31, 2006, net cash used in financing activities was primarily used to pay down borrowings under our asset securitization facility and our senior secured credit facility. In the three months ended March 31, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility.

Contractual Obligations

We are parties to various operating and capital leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations:	Total	Less than 1 year (2006)	1-3 years (2007-2009)	3-5 years (2010-2012)	More than 5 years (2013 and thereafter)
Total debt obligations(1):
Asset securitization facility	$1,012.4	$30.3	$219.4	$302.9	$459.8
Senior secured credit facility	141.4	6.6	134.8	—	—
Capital lease obligations	19.9	2.0	4.4	4.6	8.9
Operating leases (mainly facilities)	6.2	1.2	2.4	2.6	—
Equipment purchase obligations	130.6	130.6	—	—	—
Total contractual obligations	$1,310.5	$170.7	$361.0	$310.1	$468.7

(1)	Amounts include actual and estimated interest for floating-rate debt based on March 31, 2006 rates and the net effect of the interest rate swaps.

As a result of the repayment of the total outstanding amount of our asset securitization facility in connection with the issuance of $680.0 million of asset backed notes, the following table summarizes the new debt obligations as of April 12, 2006:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations:	Total	Less than 1 year (2006)	1-3 years (2007-2009)	3-5 years (2010-2012)	More than 5 years (2013 and thereafter)
Asset Backed Notes	$853.0	$69.0	$281.2	$255.6	$247.2

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Events

On May 4, 2006 the United States House of Representatives passed legislation intending to improve port security in the United States. This legislation has not yet been addressed in the United States Senate. The Company is currently assessing what impact, if any, the proposed legislation might have on the Company’s future business prospects or financial condition if it becomes law.

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

Revenue Recognition

Operating Leases with Customers

We enter into long-term leases and service leases with ocean carriers and other parties, principally as lessor in operating leases, for marine cargo containers. Long-term leases provide the ocean carriers with specified container equipment for a specified term. Our leasing revenues are based upon the number of containers leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of containers to be leased or the term that each container will remain on-hire but allow the lessee to pick up and drop off containers at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of containers utilized at contracted per diem rates. Revenue for customers where collection is not assured is deferred and recognized when the amounts are received. Also, in accordance with FASB EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize billings to customers for damages incurred and certain other pass through costs as leasing revenue based on the terms of the contractual agreements with the customer.

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

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for our leasing equipment ranges from 10 to 20 years from the date of manufacture. Estimated useful lives have been based on independent appraisals and will be adjusted if necessary based on actual experience. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge repair and maintenance costs as incurred and include these costs in direct operating expenses.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No.123R Share-Based Payment (‘‘SFAS No. 123R’’). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. Based on the number of options currently outstanding which are fully vested, the adoption of SFAS No.123R did not have a significant impact on the financial position, results of operations or cash flows of the Company. However, future grants of share-based compensation will result in the recognition of compensation expense.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in 2006 and 2005 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Risk

We enter into interest rate swap contracts to fix the interest rates on a portion of our debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with the overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with a major money center financial institution rated investment grade by nationally recognized rating agencies, with our counterparty rated ‘‘AA’’ or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

On December 14, 2004, we entered into three interest rate swap contracts with a financial institution to fix the floating interest rates on a portion of our debt facilities. The interest rate swap contracts have an initial notional amount of $500.0 million, amortize over a 7 year term and have a fixed rate of approximately 3.82%.

In addition, on October 28, 2005, we entered into two interest rate swap contracts with a financial institution to fix the floating interest rates on a portion of our debt facilities. One interest rate swap contract has a notional amount of $100.0 million, a non-amortizing term of 6 years and a fixed rate of approximately 4.82%. The second interest rate swap contract has a notional amount of $25.0 million, a non-amortizing term of approximately 2.75 years and a fixed rate of approximately 4.71%.

While we utilize interest rate swap contracts to manage the market risk associated with fluctuations in interest rates on a large portion of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during the first quarter of 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $0.3 million for the three months ended March 31, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

Industry factors that provide incremental credit protection include the strong growth in the container industry, effective collection tools, our high recovery rate for containers in default situations and the re-marketability of our container fleet. The strong growth in the container industry helps minimize the risk of customer defaults since the core assets of a poorly performing shipping line, its ships and containers, are generally needed to meet world containerized trade demand. As a result, poorly performing shipping lines are often acquired by others. In addition, the law in certain major port locations is highly favorable to creditors and many of our large customers call on ports that will allow us to arrest, or seize, the customer’s ships or bunkers, or repossess our containers if the customer is in default under our container leases. We have historically recovered approximately 90% of our containers that were the subject of defaulted contracts and we are able to successfully re-market these repossessed containers through our worldwide sales infrastructure. However, we typically incur operating expenses such as repairs and positioning when containers are recovered after a customer default.

For the three months ended March 31, 2006, our five largest customers accounted for approximately 48% of our leasing revenues, with our largest customer accounting for approximately 19% of our leasing revenues. As of March 31, 2006, approximately 73% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary for receivables on our operating lease receivables.

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a complete listing of our risk factors, refer to our 2005 Form 10-K filed with the Securities and Exchange Commission on March 20, 2006.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
10.35*	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC (‘‘Issuer’’) and U. S. Bank National Association (‘‘Indenture Trustee’’)
10.36*	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation (‘‘Manager’’) and TAL Advantage I LLC (‘‘Owner’’)
10.37*	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation (‘‘Seller’’) and TAL Advantage I LLC (‘‘Issuer’’)
10.38*	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC (‘‘Issuer’’) and U. S. Bank National Association (‘‘Indenture Trustee’’)
10.39*	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC (‘‘Issuer’’), TAL International Container Corporation (‘‘Manager’’), and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (‘‘Initial Purchasers’’)
10.40*	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC (‘‘Issuer’’) and U. S. Bank National Association (‘‘Indenture Trustee’’)
10.41*	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC (‘‘Issuer’’), the Noteholders From Time to Time Party Thereto and the Other Financial Institutions From Time to Time Party Thereto
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
May 10, 2006
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)