Form 10-Q
period 2006-06-30
TAL International Group, Inc.
filed 2006-08-10
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006
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

As of August 7, 2006, there were 32,950,634 shares of the Registrant’s common stock, $.001 par value outstanding.

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

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of June 30, 2006 (unaudited) and December 31, 2005 and for the three and six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’), on March 20, 2006, from which the accompanying December 31, 2005 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $12,070 and $0)	$45,374	$27,259
Accounts receivable, net of allowances of $372 and $820	32,705	31,738
Net investment in finance leases	117,777	73,819
Leasing equipment, net of accumulated depreciation and allowances of $166,439 and $124,543	1,052,515	1,036,363
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $1,635 and $1,312	3,411	3,771
Equipment held for sale	24,673	24,844
Goodwill	71,898	71,898
Deferred financing costs	7,124	3,540
Other assets (including fair value of derivative instruments)	31,149	26,304
Total assets	$1,386,626	$1,299,536
Liabilities and stockholders' equity:
Accounts payable	$34,283	$7,524
Accrued expenses	35,123	30,063
Income taxes payable	216	116
Deferred income tax liability	24,626	9,239
Debt:
Asset securitization facility	—	710,000
Asset backed securities (ABS):
Term notes	668,667	—
Warehouse facility	35,000	—
Revolving credit facilities	160,000	148,000
Capital lease obligations	20,797	14,627
Total liabilities	978,712	919,569
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 32,949,521 and 32,882,208 shares issued and outstanding, respectively	33	33
Additional paid-in capital	394,393	394,389
Accumulated earnings (deficit)	9,088	(13,737)
Accumulated other comprehensive income (loss)	4,400	(718)
Total stockholders' equity	407,914	379,967
Total liabilities and stockholders' equity	$1,386,626	$1,299,536

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues, including income recognized on finance leases of $2,832, $1,138, $5,117, and $1,422 respectively	$66,821	$71,808	$133,696	$144,083
Equipment trading revenue	5,757	6,891	10,776	9,399
Management fee income	1,573	1,416	3,149	3,412
Other revenues	563	418	1,040	1,171
Total revenues	74,714	80,533	148,661	158,065
Expenses:
Equipment trading expenses	4,714	5,166	8,939	7,231
Direct operating expenses	7,366	7,180	13,423	14,297
Administrative expenses	9,120	9,242	18,659	18,951
Depreciation and amortization	25,703	29,373	51,192	58,658
(Reversal) provision for doubtful accounts	(913)	264	(442)	39
Net (gain) on sale of leasing equipment	(1,084)	(2,580)	(976)	(6,955)
Write-off of deferred financing costs	2,367	—	2,367	—
Interest and debt expense	11,124	21,496	23,580	42,610
Unrealized (gain) loss on interest rate swaps	(4,444)	8,674	(3,590)	(1,386)
Management fees	—	1,626	—	3,252
Total expenses	53,953	80,441	113,152	136,697
Income before income taxes	20,761	92	35,509	21,368
Income tax expense (benefit)	7,441	(224)	12,684	7,667
Net income	13,320	316	22,825	13,701
Preferred stock dividends	—	(6,131)	—	(12,159)
Net income (loss) applicable to common stockholders	$13,320	$(5,815)	$22,825	$1,542
Net income (loss) per common share — Basic	$0.40	$(0.57)	$0.69	$0.15
Net income (loss) per common share — Diluted	$0.40	$(0.57)	$0.68	$0.15
Weighted average number of common shares outstanding — Basic	32,895	10,204	32,889	10,177
Weighted average number of common shares outstanding — Diluted	33,495	10,204	33,469	10,605

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$22,825	$13,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,192	58,658
Write-off of deferred financing costs	2,367	—
Amortization of deferred financing costs	323	2,987
Net (gain) on sale of leasing equipment	(976)	(6,955)
Unrealized (gain) on interest rate swaps	(3,590)	(1,386)
Deferred income taxes	15,387	7,525
Stock compensation charge	4	245
Changes in operating assets and liabilities	33,424	35,079
Net cash provided by operating activities	120,956	109,854
Cash flows from investing activities:
Purchases of leasing equipment	(106,353)	(142,574)
Investment in finance leases	(28,975)	(14,963)
Proceeds from sale of equipment	26,315	60,477
Cash collections on financing leases, net of unearned income	6,312	3,083
Other	135	—
Net cash used in investing activities	(102,566)	(93,977)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1,205
Proceeds from issuance of common stock	—	1
Initial borrowings under ABS term notes	680,000	—
Payments under ABS term notes	(11,333)	—
Net borrowings under ABS warehouse facility	35,000	—
Payments of finance fees related to new debt agreements	(5,942)	—
Net payments under asset securitization facility	(710,000)	—
Net borrowings (payments) under revolving credit facilities	12,000	(10,000)
(Increase) in restricted cash	(12,070)	—
Net cash used in financing activities	(12,345)	(8,794)
Net increase in cash and cash equivalents	6,045	7,083
Unrestricted cash and cash equivalents, beginning of period	27,259	16,424
Unrestricted cash and cash equivalents, end of period	$33,304	$23,507
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$6,170	$—

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

The Company provides long-term leases, service leases and finance leases of maritime containers and related equipment, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also provides container sales and positioning services, enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners, and leases chassis used for the transportation of containers domestically.

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

C.    Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No.123R Share-Based Payment (‘‘SFAS No. 123R’’). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. Given that the options outstanding upon adoption of SFAS No. 123R were fully vested, the adoption of SFAS No.123R did not have an impact on the financial position, results of operations or cash flows of the Company. However, grants made during the second quarter of 2006 and any future grants of share-based compensation did and will result in the recognition of compensation expense.

Note 2 — Initial Public Offering

On October 17, 2005, the Company sold 11.5 million shares of common stock at a price of $18.00 per share in an initial public offering (‘‘IPO’’) which generated net proceeds of approximately $189.2 million, after deducting underwriter discounts and other offering expenses. The Company used the net proceeds of this offering, together with additional borrowings under certain of its debt facilities and available cash, to repay the entire outstanding principal and accrued cash interest due on the senior unsecured credit agreement which was approximately $288.0 million on October 17, 2005. On October 21, 2005, the underwriters of TAL’s IPO exercised their over-allotment option in part and purchased 1.0 million additional shares of common stock from certain of TAL’s stockholders. TAL did not receive any proceeds from the sale of the shares pursuant to the over-allotment option.

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

In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company’s common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock, and a vesting period of four years. All options granted in 2005 have a contractual life of ten years. All 612,195 options granted on the IPO date became fully vested as of December 30, 2005, the date their acceleration was approved by the Compensation Committee of the Company’s board of directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its consolidated statements of operations upon the adoption of SFAS No.123(R).

During the second quarter of 2006, options to purchase 9,500 shares were granted to several employees at fair market values as of the grant date with exercise prices ranging from $21.99 to $24.44 per share. These options vest ratably over four years, and have a contractual life of ten years.

Adoption of New Accounting Standard

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted SFAS No.123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was approximately four thousand dollars of compensation cost reflected in administrative expense in the Company’s statement of operations related to the Company’s stock-based compensation plans as a result of 9,500 new options granted during the period. Total unrecognized compensation cost of approximately one hundred ten thousand dollars as of June 30, 2006 related to the new options granted during the quarter will be recognized over the remaining vesting period of approximately 3.75 years.

The Company computed the estimated fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on computed volatility from trading activity of TAL stock since its IPO date and volatilities of other similar companies. The Company derives an expected term for its options using an estimated option exercise date based on historical employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. For options granted during the three months ended June 30, 2006, the following assumptions were utilized in computing the fair value of the options: expected volatility of 28%, expected term of 10 years, expected dividends of zero, and risk-free rates of 4.97% – 5.14%.

All previously granted options in 2005 and 2004 were fully vested as of December 30, 2005.

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied consistent with the requirements of SFAS No. 123 to the Company's stock compensation plans for the three and six months ended June 30, 2005 (in thousands, except earnings per share):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net (loss) income applicable to common stockholders:
As reported	$(5,815)	$1,542
Add: Stock-based compensation expense included in reported net income	245	245
Deduct: Stock-based compensation expense determined under the fair value method	(241)	(244)
Pro forma net (loss) income applicable to common stockholders	$(5,811)	$1,543
(Loss) earnings per common share:
As reported — Basic and Diluted	$(0.57)	$0.15
Pro forma — Basic and Diluted	$(0.57)	$0.15
Weighted average number of common shares outstanding
— Basic	10,204	10,177
— Diluted	10,204	10,605

Stock option activity under the Plans from January 1, 2006 to June 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2006	1,066,807	$10.33	9.4
Granted	9,500	$23.34
Exercised	(67,313)	$0.01		$1,498
Canceled	—
Outstanding June 30, 2006	1,008,994	$11.15	9.0	$13,066
Exercisable:
June 30, 2006	999,494	$11.03	8.9	$13,063

The weighted-average fair value of options granted during the quarter ended June 30, 2006 was $11.94. Cash received from employee exercises of stock options for the three months ended June 30, 2006 was six hundred sixty-three dollars. TAL did not recognize any tax benefits associated with these exercises.

Note 4 — Debt

Asset Backed Securitization Program

Effective August 1, 2005, the Company entered into an asset securitization facility (the ‘‘Asset Securitization Facility’’) pursuant to which it had contributed certain eligible containers, together with the related leases, to TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes.

On April 12, 2006, the SPE issued two series of floating rate secured notes under its Asset Backed Securitization (‘‘ABS’’) program designed to reduce borrowing costs and enhance financing resources for the Company's equipment fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the ‘‘Series 2006-1 Notes’’ or ‘‘ABS Term Notes’’). The proceeds from this issuance, along with available cash, were used to repay the outstanding borrowings under the Asset Securitization Facility. A write-off of $2.4 million was recorded for certain deferred financing fees in the second quarter of 2006 associated with this re-financing. The Series 2006-1 Notes amortize in equal monthly installments and have a legal final maturity of April 2021. At June 30, 2006, the outstanding balance under the ABS Term Notes was $668.7 million. At June 30, 2006, the applicable interest rate, including the insurance premium, was LIBOR plus 0.48%. The weighted average interest rate on the ABS Term Notes for the three months ended June 30, 2006 was 5.6%.

On April 12, 2006, the SPE entered into a floating rate revolving facility (the ‘‘Series 2005-1 Notes’’ or the ‘‘ABS Warehouse Facility’’) under the ABS program. The ABS Warehouse Facility provides up to $300.0 million of borrowing capacity to support future fleet expansion. The Series 2005-1 Notes have a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a legal final maturity of April 2023. At June 30, 2006, the outstanding balance under the ABS Warehouse Facility was $35.0 million. At June 30, 2006, the applicable commitment fee was 0.30%, including the insurance premium, and the applicable interest rate was LIBOR plus 0.74%, including the insurance premium. The weighted average interest rate on the ABS Warehouse Facility for the three months ended June 30, 2006 was 5.8%.

All debt issued under the ABS program is collateralized by the assets of the SPE consisting of the revenue earning containers used in the Company’s leasing business, restricted cash and certain receivables related to revenue earning equipment. The SPE's borrowing capacity under the ABS program is determined by reference to an advance rate percentage of the net book values, as calculated in the ABS program documents of the SPE's eligible containers, subject to certain adjustments and restricted cash. Under the ABS program, the SPE is required to maintain restricted cash balances on deposit in a designated bank account.

Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $706.8 million at June 30, 2006. At June 30, 2006, the Company was in compliance with all of the various ABS program covenant requirements.

Revolving Credit Facilities

In connection with the Acquisition, the Company entered into an $875.0 million Senior Secured Credit Facility (‘‘SSCF’’). Upon the closing of the asset securitization facility on August 1, 2005, the Company amended and restated the SSCF to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. Effective June 1, 2006, the Company further amended the SSCF to reduce the interest rate margin from LIBOR plus 2.125% to LIBOR plus 1.375% and to reduce the maximum aggregate commitments thereunder to $165.0 million. The final maturity date of this facility is August 1, 2008. The outstanding balance under the facility was $160.0 million at June 30, 2006 and $148.0 million at December 31, 2005.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values, as calculated in the credit agreement, of the Company’s eligible containers and eligible chassis, subject to certain adjustments. At June 30, 2006, the variable advance rate percentage was 85%, but is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. At June 30, 2006, the unused borrowing capacity was $5.0 million based on aggregate availability of $165.0 million. The Company’s eligible containers for the purposes of determining borrowing capacity under this facility does not include any containers transferred to the SPE. The SSCF is secured by a first priority lien on the Company’s eligible containers, eligible chassis, related leases and lease rights and a pledge of the equity interests of the SPE.

At June 30, 2006, the SSCF applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 1.375%. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the

Company’s then effective borrowing capacity. The weighted average interest rate under this facility for the six months ended June 30, 2006 was 6.8%. At June 30, 2006, the Company was compliant with all of the various covenant requirements under this facility.

Effective June 7, 2006, the Company entered into an additional revolving credit facility (the ‘‘Swing Line Facility’’) to support general working capital requirements. The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net book values of the containers and chassis not included in the SPE. The commitment under the Swing Line Facility is $10.0 million and there was no outstanding balance at June 30, 2006. At June 30, 2006, the applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 2.00%.

Capital Lease Obligations

The Company has entered into a series of capital leases with various financial institutions totaling $20.8 million to finance the purchase of chassis. The lease agreements are structured as ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases. The weighted average interest rate for these leases as of June 30, 2006 is 5.37%. The total lease obligation was $20.8 million as of June 30, 2006, and was $14.6 million as of December 31, 2005.

Interest Rate Swaps

To hedge the risk associated with fluctuations in interest rates on long-term borrowings, the Company has entered into interest rate swap contracts with various financial institutions. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, the Company’s exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties.

As of June 30, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount	Fixed Leg Interest Rate	Term
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$100.0 million	3.82%	7 years — amortizing
October 28, 2005	$100.0 million	4.82%	6 years — non-amortizing
October 28, 2005	$25.0 million	4.71%	2.75 years-non-amortizing

As of April 12, 2006, in conjunction with the ABS program described above, the Company de-designated all of its existing interest rate swap contracts. Previously, the Company had designated all interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. Therefore, during the designation period beginning November 1, 2005 through April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income (loss). Changes in the fair value of these interest rate swap contracts in periods pre and post designation have been recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The fair value of the interest rate swap contracts was $25.2 million at June 30, 2006, and $13.9 million at December 31, 2005, which is included in other assets in the consolidated balance sheets. In its consolidated statements of operations, the Company recognized a net unrealized gain of $4.4 million for the three months ended June 30, 2006, a net unrealized loss of $8.7 million for the three months ended June 30, 2005, a net unrealized gain of $3.6 million for the six months ended June 30, 2006, and a net unrealized gain of $1.4 million for the six months ended June 30, 2005, which predominantly represents the change in fair value of the interest rate swap contracts.

In July 2006, the Company entered into two additional interest rate swap contracts with financial institutions. The first interest rate swap contract has a notional amount of $50.0 million, a non-amortizing term of five years and a fixed rate of 5.52%. The second interest rate swap contract has a notional amount of $33.0 million, an amortizing term of approximately 11 years and a fixed rate of 5.56%. Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Note 5 — Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings per share	$13,320	$(5,815)	$22,825	$1,542
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	32,895	10,204	32,889	10,177
Dilutive stock options	600	—	580	428
Weighted average shares for diluted earnings (loss) per share	33,495	10,204	33,469	10,605
Earnings (loss) per share:
Basic	$0.40	$(0.57)	$0.69	$0.15
Diluted	$0.40	$(0.57)	$0.68	$0.15

Note 6 — Related Party Transactions

The Company recognized $1.6 million for the three months ended June 30, 2005, and $3.3 million for the six months ended June 30, 2005 of management fees and expenses relating to the management consulting agreements with certain of the Company’s stockholders. The management consulting agreements were terminated as of the effective date of the IPO, October 17, 2005.

Note 7 — Segment and Geographic Information

Industry Segment Information

The Company operates in one industry segment, intermodal equipment leasing.

Geographic Segment Information

The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues:
Domestic	$7,474	$8,189	$14,778	$15,663
Asia	35,120	35,975	69,263	70,127
Europe	27,200	31,823	54,996	63,607
Other International	4,920	4,546	9,624	8,668
Total	$74,714	$80,533	$148,661	$158,065

As substantially all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's containers are considered to be international.

Note 8 — Commitments and Contingencies

At June 30, 2006, commitments for capital expenditures totaled approximately $88.8 million, principally through the remainder of 2006.

Note 9 — Income Taxes

The consolidated income tax expense for the six month periods ended June 30, 2006 and 2005 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2006 and 2005, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 10 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$13,320	$316	$22,825	$13,701
Other comprehensive income:
Foreign currency translation adjustments	129	(34)	135	(43)
Unrealized (loss) gain on derivative instruments designated as cash flow hedges (net of taxes of $(7), $0, $2,775 and $0, respectively )	(39)	—	4,983	—
Total	$13,410	$282	$27,943	$13,658

Note 11 — Subsequent Events

On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the ‘‘Finance Lease Facility’’). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The commitment under the Finance Lease Facility is $50.0 million. The applicable commitment fee and interest rate is 0.30% and LIBOR plus 1.00%, respectively.

On August 8, 2006, TAL’s board of directors approved and declared a $0.20 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 26, 2006 to shareholders of record at the close of business on September 12, 2006.

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

Our Company

We are one of the world's largest and oldest lessors of intermodal freight containers and chassis. Intermodal freight containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically via rail and roads. Because of the handling efficiencies they provide, intermodal freight containers are the primary means by which many goods and materials are shipped internationally.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2006, our fleet consisted of 633,930 containers and chassis, including 73,993 containers under management for third parties, representing more than one million twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 12 countries and approximately 197 third party container depot facilities in 42 countries as of June 30, 2006. Our customers are among the world's largest shipping lines.

Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•	Operating Flexibility — The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers helps the shipping lines manage this uncertainty and minimize the requirement for large inventory buffers by allowing them to pick-up leased containers on short notice.

•	Fleet Size Flexibility — Container leases allow shipping lines to adjust the size and mix of their fleets as their trade volumes change due to seasonality, market changes or changes in company strategies.

•	Alternative Source of Financing — Container leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the rapid growth of the asset-intensive container shipping industry.

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of June 30, 2006, dry, refrigerated, special containers and Trader represented approximately 86%, 5%, 7% and 1 % of our fleet on a unit basis, respectively. Our chassis leasing business, which commenced in the fourth quarter of 2005, represented approximately 1% of our fleet on a unit basis as of June 30, 2006.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	June 30, 2006			December 31, 2005			June 30, 2005
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	487,116	57,128	544,244	464,353	59,180	523,533	477,677	61,217	538,894
Refrigerated	33,222	1,508	34,730	34,006	1,625	35,631	35,041	1,658	36,699
Special	27,045	15,357	42,402	27,389	16,025	43,414	28,165	16,775	44,940
Chassis	4,268	—	4,268	1,210	—	1,210	—	—	—
Subtotal	551,651	73,993	625,644	526,958	76,830	603,788	540,883	79,650	620,533
Trader	8,286	—	8,286	10,123	—	10,123	19,517	—	19,517
Total	559,937	73,993	633,930	537,081	76,830	613,911	560,400	79,650	640,050

	Equipment Fleet in TEU’s
	June 30, 2006			December 31, 2005			June 30, 2005
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	776,631	97,546	874,177	737,802	100,759	838,561	756,583	104,066	860,649
Refrigerated	59,548	2,167	61,715	60,674	2,394	63,068	62,132	2,450	64,582
Special	42,228	25,283	67,511	42,249	26,179	68,428	43,282	27,227	70,509
Chassis	7,738	—	7,738	2,270	—	2,270	—	—	—
Subtotal	886,145	124,996	1,011,141	842,995	129,332	972,327	861,997	133,743	995,740
Trader	11,581	—	11,581	15,968	—	15,968	31,330	—	31,330
Total	897,726	124,996	1,022,722	858,963	129,332	988,295	893,327	133,743	1,027,070

We lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. As of June 30, 2006, approximately 91% of our containers were on-hire to customers, with approximately 58% of our containers on long-term leases, approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 7% on finance leases. In addition, approximately 6% of our containers were available for lease and approximately 3% were available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	June 30, 2006	December 31, 2005	June 30, 2005
Long-term lease	58.2%	59.0%	58.2%
Service lease	25.6	25.6	27.6
Finance lease	7.1	4.6	3.8
Total leased	90.9	89.2	89.6
Existing units available for lease	4.1	5.1	4.1
New units available for lease	1.7	2.6	4.0
Available for sale	3.3	3.1	2.3
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. During the first quarter of 2006, seasonal factors and market conditions placed pressure on our profitability. Our profitability improved in the second quarter as we were able to benefit from an increase in container prices and an improvement in market conditions.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. As of June 30, 2006, our owned fleet included 897,726 TEU, an increase of 4.5% from December 31, 2005. The increase in fleet size relative to the fourth quarter of 2005 was mainly due to the delivery of a large number of containers purchased in the first quarter of 2006. These container deliveries proved to be timely since they allowed us to capitalize on the strong increase in leasing demand we experienced early in the second quarter. We expect sizable container deliveries in the third quarter of 2006 as well.

Our June 30, 2006 fleet size was relatively unchanged from June 30, 2005 despite the 4.5% increase achieved in the first half of this year mainly due to the reduction in our trading equipment resale inventories. In addition, in the latter half of 2005, we limited our investment in new containers due to a temporary surplus of new containers in China.

Our average utilization was 89.8% in the second quarter of 2006, an increase of 1.1% from the first quarter of 2006, though a decrease of 0.6% from the second quarter of 2005. Ending utilization increased 2.2% from 88.7% as of March 31, 2006 to 90.9% as of June 30, 2006. We experienced exceptionally strong demand for dry and special containers during the early part of the 2006 second quarter, and we managed to increase our average utilization while also absorbing a net increase of over 35,000 TEU of containers in our fleet. Demand for refrigerated containers remained somewhat weak in the 2006 second quarter and the average utilization of our refrigerated containers fell slightly. The strong demand for dry and special containers resulted from stronger than expected cargo volumes prior to the traditional peak season combined with a reduction in the production of new containers. Due to this favorable combination and our large early purchase of containers in 2006, we achieved one of our best months ever for net container pick-ups in April. However, leasing demand moderated and our utilization stabilized toward the end of the second quarter as production space for new containers became available and cargo volumes came more into line with our customers’ expectations.

Our average utilization in the second quarter of 2006 was 0.6% lower than it was in the second quarter of 2005 mainly due to the high starting point for utilization in 2005. Utilization at the end of 2004 was exceptionally high, so that while we experienced a downward trend during the first half of 2005, the high starting point ensured that the average utilization for the first and second quarters of 2005 was strong.

The following table sets forth our average fleet utilization for the periods indicated below:

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	3 months	3 months	6 months	6 months
Average Utilization	89.8%	90.4%	88.9%	91.5%

Average lease rates for our dry container product line decreased by almost 2% during the second quarter of 2006 despite a large increase in the price of new dry containers. New container prices fell steeply in the fourth quarter of 2005 and the first part of 2006, then climbed nearly 50% in the late first quarter and early second quarter, due to an increase in the price of steel in China, wood floor shortages and a reduction in production by the large container manufacturers. New refrigerated container prices did not change substantially during the quarter since steel represents a relatively small portion of the total unit cost of a refrigerated container. In addition, there was no shortage of production capacity for refrigerated containers.

The decrease in our average dry container lease rates was mainly caused by the completion of several large lease extension transactions. The profitability of our shipping line customers has come under pressure this year due to a large increase in vessel capacity and declining freight rates, and our customers are actively seeking ways to reduce operating expenses. In several cases, we have responded to our customers’ requests for lease rate reductions by renewing or extending lease agreements in return for lease rate savings, and in 2006 we have completed lease extension transactions that cover more than 10% of the dry containers in our fleet. While these lease extension transactions have reduced our current revenue, we expect they will have a positive impact on the net present value of our lease portfolio, particularly for our older containers, since they extend the revenue-earning life of the containers. The higher price of new containers has also not been heavily reflected in our average lease rates since most of the containers we supplied to our customers in the second quarter were placed on leases negotiated during the first quarter when container prices and market leasing rates were lower. If container prices remain at their current level for a sustained period, we expect to see positive momentum in our average dry container leasing rates.

Average lease rates for refrigerated containers decreased by approximately 1% during the second quarter of 2006 as compared to the first quarter of 2006, mainly due to lease extension transactions. Average lease rates for special containers were flat during the second quarter. Our average leasing rates for refrigerated containers will likely decrease further due to the completion of a lease extension transaction in the third quarter with one of our largest customers for refrigerated containers.

During the second quarter of 2006, we recognized a $1.1 million gain on the sale of our used containers compared to a $0.1 million loss in the first quarter of 2006 and a $2.6 million gain in the second quarter of 2005. The improvement compared to the first quarter of 2006 mainly resulted from higher sales volumes which reduced the number of containers in the assets held for sale category and allowed us to realize unrecognized gains on the units previously held for sale. The portion of our container fleet identified as for sale decreased from 3.8% as of March 31, 2006 to 3.3% as of June 30, 2006. The decrease in gain relative to the second quarter of 2005 mainly resulted from a decrease in average selling prices. Selling prices were exceptionally high in the first half of 2005 due to high new container prices and very low inventories of available containers.

Our direct operating expenses increased by $1.3 million in the second quarter of 2006 from the first quarter of 2006 mainly due to an increase in repair and positioning expense associated with the large increase in the number of containers picked-up by our customers in the second quarter. The increase in direct operating expenses was offset by a reversal in our provision for doubtful accounts due to the successful resolution of a repair charge dispute.

Our ownership expenses, principally depreciation and interest expense, were much lower in the second quarter of 2006 than they were for the second quarter of 2005. The decrease in depreciation expense in 2006 resulted from the termination of depreciation charges for containers that reached the end of their accounting useful life at the end of 2005 but remain in our fleet. The significant reduction in interest expense in the second quarter of 2006 compared to the level we experienced in 2005 was due to the benefits of our securitization as well as the large reduction in the amount of outstanding debt and interest rates that we achieved as a result of our initial public offering in the fourth quarter of last year.

On April 12, 2006, we successfully completed the placement of our $680.0 million Series 2006-1 Floating Rate Secured Notes (the ‘‘ABS Term Notes’’). The net proceeds from this offering, together with cash on hand, were used to repay all principal and interest that was owed under the Asset Securitization Facility. Simultaneously with the closing of the ABS Term Note offering, we also completed the placement of our $300.0 million Series 2005-1 Floating Rate Secured Notes (the ‘‘ABS Warehouse Facility’’). The ABS Warehouse Facility has a two year revolving period in which we can meet our new equipment procurement funding requirements. These two transactions have positively impacted our future operating performance by reducing the borrowing spread on $680.0 million of our previously outstanding indebtedness while also allowing us to finance future growth at significantly reduced rates. We also successfully renegotiated our Senior Secured Credit Facility to reduce the borrowing spread by 0.75% and reduce our commitment from $175.0 million to $165.0 million.

On August 8, 2006, TAL’s board of directors approved and declared a $0.20 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 26, 2006 to shareholders of record at the close of business on September 12, 2006.

Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2006 and 2005 in dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$66,821	89.4%	$71,808	89.2%	$133,696	89.9%	$144,083	91.1%
Equipment trading revenue	5,757	7.7	6,891	8.5	10,776	7.3	9,399	6.0
Management fee income	1,573	2.1	1,416	1.8	3,149	2.1	3,412	2.2
Other revenues	563	0.8	418	0.5	1,040	0.7	1,171	0.7
Total revenues	74,714	100.0	80,533	100.0	148,661	100.0	158,065	100.0
Equipment trading expenses	4,714	6.3	5,166	6.4	8,939	6.0	7,231	4.6
Direct operating expenses	7,366	9.9	7,180	8.9	13,423	9.0	14,297	9.0
Administrative expenses	9,120	12.2	9,242	11.5	18,659	12.6	18,951	12.0
Depreciation and amortization	25,703	34.4	29,373	36.5	51,192	34.4	58,658	37.1
(Reversal) provision for doubtful accounts ..	(913)	(1.2)	264	0.3	(442)	(0.3)	39	0.0
Net (gain) on sale of leasing equipment	(1,084)	(1.4)	(2,580)	(3.2)	(976)	(0.7)	(6,955)	(4.4)
Write-off of deferred financing costs	2,367	3.2	—	—	2,367	1.6	—	—
Interest and debt expense	11,124	14.9	21,496	26.7	23,580	15.9	42,610	27.0
Unrealized (gain) loss on interest rate swaps	(4,444)	(5.9)	8,674	10.8	(3,590)	(2.4)	(1,386)	(0.9)
Management fees	—	—	1,626	2.0	—	—	3,252	2.1
Total expenses	53,953	72.2	80,441	99.9	113,152	76.1	136,697	86.5
Income before income taxes	20,761	27.8	92	0.1	35,509	23.9	21,368	13.5
Income tax expense (benefit)	7,441	10.0	(224)	(0.3)	12,684	8.5	7,667	4.8
Net income	13,320	17.8%	$316	0.4%	22,825	15.4%	13,701	8.7%

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005.

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

	Three Months Ended June 30,
	2006	2005
Leasing revenues:
Per diem revenue	$56,732	$62,988
Finance lease revenue	2,832	1,138
Fee and ancillary lease revenue	7,257	7,682
Total leasing revenues	$66,821	$71,808

Total leasing revenues were $66.8 million for the three months ended June 30, 2006, compared to $71.8 million for the three months ended June 30, 2005, a decrease of $5.0 million, or 7.0%. The decrease primarily resulted from a decrease in utilization and per diem rates, partially offset by an increase in finance lease revenue.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Three Months Ended June 30,
	2006	2005
Equipment trading revenues	$5,757	$6,891
Equipment trading expenses	(4,714)	(5,166)
Net equipment trading margin	$1,043	$1,725

The net equipment trading margin decreased $0.7 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year which generally increased the value of our trading inventory during the period the containers were held.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended June 30, 2006, direct operating costs increased by $0.2 million compared to the same period of 2005, mainly due to an increase in storage costs of $0.6 million resulting from a decrease in average utilization. This increase was partially offset by lower repair costs.

Depreciation and amortization.    Depreciation and amortization was $25.7 million for the three months ended June 30, 2006, compared to $29.4 million for the three months ended June 30, 2005, a decrease of $3.7 million or 12.6%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005, as well as a smaller depreciable fleet in 2006.

(Reversal) provision for doubtful accounts.    There was a reversal for doubtful accounts for $(0.9) million for the three months ended June 30, 2006, compared to a provision of $0.3 million for the three months ended June 30, 2005. In the second quarter of 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers.

Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $1.1 million for the three months ended June 30, 2006, compared to a gain of $2.6 million for the three months ended June 30, 2005, a decrease of $1.5 million. Results in 2006 were impacted by a decrease in selling prices for used containers.

Write-off of deferred financing costs.    Write-off of deferred financing costs was $2.4 million for the three months ended June 30, 2006, compared to zero for the three months ended June 30, 2005. The current year write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006.

Interest and debt expense.    Interest and debt expense was $11.1 million for the three months ended June 30, 2006, compared to $21.5 million for the three months ended June 30, 2005, a decrease of $10.4 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, which decreased our debt level and effective interest rate.

Unrealized (gain) loss on interest rate swaps.    Unrealized (gain) on interest rate swaps was $(4.4) million for the three months ended June 30, 2006, compared to an unrealized loss of $8.7 million for the three months ended June 30, 2005. The fair market value of the swap contracts increased to approximately $25.2 million in the second quarter of 2006 due to an increase in interest rates. The $8.7 million unrealized loss incurred in the three months ended June 30, 2005 represented a decrease in the fair value of the interest rate swap contracts due to a decrease in interest rates from the first quarter of 2005.

Management fees.    Management fees were zero for the three months ended June 30, 2006, compared to $1.6 million for the three months ended June 30, 2005. Management fees of $1.6 million for the period ended June 30, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense (benefit).    Income tax expense was $ 7.4 million for the three months ended June 30, 2006, compared to an income tax benefit of ($ 0.2) million for the three months ended June 30, 2005, and the effective tax rates were 35.8 % for the three months ended June 30, 2006 and a negative rate for the three months ended June 30, 2005. Our tax rate was negative for the three months ended June 30, 2005 due to a reduction in our state tax liability as a result of the cumulative impact of a change in our New York State tax rate from 3% to 1%.

We do not expect to pay any significant U.S. federal or state or local income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005.

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

	Six Months Ended June 30,
	2006	2005
Leasing revenues:
Per diem revenue	$113,095	$127,228
Finance lease revenue	5,117	1,422
Fee and ancillary lease revenue	15,484	15,433
Total leasing revenues	$133,696	$144,083

Total leasing revenues were $133.7 million for the six months ended June 30, 2006, compared to $144.1 million for the six months ended June 30, 2005, a decrease of $10.4 million, or 7.2%. The decrease primarily resulted from a decrease in utilization and per diem rates, partially offset by an increase in finance lease revenue due to an increase in the finance lease portfolio.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Six Months Ended June 30,
	2006	2005
Equipment trading revenues	$10,776	$9,399
Equipment trading expenses	(8,939)	(7,231)
Net equipment trading margin	$1,837	$2,168

The net equipment trading margin decreased $0.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to lower selling prices relative to the cost of equipment sold.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the six months ended June 30, 2006, direct operating expenses were $13.4 million, compared to $14.3 million for the six months ended June 30, 2005, a decrease of 6.3%. Positioning costs decreased by $0.4 million and repair costs decreased by $2.2 million in the six months ended June 30, 2006 compared to the same period of 2005. These decreases were partially offset by an increase in handling and storage costs of $2.0 million due to a decrease in utilization.

Depreciation and amortization.    Depreciation and amortization was $51.2 million for the six months ended June 30, 2006, compared to $58.7 million for the six months ended June 30, 2005, a decrease of $7.5 million or 12.8%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005, as well as a smaller depreciable fleet in 2006.

(Reversal) provision for doubtful accounts.    There was a reversal for doubtful accounts for $(0.4) million for the six months ended June 30, 2006, compared to a provision of $39 thousand for the six months ended June 30, 2005. In the six months ended June 30, 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers.

Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $1.0 million for the six months ended June 30, 2006, compared to a gain of $7.0 million for the six months ended June 30, 2005, a decrease of $6.0 million. The gain recorded in 2005 included a $2.9 million benefit from the sale of on-hire containers to one of our customers and a sale of equipment to an investor as part of our managed equipment program. In addition, results in 2006 were impacted by a decrease in selling prices for used containers.

Write-off of deferred financing costs.    Write-off of deferred financing costs was $2.4 million for the six months ended June 30, 2006, compared to zero for the six months ended June 30, 2005. The current year write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006.

Interest and debt expense.    Interest and debt expense was $23.6 million for the six months ended June 30, 2006, compared to $42.6 million for the six months ended June 30, 2005, a decrease of $19.0 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, which decreased our debt level and effective interest rate.

Unrealized (gain) loss on interest rate swaps.    Unrealized gain on interest rate swaps was $3.6 million for the six months ended June 30, 2006, compared to an unrealized gain of $1.4 million for the six months ended June 30, 2005. The fair market value of the swap contracts increased to approximately $25.2 million as of June 30, 2006 due to an increase in interest rates. The $1.4 million unrealized gain incurred in the six months ended June 30, 2005 represented an increase in the fair value of the interest rate swap contracts due to an increase in expected interest rates from the beginning of 2005.

Management fees.    Management fees were zero for the six months ended June 30, 2006, compared to $3.3 million for the six months ended June 30, 2005. Management fees of $3.3 million for the period ended June 30, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense.    Income tax expense was $12.7 million for the six months ended June 30, 2006, compared to income tax expense of $7.7 million for the six months ended June 30, 2005, and the effective tax rates were 35.7 % for the six months ended June 30, 2006 and 35.9 % for the six months ended June 30, 2005. The state tax rate was reduced from 3% to 1% in the quarter ended June 30, 2005 as a result of a favorable change in New York State tax law.

We do not expect to pay any significant U.S. federal or state or local income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations, borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facilities. Our cash flows will be used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facilities will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

On April 12, 2006, we issued our $680.0 million ABS Term Notes. The proceeds from the issuance were used to repay outstanding borrowings under our asset securitization facility. The ABS Term Notes amortize in equal monthly installments and have a legal final maturity of April 2021.

On April 12, 2006, we entered into a floating rate revolving facility (the ‘‘ABS Warehouse Facility’’). The ABS Warehouse Facility has a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a legal final maturity of April 2023. The ABS Warehouse Facility will provide us with up to $300 million of funding needed to support our fleet growth.

All debt to be issued under the ABS program is collateralized by the assets of TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) consisting of revenue earning containers that we use in our leasing business, restricted cash and certain receivables related to revenue earning equipment. The Series 2005-1 Notes and the Series 2006-1 Notes were both issued by the SPE.

As of June 30, 2006, our outstanding indebtedness was comprised of the following: $668.7 million under the ABS Term Notes, $35.0 million under the ABS Warehouse Facility (total commitment of $300.0 million) and $160.0 million under the senior secured credit facility (total commitment of $165.0 million). In support of our short-term working capital needs, we also have a $10.0 million revolving credit facility (the ‘‘Swing Line Facility’’), which was unfunded at June 30, 2006. In addition, we have $20.8 million of capital lease obligations outstanding as of June 30, 2006.

The Company is subject to various covenant requirements under its various debt facilities. At June 30, 2006, the Company was in compliance with all covenants.

On July 31, 2006, the Company entered into a credit facility to support the growth of our finance lease business (the ‘‘Finance Lease Facility’’). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The commitment under the Finance Lease Facility is $50.0 million. The applicable commitment fee and interest rate is 0.30% and LIBOR plus 1.00%, respectively.

On August 8, 2006, TAL’s board of directors approved and declared a $0.20 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 26, 2006 to shareholders of record at the close of business on September 12, 2006.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$120,956	$109,854
Net cash used in investing activities:
Purchases of leasing equipment	$(106,353)	$(142,574)
Investment in finance leases	(28,975)	(14,963)
Proceeds from sale of equipment	26,315	60,477
Cash collections on financing leases, net of unearned income	6,312	3,083
Other	135	—
Net cash used in investing activities	$(102,566)	$(93,977)
Net cash used in financing activities	$(12,345)	$(8,794)

Operating Activities

Net cash provided by operating activities increased by $11.1 million to $121.0 million in the six months ended June 30, 2006, compared to $109.9 million in the six months ended June 30, 2005 primarily due to an increase in net income.

Investing Activities

Net cash used in investing activities was $102.6 million in the six months ended June 30, 2006, as compared to $94.0 million in the six months ended June 30, 2005. Capital expenditures were $135.3 million, including investments in finance leases of $29.0 million, in the six months ended June 30, 2006, compared to $157.5 million, including investments in finance leases of $15.0 million, in the six months ended June 30, 2005. During the first half of 2005, we elected to exercise purchase options of approximately $17.5 million for containers we formerly leased-in on operating leases. Excluding these purchases, capital expenditures decreased by $4.8 million primarily due to a decline in new equipment prices compared to the first six months of 2005. Sales proceeds from the disposal of equipment decreased $34.2 million to $26.3 million in the six months ended June 30, 2006, compared to $60.5 million in the six months ended June 30, 2005. Included in sales proceeds in the first half of 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining decrease in sales proceeds is primarily due to a decrease in equipment selling prices. Cash collections on financing leases, net of unearned income increased by $3.2 million to $6.3 million for the six months ended June 30, 2006, compared to $3.1 million for the six months ended June 30, 2005 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash used in financing activities was $12.3 million for the six months ended June 30, 2006, compared to net cash used in financing activities of $8.8 million for the six months ended June 30, 2005. In the six months ended June 30, 2006, net cash used in financing activities was primarily used to pay down borrowings on our securitized debt, payoff the outstanding balance on our asset securitization facility, and fund a restricted cash account under our ABS program. This was offset by increased borrowings under our senior secured credit facility and our warehouse facility, the proceeds of which were primarily used to finance the purchase of new equipment. In the six months ended June 30, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006:

	Contractual Obligations by Twelve Month Period Ending June 30,
	(dollars in millions)
Contractual Obligations:	Total	2007	2008	2009	2010	2011 and thereafter
Total debt obligations(1):
ABS term notes	$839.1	$97.6	$95.1	$92.7	$90.2	$463.5
ABS warehouse facility	51.2	3.0	3.4	5.5	5.3	34.0
Revolving credit facilities(2)	182.4	10.7	10.8	160.9	—	—
Capital lease obligations	28.4	2.6	3.7	1.9	2.1	18.1
Operating leases (mainly facilities)	5.7	1.6	1.2	1.3	1.6	—
Equipment purchase obligations	88.8	88.8	—	—	—	—
Total contractual obligations	$1,195.6	$204.3	$114.2	$262.3	$99.2	$515.6

(1)	Amounts include actual and estimated interest for floating-rate debt based on June 30, 2006 rates and the net effect of the interest rate swaps.

(2)	Amounts include the obligations under the senior secured credit facility along with the Swing Line Facility.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our 2005 Form 10-K and elsewhere in this Form 10-Q.

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

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board (‘‘FASB’’) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), container equipment held for sale is carried at the lower of its fair value, less costs to sell, based on current transactions, or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net (gain) loss on sale of leasing equipment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is updated on a regular basis and is based upon a review of the collectibility of our receivables. This review considers the risk profile of the customer, credit quality indicators such as the level of past-due amounts and economic conditions. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is deemed uncollectible. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. However, actual losses could exceed the amounts provided for in certain periods.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No.123R Share-Based Payment (‘‘SFAS No. 123R’’). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and its related implementation guidance. SFAS No. 123R requires companies to recognize in the statement of operations the fair value of all employee share-based payments, including grants of employee stock options, as well as compensatory employee stock purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. Given that the options outstanding upon adoption of SFAS No. 123R were fully vested, the adoption of SFAS No.123R did not have an impact on the financial position, results of operations or cash flows of the Company. However, grants made during the second quarter of 2006 and any future grants of share-based compensation did and will result in the recognition of compensation expense.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in 2006 and 2005 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

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

The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with our counterparties rated ‘‘AA’’ or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

As of June 30, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount	Fixed Leg Interest Rate	Term
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$100.0 million	3.82%	7 years — amortizing
October 28, 2005	$100.0 million	4.82%	6 years — non-amortizing
October 28, 2005	$25.0 million	4.71%	2.75 years-non-amortizing

In July 2006, the Company entered into two additional interest rate swap contracts with financial institutions. The first interest rate swap contract has a notional amount of $50.0 million, a non-amortizing term of five years and a fixed rate of 5.52%. The second interest rate swap contract has a notional amount of $33.0 million, an amortizing term of approximately 11 years and a fixed rate of 5.56%. Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

While we utilize interest rate swap contracts to manage the market risk associated with fluctuations in interest rates on a large portion of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during the three months ended June 30, 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $0.3 million for the three months ended June 30, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

For the six months ended June 30, 2006, our five largest customers accounted for approximately 46% of our leasing revenues, with our largest customer accounting for approximately 18% of our leasing revenues. As of June 30, 2006, approximately 76% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary for receivables on our operating lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a complete listing of our risk factors, refer to our 2005 Form 10-K filed with the Securities and Exchange Commission on March 20, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 23, 2006, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders of the Company voted on (i) the election of eight directors to serve until the 2007 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and (ii) to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The number of votes cast for the election of the eight directors were as follows:

	Number of Shares
Nominee	For	Withhold Authority
Brian M. Sondey	25,577,879	4,801,589
Bruce R. Berkowitz	29,357,263	1,022,205
A. Richard Caputo Jr.	25,282,803	5,096,665
Brian J. Higgins	25,572,845	4,806,623
John W. Jordan II	25,441,609	4,937,859
Frederic H. Lindeberg	30,281,741	97,727
David W. Zalaznick	25,429,254	4,950,214
Douglas J. Zych	25,944,145	4,435,323

The number of votes cast to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Number of Shares
For	Against	Abstain
30,379,028	410	30

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
August 10, 2006
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)