Form 10-Q
period 2006-09-30
TAL International Group, Inc.
filed 2006-11-13
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006
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

As of November 3, 2006, there were 33,166,781 shares of the Registrant’s common stock, $.001 par value outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of September 30, 2006 (unaudited) and December 31, 2005 and for the three and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 20, 2006, from which the accompanying December 31, 2005 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $13,274 and $0)	$45,712	$27,259
Accounts receivable, net of allowances of $295 and $820	35,724	36,470
Net investment in finance leases	129,163	73,819
Leasing equipment, net of accumulated depreciation and allowances of $188,479 and $124,543	1,099,755	1,036,363
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $1,878 and $1,312	3,109	3,771
Equipment held for sale	17,559	24,844
Goodwill	71,898	71,898
Deferred financing costs	7,150	3,540
Other assets (including fair value of derivative instruments)	22,484	26,304
Total assets	$1,432,554	$1,304,268
Liabilities and stockholders' equity:
Accounts payable	$24,442	$12,256
Accrued expenses	40,207	30,063
Income taxes payable	320	116
Deferred income tax liability	26,733	9,239
Debt:
Asset securitization facility	—	710,000
Asset backed securities (ABS):
Term notes	651,667	—
Warehouse facility	106,500	—
Revolving credit facilities	131,500	148,000
Finance lease facility	12,500	—
Other debt	11,798	—
Capital lease obligations	24,369	14,627
Total liabilities	1,030,036	924,301
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,303,031 and 32,882,208 shares issued, respectively	33	33
Treasury stock, at cost, 136,250 shares and 0 shares, respectively	(2,862)	—
Additional paid-in capital	394,434	394,389
Accumulated earnings (deficit)	6,901	(13,737)
Accumulated other comprehensive income (loss)	4,012	(718)
Total stockholders' equity	402,518	379,967
Total liabilities and stockholders' equity	$1,432,554	$1,304,268

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues, including income recognized on finance leases of $3,399, $1,934, $8,516 and $3,356, respectively	$67,827	$71,001	$201,523	$215,084
Equipment trading revenue	6,897	7,774	17,673	17,173
Management fee income	1,538	1,566	4,687	4,978
Other revenues	413	738	1,453	1,909
Total revenues	76,675	81,079	225,336	239,144
Expenses:
Equipment trading expenses	5,606	6,026	14,545	13,257
Direct operating expenses	6,311	6,410	19,734	20,707
Administrative expenses	9,350	9,411	28,009	28,362
Depreciation and amortization	26,590	29,418	77,782	88,076
(Reversal) provision for doubtful accounts	(58)	528	(500)	567
Net (gain) on sale of leasing equipment	(1,883)	(1,178)	(2,859)	(8,133)
Write-off of deferred financing costs	—	24,313	2,367	24,313
Interest and debt expense	11,686	21,239	35,266	63,849
Unrealized loss (gain) on interest rate swaps	12,174	(7,589)	8,584	(8,975)
Management fees	—	1,346	—	4,598
Total expenses	69,776	89,924	182,928	226,621
Income (loss) before income taxes	6,899	(8,845)	42,408	12,523
Income tax expense (benefit)	2,449	(3,090)	15,133	4,577
Net income (loss)	4,450	(5,755)	27,275	7,946
Preferred stock dividends	—	(6,568)	—	(18,727)
Net income (loss) applicable to common stockholders	$4,450	$(12,323)	$27,275	$(10,781)
Net income (loss) per common share — Basic	$0.13	$(1.21)	$0.83	$(1.06)
Net income (loss) per common share — Diluted	$0.13	$(1.21)	$0.82	$(1.06)
Weighted average number of common shares outstanding — Basic	33,001	10,204	32,927	10,186
Weighted average number of common shares outstanding — Diluted	33,421	10,204	33,450	10,186
Cash dividends paid per common share	$0.20	—	$0.20	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$27,275	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,782	88,076
Write-off of deferred financing costs	2,367	24,313
Amortization of deferred financing costs	556	3,918
Net (gain) on sale of leasing equipment	(2,859)	(8,133)
Unrealized loss (gain) on interest rate swaps	8,584	(8,975)
Deferred income taxes	17,494	4,469
Stock compensation charge	32	490
Changes in operating assets and liabilities	23,191	21,083
Net cash provided by operating activities	154,422	133,187
Cash flows from investing activities:
Purchases of leasing equipment	(189,794)	(132,235)
Investment in finance leases	(39,895)	(42,110)
Proceeds from sale of equipment	42,999	77,213
Cash collections on financing leases, net of unearned income	10,446	4,181
Other	180	—
Net cash used in investing activities	(176,064)	(92,951)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	—	1,206
Purchases of treasury stock	(2,862)	—
Stock options exercised	13	—
Dividends paid	(6,637)	—
Initial borrowings under asset securitization facility	—	705,000
Net payments under asset securitization facility	(710,000)	(10,000)
Net payments under senior secured credit facility	—	(710,000)
Borrowings under long-term credit facilities	799,000	—
Payments of finance fees related to new debt agreements	(6,384)	—
Payments under long-term credit facilities	(44,833)	—
Increase in other debt	11,798	—
(Increase) in restricted cash	(13,274)	—
Net cash provided by (used in) financing activities	26,821	(13,794)
Net increase in cash and cash equivalents	5,179	26,442
Unrestricted cash and cash equivalents, beginning of period	27,259	16,424
Unrestricted cash and cash equivalents, end of period	$32,438	$42,866
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$9,742	$—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.    Description of the Business

TAL International Group, Inc. (‘‘TAL,’’ or the ‘‘Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation (‘‘TALI’’), formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. (‘‘TOL’’) and their subsidiaries. Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TALI and TOL for approximately $1.2 billion in cash (‘‘the Acquisition’’).

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

C.    Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the quarter ended September 30, 2006 at a total cost of approximately $2.9 million.

Dividends Paid

On September 26, 2006, the Company paid a quarterly dividend of $0.20 per share or an aggregate of approximately $6.6 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on September 12, 2006.

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

In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company’s common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock, a vesting period of four years, and a contractual life of ten years. All 612,195 options granted on the IPO date became fully vested as of December 30, 2005, the date their acceleration was approved by the Compensation Committee of the Company’s board of directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its consolidated statements of operations upon the adoption of SFAS No.123(R).

During the nine months ended September 30, 2006, options to purchase 21,000 shares were granted at exercise prices equal to fair market values of the stock as of the grant date, with exercise prices ranging from $21.99 to $24.69 per share. These options vest ratably over four years, and have a contractual life of ten years.

Adoption of New Accounting Standard — Share-Based Payment

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted SFAS No.123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Given that the options outstanding upon adoption of SFAS No. 123R were fully vested, the adoption of SFAS No.123R did not have an impact on the financial position, results of operations or cash flows of the Company. However, grants made during the second and third quarters of 2006 and any future grants of share-based compensation did and will result in the recognition of compensation expense.

There was approximately thirteen thousand dollars of compensation cost reflected in administrative expense in the Company’s statement of operations related to the Company’s stock-based compensation plans as a result of 21,000 new options granted during the nine months ended September 30, 2006. Total unrecognized compensation cost of approximately ninety thousand dollars as of September 30, 2006 related to the new options granted during the nine months ended September 30, 2006 will be recognized over the remaining vesting period of approximately 3.75 years.

In addition, approximately twenty thousand dollars of compensation cost is reflected in administrative expense related to a stock option modification related to a previously vested option grant. The Board of Directors approved an amendment to the stock option plans to permit participants whose employment terminates to exercise any unexercised vested options within 90 days of the date their employment terminates.

The Company computed the estimated fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility was based on computed volatility from trading activity of TAL stock since its IPO date and volatilities of other similar companies. The Company derives an expected term for its options using an estimated option exercise date based on historical employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. For options granted during the nine months ended September 30, 2006, the following assumptions were utilized in computing the fair value of the options: expected volatility of 28%, expected term of 6.5 years, expected annual dividends of $0.80, and risk-free rates of 4.73% – 4.82%.

The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $4.88. Cash received from employee exercises of stock options for the nine months ended September 30, 2006 was approximately thirteen thousand dollars. TAL did not recognize any tax benefits associated with these exercises.

All previously granted options in 2005 and 2004 were fully vested as of December 30, 2005.

The following table illustrates the effect on net income and earnings per share had the fair value method of accounting been applied consistent with the requirements of SFAS No. 123 to the Company's stock compensation plans for the three and nine months ended September 30, 2005 (in thousands, except earnings per share):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net (loss) income applicable to common stockholders:
As reported	$(12,323)	$(10,781)
Add: Stock-based compensation expense included in reported net income	245	490
Deduct: Stock-based compensation expense determined under the fair value method	(245)	(490)
Pro forma net (loss) applicable to common stockholders	$(12,323)	$(10,781)
(Loss) earnings per common share:
As reported — Basic and Diluted	$(1.21)	$(1.06)
Pro forma — Basic and Diluted	$(1.21)	$(1.06)
Weighted average number of common shares outstanding
— Basic	10,204	10,186
— Diluted	10,204	10,186

Stock option activity under the Plans from January 1, 2006 to September 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2006	1,066,807	$10.33	9.4
Granted	21,000	$23.28
Exercised	(420,823)	$0.03		$9,521
Canceled	(1,500)
Outstanding September 30, 2006	665,484	$17.24	9.0	$2,642
Exercisable:
September 30, 2006	644,484	$17.04	9.0	$2,687

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

On April 12, 2006, the SPE issued two series of floating rate secured notes under its Asset Backed Securitization (‘‘ABS’’) program designed to reduce borrowing costs and enhance financing resources for the Company's equipment fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the ‘‘Series 2006-1 Notes’’ or ‘‘ABS Term Notes’’). The proceeds from this issuance, along with available cash, were used to repay the outstanding borrowings under the Asset Securitization Facility. A write-off of $2.4 million was recorded for certain deferred financing fees during the nine months ended September 30, 2006 associated with this re-financing. The Series 2006-1 Notes amortize in equal monthly installments and have a legal final maturity of April 2021. At September 30, 2006, the outstanding balance under the ABS Term Notes was $651.7 million. At September 30, 2006, the applicable interest rate, including the insurance premium, was LIBOR plus 0.48%. The weighted average interest rate on the ABS Term Notes for the period from the refinancing date to September 30, 2006 was 5.7%.

On April 12, 2006, the SPE entered into a floating rate revolving facility (the ‘‘Series 2005-1 Notes’’ or the ‘‘ABS Warehouse Facility’’) under the ABS program. The ABS Warehouse Facility provides up to $300.0 million of borrowing capacity to support future fleet expansion. The Series 2005-1 Notes have a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a legal final maturity of April 2023. At September 30, 2006, the outstanding balance under the ABS Warehouse Facility was $106.5 million. At September 30, 2006, the applicable commitment fee was 0.30%, including the insurance premium, and the applicable interest rate was LIBOR plus 0.74%, including the insurance premium. The weighted average interest rate on the ABS Warehouse Facility for the period from the refinancing date to September 30, 2006 was 6.0%.

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

Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $761.2 million at September 30, 2006. At September 30, 2006, the Company was in compliance with all of the various ABS program covenant requirements.

Revolving Credit Facilities

In connection with the Acquisition, the Company entered into an $875.0 million Senior Secured Credit Facility (‘‘SSCF’’). Upon the closing of the Asset Securitization Facility on August 1, 2005, the Company amended and restated the SSCF to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. Effective June 1, 2006, the Company further amended the SSCF to reduce the interest rate margin from LIBOR plus 2.125% to LIBOR plus 1.375% and to reduce the maximum aggregate commitments thereunder to $165.0 million. The final maturity date of this facility is August 1, 2008. The outstanding balance under the facility was $131.5 million at September 30, 2006 and $148.0 million at December 31, 2005.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values, as calculated in the credit agreement, of the Company’s eligible containers and eligible chassis, subject to certain adjustments. At September 30, 2006, the variable advance rate percentage was 85%, and is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. At September 30, 2006, the unused borrowing capacity was $33.5 million based on aggregate availability of $165.0 million. The Company’s eligible containers for the purposes of determining borrowing capacity under this facility does not include any containers transferred to the SPE. The SSCF is secured by a first priority lien on the Company’s eligible containers, eligible chassis, related leases and lease rights and a pledge of the equity interests of the SPE.

At September 30, 2006, the SSCF applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 1.375%. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the Company’s then effective borrowing capacity. The weighted average interest rate under this facility for the nine months ended September 30, 2006 was 6.8%. At September 30, 2006, the Company was compliant with all of the various covenant requirements under this facility.

Effective June 7, 2006, the Company entered into an additional revolving credit facility (the ‘‘Swing Line Facility’’) to support general working capital requirements. The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net book values of the containers and chassis not included in the SPE. The commitment under the Swing Line Facility is $10.0 million and there was no outstanding balance at September 30, 2006. At September 30, 2006, the applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 2.00%.

Finance Lease Facility

On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the ‘‘Finance Lease Facility’’). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The commitment under the Finance Lease Facility is $50.0 million. At September 30, 2006, the applicable commitment fee and interest rate is 0.30% and LIBOR plus 1.00%, respectively. The outstanding balance under the facility was $12.5 million at September 30, 2006. The weighted average interest rate on the Finance Lease Facility for the three months ended September 30, 2006 was 6.3%.

Capital Lease Obligations and Other Debt

The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases. The weighted average interest rate for these leases as of September 30, 2006 is 5.3%. The total lease obligation was $24.4 million as of September 30, 2006, and was $14.6 million as of December 31, 2005.

During June 2006, the Company entered into an interim agreement with a financial institution to provide funding for chassis equipment that will be included in a TRAC lease by the end of 2006. At September 30, 2006, the advances totaled $11.8 million and are classified as ‘‘Other Debt’’ on the consolidated balance sheet. The interest rate at September 30, 2006 was LIBOR plus 1.375% and the weighted average interest rate for the three months ended September 30, 2006 was 6.8%.

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

As of September 30, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount	Fixed Leg Interest Rate	Term
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$100.0 million	3.82%	7 years — amortizing
October 28, 2005	$100.0 million	4.82%	6 years — non-amortizing
October 28, 2005	$25.0 million	4.71%	2.75 years — non-amortizing
July 13, 2006	$50.0 million	5.52%	5 years — non-amortizing
July 19, 2006	$33.0 million	5.56%	11 years — amortizing

As of April 12, 2006, in conjunction with the ABS program described above, the Company de-designated all of its existing interest rate swap contracts. Previously, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. Therefore, during the designation period beginning November 1, 2005 through April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income (loss). Changes in the fair value of these interest rate swap contracts in periods before and after designation have been recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of September 30, 2006, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $6.0 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $2.4 million. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The net fair value of the interest rate swap contracts was $12.4 million at September 30, 2006, and $13.9 million at December 31, 2005. Fair value of $13.4 million as of September 30, 2006 and $13.9 million at December 31, 2005 are included in other assets in the consolidated balance sheets. Fair value of $1.0 million at September 30, 2006 is a liability and is included in accrued expenses in the consolidated balance sheets. In its consolidated statements of operations, the Company recognized a net unrealized loss of $12.2 million for the three months ended September 30, 2006, a net unrealized (gain) of $(7.6) million for the three months ended September 30, 2005, a net unrealized loss of $8.6 million for the nine months ended September 30, 2006, and a net unrealized (gain) of $(9.0) million for the nine months ended September 30, 2005, which predominantly represents the change in fair value of the interest rate swap contracts.

Note 5 — Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings per share	$4,450	$(12,323)	$27,275	$(10,781)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	33,001	10,204	32,927	10,186
Dilutive stock options	420	—	523	—
Weighted average shares for diluted earnings (loss) per share	33,421	10,204	33,450	10,186
Earnings (loss) per share:
Basic	$0.13	$(1.21)	$0.83	$(1.06)
Diluted	$0.13	$(1.21)	$0.82	$(1.06)

Options for 16,500 shares were considered to be anti-dilutive for the three and nine months ended September 30, 2006 and were therefore not included in the calculation of diluted earnings per share.

Note 6 — Related Party Transactions

The Company recognized $1.3 million for the three months ended September 30, 2005, and $4.6 million for the nine months ended September 30, 2005 of management fees and expenses relating to the management consulting agreements with certain of the Company’s stockholders. The management consulting agreements were terminated as of the effective date of the IPO, October 17, 2005.

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

Geographic Segment Information

The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues:
Domestic	$7,754	$7,866	$22,517	$23,474
Asia	36,028	36,790	105,203	106,918
Europe	27,665	31,682	82,774	95,314
Other International	5,228	4,741	14,842	13,438
Total	$76,675	$81,079	$225,336	$239,144

As substantially all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's containers are considered to be international.

Note 8 — Commitments and Contingencies

At September 30, 2006, commitments for capital expenditures totaled approximately $15.2 million, principally through the remainder of 2006.

Note 9 — Income Taxes

The consolidated income tax expense for the nine month periods ended September 30, 2006 and 2005 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2006 and 2005, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 10 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$4,450	$(5,755)	$27,275	$7,946
Other comprehensive income (loss):
Foreign currency translation adjustments	45	(2)	180	(45)
Unrealized (loss) gain on derivative instruments designated as cash flow hedges (net of taxes of $(243), $0, $2,162 and $0, respectively )	(433)	—	4,550	—
Total	$4,062	$(5,757)	$32,005	$7,901

The balance included in comprehensive income for cumulative translation adjustments as of September 30, 2006 and September 30, 2005 was $130 and $(28), respectively.

Note 11 — Subsequent Events

Fourth Quarter Dividend

The Company’s Board of Directors approved and declared a $0.25 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 8, 2006 to shareholders of record at the close of business on November 21, 2006.

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2006, our fleet consisted of 645,622 containers and chassis, including 72,257 containers under management for third parties, representing more than one million twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 12 countries and approximately 190 third party container depot facilities in 41 countries as of September 30, 2006. Our customers are among the world's largest shipping lines.

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

We lease three principal types of containers: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of September 30, 2006, dry, refrigerated, special containers and Trader represented approximately 86%, 5%, 7% and 1% of our fleet on a unit basis, respectively. Our chassis leasing business, which commenced in the fourth quarter of 2005, represented approximately 1% of our fleet on a unit basis as of September 30, 2006.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s). Certain reclassifications have been made to the accompanying prior period equipment fleet data to conform with the current year’s presentation.

	Equipment Fleet in Units
	September 30, 2006			December 31, 2005			September 30, 2005
	Owned *	Managed	Total	Owned *	Managed	Total	Owned *	Managed	Total
Dry	499,947	55,864	555,811	464,353	59,180	523,533	470,187	60,055	530,242
Refrigerated	34,300	1,251	35,551	34,006	1,625	35,631	34,322	1,648	35,970
Special	27,577	15,142	42,719	27,389	16,025	43,414	27,443	16,315	43,758
Chassis	6,079	—	6,079	1,210	—	1,210	—	—	—
Subtotal	567,903	72,257	640,160	526,958	76,830	603,788	531,952	78,018	609,970
Trader	5,462	—	5,462	10,123	—	10,123	14,386	—	14,386
Total	573,365	72,257	645,622	537,081	76,830	613,911	546,338	78,018	624,356

	Equipment Fleet in TEU’s
	September 30, 2006			December 31, 2005			September 30, 2005
	Owned *	Managed	Total	Owned *	Managed	Total	Owned *	Managed	Total
Dry	798,123	95,473	893,596	737,802	100,759	838,561	745,106	102,167	847,273
Refrigerated	61,682	1,898	63,580	60,674	2,394	63,068	61,019	2,435	63,454
Special	43,465	24,994	68,459	42,249	26,179	68,428	42,195	26,594	68,789
Chassis	10,608	—	10,608	2,270	—	2,270	—	—	—
Subtotal	913,878	122,365	1,036,243	842,995	129,332	972,327	848,320	131,196	979,516
Trader	7,698	—	7,698	15,968	—	15,968	22,985	—	22,985
Total	921,576	122,365	1,043,941	858,963	129,332	988,295	871,305	131,196	1,002,501

*	Includes units placed on finance lease contracts.

We lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific containers on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of containers during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the container for the duration of its useful life. As of September 30, 2006, approximately 93% of our containers were on-hire to customers, with approximately 58% of our containers on long-term leases, approximately 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 8% on finance leases. In addition, approximately 5% of our containers were available for lease and approximately 2% were available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	September 30, 2006	December 31, 2005	September 30, 2005
Long-term lease	58.0%	59.0%	59.2%
Service lease	26.8	25.6	26.7
Finance lease	7.7	4.6	4.3
Total leased	92.5	89.2	90.2
Existing units available for lease	3.3	5.1	4.5
New units available for lease	1.8	2.6	2.7
Available for sale	2.4	3.1	2.6
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. During the first quarter of 2006, seasonal factors and market conditions placed pressure on our profitability. Our operating profitability improved in the second and third quarters as we were able to benefit from an increase in container prices and an improvement in market conditions.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio. As of September 30, 2006, our owned fleet included 921,576 TEU, an increase of 7.3% from December 31, 2005. The increase in fleet size relative to the fourth quarter of 2005 was mainly due to the delivery of a large number of containers purchased in the first and second quarters of 2006. These container deliveries proved to be timely since they allowed us to capitalize on the strong leasing demand for dry containers that we experienced early in the second quarter and late in the third quarter. We expect the pace of container deliveries to slow in the fourth quarter since we ordered fewer containers in the third quarter due to price uncertainty and our expectation for reduced dry container demand after the end of the summer peak season.

Our September 30, 2006 owned container fleet size was 5.8% greater than our owned container fleet size as of September 30, 2005. Our fleet size decreased during the fourth quarter of 2005 due to a reduction in our trading equipment resale inventories and a reduction in our investment in new containers due to a temporary surplus of new containers in China.

Our average utilization was 91.0% in the third quarter of 2006, an increase of 1.2% from the second quarter of 2006. Ending utilization increased 1.6% from 90.9% as of June 30, 2006 to 92.5% as of September 30, 2006. We experienced strong demand for dry and special containers in the latter half of the third quarter, and we managed to increase our average utilization while also absorbing a net increase of over 20,000 TEU of containers in our fleet. Demand for refrigerated containers remained weak in the 2006 third quarter and the average utilization of our refrigerated containers decreased during the quarter. While the utilization of our refrigerated containers does not heavily influence our overall utilization, it has a disproportionate impact on our leasing revenue due to the much higher unit cost and lease rates of refrigerated containers.

Our average utilization in the third quarter of 2006 was 1.2% higher than it was in the third quarter of 2005, while our average utilization for the nine months ending September 30, 2006 was 0.9 % lower than our average utilization for the nine months ending September 30, 2005. In 2006, our utilization has increased on a quarterly basis due to the strong leasing demand for dry containers we experienced early in the second quarter and late in the third quarter of this year. During 2005, utilization was very high at the beginning of the year after the exceptional leasing market of 2004, but then decreased throughout the year due to a build-up of an excess inventory of new containers in China during the middle of the year.

The following table sets forth our average fleet utilization for the periods indicated below:

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	3 months	3 months	9 months	9 months
Average Utilization	91.0%	89.8%	90.0%	90.9%

Average lease rates for our dry container product line in the third quarter decreased by 1.6% from the average level of the second quarter despite the high new container prices that prevailed during the third quarter. The decrease in average dry container leasing rates was primarily caused by several large lease extension transactions completed during the second and third quarters. The profitability of our shipping line customers has come under pressure this year due to a large increase in vessel capacity and declining freight rates, and our customers are actively seeking ways to reduce operating expenses. In several cases, we have responded to our customers’ requests for lease rate reductions by renewing or extending lease agreements in return for lease rate savings, and in 2006 we have completed lease extension transactions that cover more than 10% of the dry containers and nearly 10% of the refrigerated containers in our fleet. While these lease extension transactions have reduced our current revenue, we expect they will have a positive impact on the net present value of our lease portfolio, particularly for our older containers, since they extend the revenue-earning life of the containers. The higher price of new containers has also not been heavily reflected in our average lease rates since most of the containers we supplied to our customers in the third quarter were placed on leases negotiated during the first quarter when container prices and market leasing rates were lower. New container prices began to decrease at the end of the third quarter, although they remain 15% to 20% higher than they were at the beginning of the year.

Average lease rates for refrigerated containers in the third quarter decreased by 4.8% from the average level in the second quarter mainly due to a large lease extension transaction completed at the beginning of the third quarter. Average rental rates for special containers decreased by 1.1% during the third quarter.

During the third quarter of 2006, the percentage of our units on finance leases increased to 7.7% compared to 4.3% as of September 30, 2005. Finance lease revenue increased from $1.9 million to $3.4 million for the three months ended September 30, 2006 as compared to the prior year period. Additionally, finance lease revenue increased from $3.4 million to $8.5 million for the nine months ended September 30, 2006 as compared to the prior year period. However, the increase in the portion of our units on finance leases resulted in a reduction in our overall leasing revenue, since under a finance lease we recognize interest income as revenue, whereas under an operating lease we recognize the entire monthly billing as revenue.

During the third quarter of 2006, we recognized a $(1.9) million (gain) on the sale of our used containers compared to a $(1.1) million (gain) in the second quarter of 2006 and a $(1.2) million (gain) in the third quarter of 2005. The improvement compared to the second quarter of 2006 mainly resulted from higher sales volumes which reduced the number of containers in the assets held for sale category and allowed us to realize unrecognized gains on the units previously held for sale. The portion of our container fleet identified as for sale decreased from 3.3% as of June 30, 2006 to 2.4% as of September 30, 2006. The increase in gain relative to the third quarter of 2005 mainly resulted from higher volume of units sold, and placement of certain existing equipment on finance leases.

Our direct operating expenses decreased by $1.1 million in the third quarter of 2006 from the second quarter of 2006 mainly due to lower positioning and storage costs. Our direct operating expenses for the third quarter of 2006 were also slightly less than our direct operating expenses in the third quarter of 2005.

Our ownership expenses, principally depreciation and interest expense increased by $1.4 million in the third quarter of 2006 from the second quarter, mainly due to the increase in the size of our owned container fleet. However, our ownership expenses were much lower in the third quarter of 2006 than they were for the third quarter of 2005. The decrease in depreciation expense in 2006 resulted from the termination of depreciation charges for containers that reached the end of their accounting useful life at the end of 2005 but remain in our fleet. The significant reduction in interest expense in the third quarter of 2006 compared to the level we experienced in 2005 was due to the benefits of our securitization as well as the large reduction in the amount of outstanding debt and interest rates that we achieved as a result of our initial public offering in the fourth quarter of last year.

On July 31, 2006, we entered into a credit facility to support the growth of our finance lease business (the ‘‘Finance Lease Facility’’). Our borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments.

On September 26, 2006, we paid a quarterly dividend of $0.20 per share or an aggregate of approximately $6.6 million on our issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on September 12, 2006. In addition, the Company repurchased 136,250 shares of its outstanding common stock in the open market during the quarter ended September 30, 2006 at a total cost of approximately $2.9 million.

Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2006 and 2005 in dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$67,827	88.5%	$71,001	87.6%	$201,523	89.4%	$215,084	89.9%
Equipment trading revenue	6,897	9.0	7,774	9.6	17,673	7.8	17,173	7.2
Management fee income	1,538	2.0	1,566	1.9	4,687	2.1	4,978	2.1
Other revenues	413	0.5	738	0.9	1,453	0.7	1,909	0.8
Total revenues	76,675	100.0	81,079	100.0	225,336	100.0	239,144	100.0
Equipment trading expenses	5,606	7.3	6,026	7.4	14,545	6.5	13,257	5.6
Direct operating expenses	6,311	8.2	6,410	7.9	19,734	8.8	20,707	8.7
Administrative expenses	9,350	12.2	9,411	11.6	28,009	12.4	28,362	11.9
Depreciation and amortization	26,590	34.7	29,418	36.3	77,782	34.5	88,076	36.8
(Reversal) provision for doubtful accounts.	(58)	(0.1)	528	0.7	(500)	(0.2)	567	0.2
Net (gain) on sale of leasing equipment	(1,883)	(2.5)	(1,178)	(1.5)	(2,859)	(1.3)	(8,133)	(3.4)
Write-off of deferred financing costs	—	—	24,313	30.0	2,367	1.0	24,313	10.2
Interest and debt expense	11,686	15.3	21,239	26.2	35,266	15.7	63,849	26.7
Unrealized loss (gain) on interest rate swaps	12,174	15.9	(7,589)	(9.4)	8,584	3.8	(8,975)	(3.8)
Management fees	—	—	1,346	1.7	—	—	4,598	1.9
Total expenses	69,776	91.0	89,924	110.9	182,928	81.2	226,621	94.8
Income (loss) before income taxes	6,899	9.0	(8,845)	(10.9)	42,408	18.8	12,523	5.2
Income tax expense (benefit)	2,449	3.2	(3,090)	(3.8)	15,133	6.7	4,577	1.9
Net income (loss)	$4,450	5.8%	$(5,755)	(7.1)%	$27,275	12.1%	$7,946	3.3%

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005.

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

	Three Months Ended September 30,
	2006	2005
Leasing revenues:
Per diem revenue	$57,857	$61,848
Finance lease revenue	3,399	1,934
Fee and ancillary lease revenue	6,571	7,219
Total leasing revenues	$67,827	$71,001

Total leasing revenues were $67.8 million for the three months ended September 30, 2006, compared to $71.0 million for the three months ended September 30, 2005, a decrease of $3.2 million, or 4.5%. The decrease primarily resulted from lower per diem rates for dry and refrigerated containers, and decreased utilization of refrigerated containers, partially offset by an increase in finance lease revenue and an increase in dry container utilization.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Three Months Ended September 30,
	2006	2005
Equipment trading revenues	$6,897	$7,774
Equipment trading expenses	(5,606)	(6,026)
Net equipment trading margin	$1,291	$1,748

The net equipment trading margin decreased $0.5 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year, which generally increased the value of our trading inventory during the period the containers were held.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended September 30, 2006, direct operating costs decreased by $0.1 million compared to the same period of 2005, mainly due to a decrease in repair costs of $0.5 million and positioning costs of $0.5 million. These decreases were partially offset by higher surveying and inspection costs incurred on the acceptance of new units.

Depreciation and amortization.    Depreciation and amortization was $26.6 million for the three months ended September 30, 2006, compared to $29.4 million for the three months ended September 30, 2005, a decrease of $2.8 million or 9.5%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005. In addition, a larger portion of our fleet was placed on finance leases in 2006, which are not subject to depreciation.

(Reversal) provision for doubtful accounts.    There was a (reversal) for doubtful accounts for $(0.1) million for the three months ended September 30, 2006, compared to a provision of $0.5 million for the three months ended September 30, 2005.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(1.9) million for the three months ended September 30, 2006, compared to a (gain) of $(1.2) million for the three months ended September 30, 2005, an increase of $0.7 million. Results in 2006 were impacted by higher volume of units sold and gains related to the placement of certain existing equipment on finance leases.

Write-off of deferred financing costs.    Write-off of deferred financing costs was zero for the three months ended September 30, 2006, compared to $24.3 million for the three months ended September 30, 2005. The prior year write-off was the result of the refinancing of the Company’s senior secured credit facility in August 2005.

Interest and debt expense.    Interest and debt expense was $11.7 million for the three months ended September 30, 2006, compared to $21.2 million for the three months ended September 30, 2005, a decrease of $9.5 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, which decreased our debt level and effective interest rate.

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $12.2 million for the three months ended September 30, 2006, compared to an unrealized (gain) of $(7.6) million for the three months ended September 30, 2005. The fair market value of the swap contracts decreased to approximately $12.4 million in the third quarter of 2006 due to a decrease in interest rates. The $(7.6) million unrealized (gain) incurred in the three months ended September 30, 2005 represented an increase in the fair value of the interest rate swap contracts due to an increase in interest rates from the second quarter of 2005.

Management fees.    Management fees were zero for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005. Management fees of $1.3 million for the period ended September 30, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense (benefit).    Income tax expense was $2.4 million for the three months ended September 30, 2006, compared to an income tax (benefit) of $(3.1) million for the three months ended September 30, 2005, and the effective tax rates were 35.5% for the three months ended September 30, 2006 and 34.9% for the three months ended September 30, 2005.

We do not expect to pay any significant U.S. federal or state or local income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005.

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

	Nine Months Ended September 30,
	2006	2005
Leasing revenues:
Per diem revenue	$170,952	$189,076
Finance lease revenue	8,516	3,356
Fee and ancillary lease revenue	22,055	22,652
Total leasing revenues	$201,523	$215,084

Total leasing revenues were $201.5 million for the nine months ended September 30, 2006, compared to $215.1 million for the nine months ended September 30, 2005, a decrease of $13.6 million, or 6.3%. The decrease primarily resulted from lower utilization and lower per diem rates for dry and refrigerated containers, partially offset by an increase in finance lease revenue due to an increase in the finance lease portfolio.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Nine Months Ended September 30,
	2006	2005
Equipment trading revenues	$17,673	$17,173
Equipment trading expenses	(14,545)	(13,257)
Net equipment trading margin	$3,128	$3,916

The net equipment trading margin decreased $0.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year, which generally increased the value of our trading inventory during the period the containers were held.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the nine months ended September 30, 2006, direct operating expenses were $19.7 million, compared to $20.7 million for the nine months ended September 30, 2005, a decrease of 4.8%. Positioning costs decreased by $1.0 million and repair costs decreased by $2.7 million in the nine months ended September 30, 2006 compared to the same period of 2005. These decreases were partially offset by an increase in handling and storage costs of $2.3 million.

Depreciation and amortization.    Depreciation and amortization was $77.8 million for the nine months ended September 30, 2006, compared to $88.1 million for the nine months ended September 30, 2005, a decrease of $10.3 million or 11.7%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005. In addition, a larger portion of our fleet was placed on finance leases in 2006, which are not subject to depreciation.

(Reversal) provision for doubtful accounts.    There was a (reversal) for doubtful accounts for $(0.5) million for the nine months ended September 30, 2006, compared to a provision of $0.6 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(2.9) million for the nine months ended September 30, 2006, compared to a (gain) of $(8.1) million for the nine months ended September 30, 2005, a decrease of $5.2 million. The (gain) recorded in 2005 included a $(2.9) million benefit from the sale of on-hire containers to one of our customers and a sale of equipment to an investor as part of our managed equipment program. In addition, results in 2005 were supported by very strong selling prices for used containers.

Write-off of deferred financing costs.    Write-off of deferred financing costs was $2.4 million for the nine months ended September 30, 2006, compared to $24.3 million for the nine months ended September 30, 2005. The current year write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006. The prior year write-off was the result of the refinancing of the Company’s senior secured credit facility in August 2005.

Interest and debt expense.    Interest and debt expense was $35.3 million for the nine months ended September 30, 2006, compared to $63.8 million for the nine months ended September 30, 2005, a decrease of $28.5 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, which decreased our debt level and effective interest rate.

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $8.6 million for the nine months ended September 30, 2006, compared to an unrealized (gain) of $(9.0) million for the nine months ended September 30, 2005. The fair market value of the swap contracts decreased to approximately $12.4 million as of September 30, 2006 due to a decrease in interest rates over the last nine months of 2006. The $(9.0) million unrealized (gain) incurred in the nine months ended September 30, 2005 represented an increase in the fair value of the interest rate swap contracts due to an increase in expected interest rates from the beginning of 2005.

Management fees.    Management fees were zero for the nine months ended September 30, 2006, compared to $4.6 million for the nine months ended September 30, 2005. Management fees of

$4.6 million for the period ended September 30, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense.    Income tax expense was $15.1 million for the nine months ended September 30, 2006, compared to income tax expense of $4.6 million for the nine months ended September 30, 2005, and the effective tax rates were 35.7% for the nine months ended September 30, 2006 and 36.5% for the nine months ended September 30, 2005.

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

At September 30, 2006, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Commitment Level
ABS Term Notes	$651.7	$651.7
ABS Warehouse Facility	106.5	300.0
Revolving Credit Facility	131.5	165.0
Finance Lease Facility	12.5	50.0
Swing Line Facility	—	10.0
Other Debt	11.8	11.8
Capital Lease Obligations	24.4	24.4
Total Debt	$938.4	$1,212.9

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

ABS Term Notes

On April 12, 2006, we issued our $680.0 million floating rate secured notes (‘‘ABS Term Notes’’). The proceeds from the issuance were used to repay outstanding borrowings under our asset securitization facility. The ABS Term Notes amortize in equal monthly installments and have a legal final maturity of April 2021.

ABS Warehouse Facility

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

Finance Lease Facility

On July 31, 2006, the Company entered into a credit facility to support the growth of our finance lease business (the ‘‘Finance Lease Facility’’). The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The Finance Lease Facility is secured by the finance lease receivables associated with certain containers and chassis not included in the SPE.

Capital Lease Obligations and Other Debt

The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases.

During June 2006, the Company entered into an interim agreement with a financial institution to provide funding for chassis equipment that is intended to be included in a TRAC lease.

The Company is subject to various covenant requirements under its debt facilities. At September 30, 2006, the Company was in compliance with all covenants.

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the quarter ended September 30, 2006 at a total cost of approximately $2.9 million.

Dividends Paid

On September 26, 2006, the Company paid a quarterly dividend of $0.20 per share or an aggregate of approximately $6.6 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on September 12, 2006.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$154,422	$133,187
Net cash provided by (used in) investing activities:
Purchases of leasing equipment	$(189,794)	$(132,235)
Investment in finance leases	(39,895)	(42,110)
Proceeds from sale of equipment	42,999	77,213
Cash collections on financing leases, net of unearned income	10,446	4,181
Other	180	—
Net cash (used in) investing activities	$(176,064)	$(92,951)
Net cash provided by (used in) financing activities	$26,821	$(13,794)

Operating Activities

Net cash provided by operating activities increased by $21.2 million to $154.4 million in the nine months ended September 30, 2006, compared to $133.2 million in the nine months ended September 30, 2005 primarily due to an increase in net income.

Investing Activities

Net cash used in investing activities was $176.1 million in the nine months ended September 30, 2006, as compared to $93.0 million in the nine months ended September 30, 2005. Capital expenditures were $229.7 million, including investments in finance leases of $39.9 million, in the nine months ended September 30, 2006, compared to $174.3 million, including investments in finance leases of $42.1 million, in the nine months ended September 30, 2005. Capital expenditures increased by $55.4 million primarily due to an increase in the number of units purchased, as well as higher per unit costs. Sales proceeds from the disposal of equipment decreased $34.2 million to $43.0 million in the nine months ended September 30, 2006, compared to $77.2 million in the nine months ended September 30, 2005. Included in sales proceeds in the first nine months of 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining decrease in sales proceeds is primarily due to a decrease in equipment selling prices. Cash collections on financing leases, net of unearned income increased by $6.2 million to $10.4 million for the nine months ended September 30, 2006, compared to $4.2 million for the nine months ended September 30, 2005 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $26.8 million for the nine months ended September 30, 2006, compared to net cash used in financing activities of $13.8 million for the nine months ended September 30, 2005. On April 12, 2006, we issued secured term notes under our ABS program and used the proceeds to pay off the outstanding balance on our Asset Securitization Facility. In addition, during the nine months ended September 30, 2006, we increased borrowings under our ABS Warehouse Facility and finance lease facility, the proceeds of which were primarily used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facilities. In addition, cash was used during the third quarter 2006 to purchase treasury shares and pay dividends on our common stock outstanding. In the nine months ended September 30, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility.

Contractual Obligations

We are party to various operating and capital leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2006:

	Contractual Obligations by Twelve Month Period Ending September 30,
	(dollars in millions)
Contractual Obligations:	Total	2007	2008	2009	2010	2011 and thereafter
Total debt obligations(1):	$1,139.1	$126.4	$248.1	$112.2	$108.8	$543.6
Capital lease obligations	33.2	2.9	4.1	2.2	2.5	21.5
Operating leases (mainly facilities)	5.3	1.6	1.2	1.2	1.3	—
Equipment purchase obligations	15.2	15.2	—	—	—	—
Total contractual obligations	$1,192.8	$146.1	$253.4	$115.6	$112.6	$565.1

(1)	Amounts include actual and estimated interest for floating-rate debt based on September 30, 2006 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Finance Leases with Customers

We enter into finance leases as lessor for container equipment that we own. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recognized as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and may include a bargain purchase option to purchase the equipment at the end of the lease term.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

As of September 30, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount	Fixed Leg Interest Rate	Term
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$200.0 million	3.82%	7 years — amortizing
December 14, 2004	$100.0 million	3.82%	7 years — amortizing
October 28, 2005	$100.0 million	4.82%	6 years — non-amortizing
October 28, 2005	$25.0 million	4.71%	2.75 years — non-amortizing
July 13, 2006	$50.0 million	5.52%	5 years — non-amortizing
July 19, 2006	$33.0 million	5.56%	11 years — amortizing

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

While we utilize interest rate swap contracts to manage the market risk associated with fluctuations in interest rates on a large portion of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during the three months ended September 30, 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $0.8 million for the three months ended September 30, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

For the nine months ended September 30, 2006, our five largest customers accounted for approximately 46% of our leasing revenues, with our largest customer accounting for approximately 18% of our leasing revenues. As of September 30, 2006, approximately 78% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary for receivables on our operating lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a complete listing of our risk factors, refer to our 2005 Form 10-K filed with the Securities and Exchange Commission on March 20, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

The following table provides information relating to the Company’s repurchase of common stock for the quarter ended September 30, 2006:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan(1)
July 1 – July 31, 2006	—	—	—	1,500,000
August 1 – August 31, 2006	118,550	$20.95	118,550	1,381,450
September 1 – September 30, 2006	17,700	$21.36	17,700	1,363,750
Total	136,250		136,250

(1)	In March 2006, the Board of Directors of the Company authorized a stock buyback program for the repurchase of up to 1,500,000 shares of our common stock. As of September 30, 2006, 1,363,750 shares may yet be purchased under the stock buyback program.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
November 9, 2006
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)