Form 10-K
period 2006-12-31
TAL International Group, Inc.
filed 2007-03-13
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006
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
(914) 251-9000
(Registrant’s telephone number including area code)

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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 32,949,521 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2006) was approximately $218,434,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2006 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, there were 33,257,723 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on May 1, 2007, are incorporated by reference into Part III hereof.

TAL International Group, Inc.
2006 Annual Report on Form 10-K

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

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

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

Also, copies of the Company’s annual report and Code of Ethics will be made available, free of charge, upon written request.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: TAL®, Tradex®, Trader® and Greyslot®.

PART I

ITEM 1.    BUSINESS

Our Company

We were formed in 1963 and are one of the world’s largest and oldest lessors of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers domestically.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal equipment. As of December 31, 2006, our fleet consisted of 639,787 containers and chassis, including 70,488 containers under management for third parties, representing approximately 1,037,000 twenty-foot equivalent units (TEU). We also believe that we are the world’s largest seller of used containers. We have an extensive global presence, offering leasing services through 19 offices in 11 countries and 184 third party container depot facilities in 37 countries as of December 31, 2006. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We primarily lease four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis, which are used for the transportation of containers domestically via rail and roads. As of December 31, 2006, dry, refrigerated and special containers represented approximately 87%, 5% and 7% of our fleet on a unit basis, respectively. Our chassis leasing business, which we re-entered in the fourth quarter of 2005, represented approximately 1% of our fleet on a unit basis as of December 31, 2006. For each of the fiscal years 2006, 2005 and 2004, dry, refrigerated and special containers represented approximately 60%, 30% and 10 % of our leasing revenues, respectively. Our chassis leasing revenue is less than 1% of our total revenue during these years.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific equipment on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of equipment during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments’ contents and handling and return the equipment to specified drop-off locations. As of December 31, 2006, 93% of our equipment was on-hire to customers, with 58% of our equipment on long-term leases, 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments and 8% on finance leases. As of December 31, 2006, our long-term leases had an average remaining lease term of 33 months. In addition, 5% of our equipment was available for lease and 2% was available for sale.

In December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers, tractors, trailers and related equipment. We believe that the financing of such equipment is a natural extension of our equipment leasing business.

We believe that we are the world’s largest seller of used containers, having sold over 50,000 used containers in each of the last five years on behalf of ourselves and third parties. We manage our own container disposals, act as the disposal agent for a number of our shipping line customers and buy and sell used containers on an opportunistic basis.

Our total revenues primarily consist of leasing revenues derived from the lease of our owned equipment and, to a lesser extent, fees received for managing equipment owned by third parties and equipment trading revenue. The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs, which primarily consist of depreciation and amortization, interest expense, direct operating expenses and administrative expenses. We seek to exceed a targeted return on our investment over the life cycle of our equipment by managing equipment utilization, per diem lease rates, drop-off restrictions and the used equipment sale process.

History

TAL International Group, Inc. (‘‘TAL’’ or ‘‘the Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 when it acquired all of the outstanding capital stock of TAL International Container Corporation (‘‘TAL International Corporation’’ or ‘‘TALI’’) and Trans Ocean Ltd. (‘‘Trans Ocean’’ or ‘‘TOL’’) from TA Leasing Holding Co., Inc. (‘‘the Acquisition’’). Prior to the consummation of the Acquisition, TAL International Corporation and Trans Ocean were subsidiaries of an international insurance and finance company and provided long-term leases, service leases and finance leases, maritime equipment management services and subsequent sale of multiple types of intermodal equipment through a worldwide network of offices, third party depots and other facilities.

Industry Overview

According to Drewry Shipping Consultants Limited, as of December 2006, the container shipping industry was an approximately $190.7 billion industry, as measured by the annual gross revenues of shipping lines. Containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies (‘‘Clarkson’’), worldwide containerized cargo volume grew in every year from 1980 through 2005, attaining a compound annual growth rate (‘‘CAGR’’) of 11.3 % during that period. Furthermore, as of January 2007, Clarkson projected that loaded container liftings, which is a measure of volume in the industry, will increase by 10.7% in 2006 and 9.6 % in 2007. We believe that this projected growth is due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns, the continued conversion of cargo from bulk shipping into containers and the growing liberalization and integration of world trade.

According to Containerisation International, container lessors’ ownership was approximately 9.5 million TEU or 42.7% of the total worldwide container fleet of 22.3 million TEU as of mid-2006. The percentage of owned versus leased containers utilized by shipping lines has ranged from approximately 42% to 47% over the last decade according to Containerisation International. In general, leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements at a port-by-port level, the availability of containers for lease significantly reduces a shipping line’s need to purchase and maintain larger container inventory buffers. In addition, the flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset-intensive business.

Leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices, because lease agreements can only be re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Operations

Fleet Overview

As of December 31, 2006, we operated approximately 1,037,000 TEU of intermodal containers and chassis. Our fleet consists of four types of equipment: dry containers, refrigerated containers, special containers and chassis. The equipment that we lease is either owned outright by us, or owned by third-parties and managed by us. The table below summarizes the composition of our fleet by the type of unit:

	Drys	Refrigerated	Specials	Chassis	Total
Owned	500,638	34,440	27,608	6,613	569,299
Managed	54,675	1,048	14,765	—	70,488
Total fleet	555,313	35,488	42,373	6,613	639,787
% of Fleet owned	90.2%	97.1%	65.2%	100.0%	89.0%

We operate our business through 19 worldwide offices located in 11 different countries as of December 31, 2006. Our operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York.

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

Our container fleet consists of three types of containers:

•	Dry Containers. A dry container is essentially a steel-constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8½ or 9½ feet tall. Dry containers are the least-expensive type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel. As of December 31, 2006, our fleet included 555,313 dry containers, which accounted for 87% of our total fleet.

•	Refrigerated Containers. Refrigerated containers include an integrated cooling machine and an insulated container, come in lengths of 20 or 40 feet, and are 8 feet wide, and either 8½ or 9½ feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce. As of December 31, 2006, our fleet included 35,488 refrigerated containers, which accounted for 5% of our total fleet.

•	Special Containers. Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift into a standard container. As of December 31, 2006, our fleet included 42,373 special containers, which accounted for 7% of our total fleet.

Our Chassis

An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting a container domestically. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States. As of December 31, 2006, our fleet included 6,613 chassis, which accounted for approximately 1% of our total fleet.

Our Port Equipment

In December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers, tractors, trailers and related equipment. We believe that the financing of such equipment is a natural extension of our equipment leasing business.

Our Leases

Most of our revenues are derived from leasing our equipment fleet to our core shipping line customers. The vast majority of our leases are structured as operating leases, though we also provide customers with finance leases. Regardless of lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, drop-off restrictions and the used equipment sale process.

Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•	Operating Flexibility. The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps the shipping lines manage this uncertainty and minimize the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.

•	Fleet Size Flexibility. Container and chassis leases allow shipping lines to adjust the size of their fleets as their trade volumes change due to seasonality, market changes or changes in company strategies.

•	Alternative Source of Financing. Container and chassis leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the rapid growth of the asset-intensive container shipping industry.

Operating Leases.    Operating leases are structured to allow customers flexibility to pick-up equipment on short notice and to drop-off equipment prior to the end of its useful life. Because of this flexibility, most of our containers and chassis will go through several pick-up and drop-off cycles. Our operating lease contracts specify a per diem rate for equipment on-hire, where and when such equipment can be returned, how the customer will be charged for damage and the charge for lost or destroyed equipment, among other things.

We categorize our operating leases as either long-term leases or service leases. Long-term lease terms typically range from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain all units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2006, 58% of our containers and chassis were on-hire under long-term leases. As of December 31, 2006, our long-term leases had an average remaining duration of 33 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

Some of our long-term leases give our customers Early Termination Options (‘‘ETOs’’). If exercised, ETOs allow customers to return equipment prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically rarely been exercised.

Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases range from twelve months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2006, 27% of our containers and chassis were on-hire under service leases and this equipment has been on-hire for an average of 38 months.

Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment (usually new equipment), generally require the customer to keep the equipment on-hire for its remaining useful life, and provide the customer with a purchase option at the end of the lease term. As of December 31, 2006, approximately 8% of our containers and chassis were on-hire under finance leases.

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

Our master lease agreements generally require the lessees to pay rentals, depot charges, taxes and other charges when due, to maintain the equipment in good condition and repair, to return the equipment in good condition in accordance with the return condition set forth in the master lease agreement, to use the equipment in compliance with all laws, and to pay us for the value of the equipment as determined by us if the equipment is lost or destroyed. The default clause gives us certain legal remedies in the event that the lessee is in breach of the lease.

The master lease agreements contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee’s use, operation, possession or lease of the equipment. Lessees are generally required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own off-hire physical damage insurance to cover our equipment when it is not on-hire to lessees and third-party liability insurance for both on-hire and off-hire equipment. Nevertheless, such insurance or indemnities may not fully protect us against damages arising from the use of our containers.

Re-leasing, Logistics Management, Depot Management and Used Equipment Sales.    We believe that managing the period after our equipments’ first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

Re-Leasing.    Since our operating leases allow customers to return containers and chassis, we typically are required to place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, to maintain high utilization of older equipment, leasing companies benefit from having a large number of customers and maintaining a high level of operating contact with these customers. In addition, the utilization of older containers and chassis is highly influenced by the worldwide supply and demand balance of equipment at a particular time.

Logistics Management.    Since the Asian financial crisis in the late 1990’s, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. For several years after the Asian financial crisis, the return of large numbers of containers to North America and Europe reduced utilization for TAL and the rest of the leasing industry and significantly increased container positioning costs as leasing companies were forced to ship empty containers back to high container demand areas in Asia.

In the aftermath of the Asian financial crisis, we embarked on a program to reduce logistical and utilization risk by increasing the percentage of our containers on long-term lease or finance lease and restricting the ability of our customers to return containers outside of Asian demand locations. From December 31, 2000 to December 31, 2006, the portion of our containers on long-term lease and finance leases increased from 48% to 66%, the annual number of dry containers returned in North America and Europe from service leases fell by 72%, and our empty container positioning cost fell by 90%.

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

Depot Management.    As of December 31, 2006, we manage our equipment fleet through 184 third-party owned and operated depot facilities located in 37 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also periodically visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of equipment and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable equipment. The agreements require the depots to maintain insurance against equipment loss or damage and we carry insurance to cover the risk that the depot’s insurance proves insufficient.

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

Our leases are generally structured so that the lessee is responsible for the customer damage portion of the repair costs, and customers are billed for damages at the time the equipment is returned. We sometimes offer our customers a repair service program whereby we usually, for an additional payment by the lessee (in the form of a higher per-diem rate or a flat fee at off-hire), assume financial responsibility for all or a portion of the cost of repairs upon return of the equipment (but not of total loss of the equipment), up to a pre-negotiated amount.

Used Equipment Sales.    Our in-house used equipment sales group, Trader, has a worldwide team of specialists that manage the sale process for our used containers and chassis. Trader also manages the used equipment sale process for a number of our customers and buys and sells used containers and chassis opportunistically. Trader has sold over 50,000 used containers in each of the last five years on behalf of us and third parties, and we believe that we are the world’s largest seller of used containers. The sale age of our used containers averages between 12 and 14 years. Trader generally sells to domestic storage companies, freight forwarders (who often use the containers for one-way trips into less developed countries) and other purchasers of used containers.

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

Management Services

A portion of our container fleet is managed for third-party owners. We receive management fees that are a percentage of net revenues. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling or disposing containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed floor amount. Typically the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

Environmental

We may be subject to environmental liability in connection with our current or historical operations that could adversely affect our business and financial prospects despite insurance coverage, terms of leases and other arrangements for use of the containers that place the responsibility for environmental liability on the end user. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. We have not yet experienced any such claims. Liability insurance policies, including ours, usually exclude claims for environmental damage. Our lessees may, but we do not require them to, have separate insurance coverage for environmental damage. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

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

The vast majority of our refrigerated containers currently use R134A refrigerant. While R134A does not contain CFC’s, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. The European Union regulations do not restrict the use of R134A in refrigerated containers or trailers, though we are continuing to monitor regulatory developments.

Credit Controls

We monitor our customers’ performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provide current information about our customers’ market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that is to be supplied.

Currency

The vast majority of our revenues and expenses are denominated in U.S. dollars, and we typically do not engage in currency hedging. However, our operations and used equipment sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values.

Marketing and Customer Service

Our global sales and customer service force is responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers’ operating needs and ensures that we are aware of our customers’ potential equipment shortages and that they are aware of our available equipment inventories.

Customers

We believe that we have strong, long standing relationships with our largest customers, most of whom we have had a relationship with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 78% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. Our five largest customers accounted for approximately 47% of our 2006 leasing revenues. Our largest customer is APL-NOL, which accounted for approximately 18% of our leasing revenues in both 2006 and 2005. No other customer exceeded 10% of our leasing revenues in 2006 or 2005. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

Systems and Information Technology

We have a proprietary, fully integrated fleet management system. The system tracks all of our equipment individually by unit number, provides design specifications for the equipment, tracks on-hire and off-hire transactions, matches each on-hire unit to a lease contract and each off-hire unit to a depot contract, maintains the major terms for each lease contract, tracks accumulated depreciation, calculates the monthly bill for each customer and tracks and bills for equipment repairs. Our system is EDI capable, which means it can receive and process equipment activity transactions electronically.

In addition, our system allows our business partners to conduct business with us through the Internet. It allows customers to check our equipment inventories, review design specifications, request clearances for returning equipment (the system will issue the clearance electronically if the return to the specified location is currently allowed by the contract covering the equipment), request bookings for equipment pick-ups and review and approve repair bills.

Suppliers

We have long relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are two large manufacturers of dry and special containers and three large manufacturers of refrigerated containers. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

We compete with approximately 10 other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for the shipping lines that are our customers to utilize several leasing companies to meet their equipment needs.

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

While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships, maintain close day-to-day coordination with customers’ operating staffs and have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Employees

As of December 31, 2006, we employed 189 people, in 19 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Industry

Container leasing demand is affected by numerous market factors as well as external political and economic events and a decrease in the volume of world trade and other operating factors may adversely affect our container leasing business.

Demand for containers depends largely on the rate of world trade and economic growth. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, such as those that occurred in 2001 and 2002, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. Thus, a decrease in the volume of world trade may adversely affect our container utilization and lease rates and lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and positioning) and reduced financial performance. In the late 1990’s, the economic downturn in Asia, lower prices for new containers and the consolidation of shipping lines adversely affected the container leasing business. These events may re-occur.

Other general factors affecting demand for leased containers, container utilization and per diem rental rates include the available supply and prices of new and used containers, including the market acceptance of new container types and overbuying by competitors and customers, changes in the operating efficiency of customers, economic conditions and competitive pressures in the shipping industry, including fluctuations in ship charter and freight rates, containership fleet overcapacity or undercapacity, consolidation or withdrawal of individual customers in that industry, shifting trends and patterns of cargo traffic, acts of God such as droughts, storms, or other natural disasters, flu or other pandemics that result in economic disruptions that may disrupt or interfere with trade. The availability and terms of equipment financing, fluctuations in interest rates and foreign currency values, import/export tariffs and restrictions, customs procedures, foreign exchange controls and other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control. Any of the aforementioned external factors may have a material adverse affect on our business. For example, in 2005 the inventory of new containers held at container factories by leasing companies and shipping lines increased substantially despite continued growth in the volume of world trade. We believe that this container inventory build-up was mainly caused by our customers achieving improved container operating efficiency in 2005 due to an unexpected reduction in port and rail congestion relative to the significant congestion problems that were experienced in 2004. The build-up of container inventories in Asia by our customers reduced our volume of leasing transactions in 2005 and caused our container utilization to decrease. Additionally, as a result of the build-up of inventories of new equipment, we reduced our container orders for the third and fourth quarters of 2005.

Equipment prices and lease rates may decrease.

Lease rates depend on the type and length of the lease, the type, age and location of the equipment, competition, and other factors more fully discussed herein. Container lease rates also move with the fluctuations in prices for new containers. Because steel is the major component used in the construction of new containers, the price for new containers, as well as prevailing container lease rates, are both highly correlated with the price of steel. For example, new container prices and lease rates decreased in the late 1990’s, because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas with lower labor costs in mainland China. Container prices and market leasing rates increased by over 40% from the middle of 2003 to the middle of 2005 primarily due to an increase in the price of steel in China, while during the second half of 2005 container prices and market leasing rates decreased significantly primarily due to reductions in the cost of steel in China. Container prices and market lease rates for new containers increased in the second quarter of 2006 though they remain subject to further volatility. In addition, despite the increase in container prices and market leasing rates in the second quarter of 2006, our average leasing rates decreased throughout the year. The decrease in average leasing rates was mainly the result of lease renegotiations in which we offered several customers reduced lease rates in return for extensions of leases covering our older containers.

Leasing rates can also be negatively impacted by the entrance of new leasing companies, overproduction of new containers by factories and over-buying by shipping lines and leasing competitors. For example, during 2001 and again in the second quarter of 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and shipping lines, led to decreasing utilization rates and more aggressive lease pricing from some of our competitors. In the event that the container shipping industry were to be characterized by over-capacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and lease rates can be expected to decrease, thereby adversely affecting the revenues generated by our container leasing business.

A number of new leasing companies have been started during the last several years, reflecting the high global availability of debt and equity capital. Since they typically cannot compete on service capability, new leasing companies typically seek to gain share by offering low leasing rates, and in 2005 and 2006 market leasing rates were negatively impacted by aggressive pricing from recent entrants.

Sustained Asian economic instability could reduce demand for leasing.

A number of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur in the future, they could adversely affect these customers and lead to a reduced demand for leasing of our containers or otherwise adversely affect us.

Our customers may decide to lease fewer containers.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenue, increased storage costs and increased positioning costs. A decrease in the portion of leased containers would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the decisions of our customers are outside our control.

While the percentage of leased containers has been fairly steady historically, several trends may cause the percentage of leased containers to decrease in the future. These trends include increased access of shipping lines to low-cost bank financing, the consolidation of the shipping industry and improvements in information technology.

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

As of December 31, 2006, the average age of the containers in our fleet was 8.4 years. We believe that the average age of some of our competitors’ container fleets is lower than the average age of our fleet, and customers generally have a preference for younger containers. Historically, we have been successful marketing our older equipment by positioning older containers to areas where demand is very strong, offering incentives for customers to extend containers on lease, and providing greater drop-off location flexibility for containers approaching sale age. However, our marketing strategies for older containers may not continue to be successful, particularly if demand for containers becomes weaker.

The age of our fleet may result in an increase in disposals of equipment and result in a reduction of lease revenue if we are unable to purchase and lease similar volumes of equipment.

As of December 31, 2006, the average age of the containers in our fleet was 8.4 years and accordingly a large portion of our fleet is on leases which take the units to the end of their serviceable life in marine transport. Upon redelivery, this equipment is likely to be disposed. From 2004 through 2006, we sold slightly less than 8% of our containers annually. Due to the aging of our fleet, we expect that our disposal rate will increase for several years beginning in 2008. If we are unable to purchase and lease the volumes of equipment necessary to replace the units sold, our revenue could decrease.

Lessee defaults may adversely affect our financial condition and results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection and recovery expenses.

Our containers and chassis are leased to numerous customers. Rent and other compensation, as well as indemnification for damage to or loss of our equipment, is payable under the leases and other arrangements by the end users. Inherent in the nature of the leases and other arrangements for use of the equipment is the risk that once the lease is consummated, we may not receive, or may experience delay in realizing, all of the compensation and other amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt.

The cash flow from the containers, principally lease rentals, management fees, proceeds from the sale of owned containers and commissions earned on container agency and brokerage activities, is affected significantly by our ability to collect payments under leases and other arrangements for the use of the containers and our ability to replace cash flows from terminating leases by re-leasing or selling containers on favorable terms. All of these factors are subject to external economic conditions and performance by lessees and service providers that will not fully be within our control.

When lessees or sublessees of our containers and chassis default, we may fail to recover all of our equipment, and the containers and chassis we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition these containers and chassis to other places where we can re-lease or sell them, and we may lose lease revenues and incur additional operating expenses in repossessing and storing the equipment.

From 1997 to 2000 we experienced significant lessee defaults as a result of the cyclical down turn in the shipping industry. During this period we maintained insolvency insurance to cover such defaults and as a result these defaults did not have a significant impact on our financial results. We have not maintained insurance to cover lessee defaults since 2001.

Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that we believe currently present a significant risk of default. These reserves are currently at historically low levels, mainly due to the low level of defaults we have experienced in recent years. However, future defaults may be material and any such future defaults could have a material adverse effect on our business condition and financial prospects.

We are dependent upon continued demand from our large customers.

Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 47% of our revenues for our 2006 fiscal year, with our single largest customer representing approximately 18% during such period. Furthermore, the shipping industry has been consolidating for a nunber of years, and further consolidation could increase the portion of our revenue that comes from our largest customers. The loss, default or significant reduction of orders from any of our large customers, and especially our single largest customer, could have a material adverse effect on our business, financial condition and future prospects.

Gains and losses associated with container sales may fluctuate and adversely affect our operating results.

Although our revenue primarily depends upon equipment leasing, our profitability is also affected by the residual values of our containers upon the expiration of their leases because, in the ordinary course of our business, we sell certain containers when such containers are returned to us. The volatility of the residual values of such equipment may be significant. These values, which can vary substantially, depend upon, among other factors, the location of the containers, worldwide steel prices and the cost of new containers, the supply of used containers for disposal, applicable maintenance standards, refurbishment needs, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of lease in our portfolio, are subject to greater residual value risk than finance leases.

Containers are typically sold if it is in our best interest to do so after taking into consideration the book value, remaining useful life, repair condition, suitability for leasing or other uses and the prevailing local sales price for the containers. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

From 1999 through 2003 our average sale prices for used containers were very low due to low prices for new containers and an extreme over-supply of used containers in North America and Europe following the Asia crisis. We recorded large losses on the disposal of our equipment during these years. It is possible that a decrease in new container prices or an over-supply of used containers could cause our used container sale prices to decrease again.

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

As discussed herein, in order to grow our business, we expect to employ various strategies, including consummating strategic acquisitions and investing in our container fleet. Unanticipated issues may arise in the implementation of these contemplated strategies, which could impair our ability to expand our business as expected. For example:

•	favorable conditions in the equipment leasing market, including the rate of world trade and economic growth, could deteriorate;

•	equipment prices and lease rates could decrease as a result of a variety of factors, including a decrease in worldwide steel prices;

•	the financial condition of our third party depot operators and other business partners may deteriorate;

•	our customers could decide to buy rather than lease a larger percentage of the containers they operate; and

•	we may not be able to execute strategic acquisitions or to integrate such acquired assets successfully into our business.

Any of the above risks could adversely affect our financial position and results of operations. Furthermore, the execution of our plans could result in our having greater losses than we have historically experienced and could have a material adverse effect on our business.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and expand our container fleet. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our various credit facilities. However, future borrowings may not be available under such facilities and we may not be able to refinance such facilities on commercially reasonable terms or at all. Additionally, we may not have, and may not be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may materially exceed our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our profitability could suffer.

We may incur costs associated with relocation of leased equipment.

When lessees return equipment to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. For example, prior to the Asia crisis of the late 1990’s containerized trade was relatively evenly balanced globally, and as a result, many of our lease contracts provided extensive drop-off flexibility in North America and Europe. However, global containerized trade patterns changed dramatically in the aftermath of the Asia crisis, and demand for leased containers in North America and Europe substantially decreased. We incurred large positioning expenses from 2000-2003 to shift our inventory of containers from North America and Europe to Asia. Further changes in the pattern of global containerized trade could force us to incur large positioning expenses in the future.

We currently seek to limit the number of containers that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we cannot assure you that we have accurately anticipated which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports at the time leases expire.

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

Most of our senior executives and other management-level employees have been with us for over ten years and have significant industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.

The international nature of the container industry exposes us to numerous risks.

Our ability to enforce the end users’ obligations under the leases and other arrangements for use of the containers will be subject to applicable laws in the jurisdiction in which enforcement is sought. As the containers are predominantly located on international waterways, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of equipment from the defaulting lessee is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to the containers in various jurisdictions also cannot be predicted.

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

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

There is no internationally recognized system of recordation or filing to evidence TAL International Corporation’s title to containers nor is there an internationally recognized system for filing security interest in containers. Although this has not occurred to date, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

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

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. We have not yet experienced any such claims. Our lessees are required to indemnify us from such claims. Liability insurance policies, including ours, usually exclude claims for environmental damage. Our lessees may, but we do not require them to, have separate insurance converage for environmental damage. So such insurance or indemnities may not fully protect us against damages arising from environmental damage. Under the terms of the stock purchase agreement in respect of the Acquisition, the seller is obligated to indemnify us for certain environmental liabilities relating to the operation of the business prior to our acquisition. This indemnification, however, may not be sufficient to reimburse us for all losses relating to environmental liabilities.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds (‘‘CFCs’’) due to their ozone depleting and global warming effects. CFCs have historically been used in the manufacture and operation of older refrigerated containers, including some containers purchased in the past by TAL International Corporation and Trans Ocean, which we acquired in the Acquisition and which are currently used in less than 3% of our refrigerated containers. The vast majority of our refrigerated containers currently use R134A refrigerant. While R134A does not contain CFC’s, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of 134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. If future regulations prohibit the use or servicing of containers using R134A refrigerant, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower prices in the market for used containers once we retire these containers from our fleet.

Certain liens may arise on our containers.

Depot operators, repairmen and transporters may come into possession of our containers from time to time and have sums due to them from the lessees or sublessees of the containers. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, repossessing the containers, or be required to make payments or incur expenses to discharge such liens on the containers.

Fluctuations in foreign exchange rates could reduce our profitability.

The majority of our revenues and costs are billed in U.S. dollars. Most of our non-U.S.dollar transactions are individually of small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of our container purchases are paid for in U.S. dollars.

Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.

Most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese Yuan. To the extent that our manufacturers’ costs increase due to changes in the valuation of the Chinese Yuan, the dollar price we pay for equipment could be effected.

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

We also maintain director and officer liability insurance. New accounting standards and new corporate governance regulations of the New York Stock Exchange may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain increased levels of coverage or it may not continue to be available.

Financing of Port Equipment

In December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers, tractors, trailers and related equipment. The financing of port equipment such as container cranes involves additional risks such as the additional maintenance requirements for the equipment which if not followed could reduce the value of the equipment, the risk of personal injury inherent in operating this equipment, the limited remarketing opportunities for such equipment, the increased risk of technical obsolescence of such equipment and the high cost of transporting the equipment should it need to be repositioned.

Other Risks Related to Our Business

We are a ‘‘controlled company’’ within the meaning established by the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Resolute Fund, L.P., its affiliated funds and the other parties to a shareholders agreement among the investors who acquired our company in November 2004, management and certain of our other shareholders, as a group, control a majority of our outstanding common stock, and, as a result, we are considered a ‘‘controlled company’’ within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a ‘‘controlled company’’ is exempt from complying with certain corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors and (3) the requirement that we have a compensation committee that is composed entirely of independent directors. As a result, our board of directors does not consist of a majority of independent directors nor does our board of directors have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2006, we have outstanding indebtedness of $919.9 million under our asset backed securities program and our other credit facilities. In addition, we have capital lease obligations in the amount of $38.4 million. Our interest and debt expense for the fiscal year ended December 31, 2006 was $47.6 million. As of December 31, 2006, our total debt to total assets was 66%.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our asset backed securities program and our other credit facilities contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

Our asset backed securities program and our other credit faciliies impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our asset backed securities program and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or redeem or repurchase our stock;

•	issue capital stock of us and our subsidiaries;

•	make loans and investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates;

•	cause our subsidiaries to make dividends, distributions and other payments to TAL; and

•	otherwise conduct necessary corporate activities.

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

The trading price of our common shares is likely to be subject to wide fluctuations. Factors affecting the trading price of our common shares may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common stock by us and our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	Fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	our failure to timely address changing customer preferences;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

In addition, if the market for intermodal equipment leasing company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common shares could decline for reasons unrelated to our business or financial results. The trading price of our common shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

We may not always pay dividends on our common stock.

There is no assurance as to our ability to pay future dividends because they depend on future earnings, capital requirements, and financial condition.

We are uncertain of our ability to obtain additional financing for our future capital needs.

We believe that cash from operations and existing cash, together with available borrowings under our asset backed securities program and our other credit facilities will be sufficient to meet our working capital, capital expenditure and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and/or respond to competitive pressures. Additional financing may not be available on terms favorable to us, or at all.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities. Any failure by us to timely implement these required public company corporate governance and financial reporting practices and policies could materially and adversely impact our financial condition and results of operation and the price of our common stock.

Our internal control over financial accounting and reporting may not detect all errors or omissions in the financial statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent auditors addressing these assessments. If we fail to maintain the adequacy of internal control over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of errors. As a result, the risk exists that our internal control may not detect all errors or omissions in the financial statements.

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We regularly review our long-lived assets for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

In addition, under certain conditions, if our future investment in new container and chassis operating leases is significantly less than estimated, we may fail to benefit from future accelerated depreciation for income tax purposes. If this occurs we could become a cash taxpayer sooner than we currently project.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Office Locations.    As of December 31, 2006, our employees are located in 19 offices in 11 different countries. We have 7 offices in the U.S. including our headquarters in Purchase, New York. We have 12 offices outside the U.S. We lease all of our office space. In addition, we have agents dedicated to our business in South Korea.

The following table summarizes the facilities we leased as of December 31, 2006:

Office Location—U.S. Properties

Purchase, NY (Headquarters)
Cranford, NJ
Houston, TX
Danville, CA
San Francisco, CA
Miami, FL
Kansas City, MO

Office Location—International Properties

Barking, United Kingdom
London, United Kingdom
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of TAL International Group, Inc. during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol ‘‘TAL’’ since October 12, 2005. Prior to that time, there was no public market for our common stock.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2006 and 2005.

	High	Low
2006:
Fourth Quarter	$27.67	$20.98
Third Quarter	$25.60	$20.18
Second Quarter	$27.70	$21.60
First Quarter	$24.24	$20.28
2005:
Fourth Quarter	$20.89	$17.05

On March 1, 2007, the closing price of the common stock was $23.70, as reported on the New York Stock Exchange. On that date, there were approximately 36 holders of record of the common stock and approximately 2,985 beneficial holders, based on information obtained from the Company’s transfer agent.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from October 12, 2005 (the date TAL International Group, Inc. common stock began trading) to December 31, 2006. The graph assumes the investment of $100 as of October 12, 2005 and the reinvestment of all dividends.

		INDEXED RETURNS Quarters Ending
	Base Period 10/12/05
Company / Index		12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
TAL INTERNATIONAL GROUP, INC.	100	114.72	133.94	133.89	118.94	151.18
S&P 500 INDEX	100	106.52	111.00	109.40	115.60	123.34
RUSSELL 2000 INDEX	100	108.62	123.77	117.55	118.06	128.58

Dividends

On August 8, 2006, our Board of Directors approved and declared a $0.20 per share quarterly cash dividend on our issued and outstanding common stock, which was paid on September 26, 2006 to shareholders of record at the close of business on September 12, 2006.

On November 3, 2006, our Board of Directors approved and declared a $0.25 per share quarterly cash dividend on our issued and outstanding common stock, which was paid on December 8, 2006 to shareholders of record at the close of business on November 21, 2006.

On December 19, 2006, our Board of Directors approved and declared a $0.30 per share quarterly cash dividend on our issued and outstanding common stock, which will be payable on March 9, 2007 to shareholders of record at the close of business on February 23, 2007.

The Company expects to continue its policy of paying quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

Stock Repurchase Program

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1,500,000 shares of our common stock. Stock repurchases under this program may be made through open market and/or privately negotiated transactions at such times and in such amounts as a committee of our Board of Directors deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

During the quarter ended December 31, 2006, there were no shares repurchased under the stock repurchase program. For the year ended December 31, 2006, a total of 136,250 shares were repurchased, and 1,363,750 shares may yet be repurchased under the stock repurchase program.

Unregistered Sales of Equity Securities

In 2006, we granted options to purchase 21,000 shares of common stock under our 2005 Management Omnibus Incentive Plan, which have a weighted average exercise price of $23.28 per share. In 2006, 420,823 shares of common stock were issued upon exercise of stock options granted in 2004 and 2005 under our 2004 Management Stock Plan and our 2005 Management Omnibus Incentive Plan. The weighted average exercise price of the options exercised in 2006 was $0.03 per share. All options were granted under Rule 701 promulgated under the Securities Act or, in the case of employees who are officers or directors of our Company or are accredited investors, Section 4(2) of the Securities Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our Equity Compensation Plan Information table is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. (the ‘‘Successor’’) and Trans Ocean and certain operations of TAL International Container Corporation on a combined basis (collectively, the ‘‘Predecessor’’). The summary historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal years ended December 31, 2006 and 2005 and for the two months ended December 31, 2004 were derived from the Successor’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The summary historical combined consolidated statement of operations data, balance sheet data and other financial data for the ten months ended October 31, 2004 (appearing elsewhere in this Form 10-K) and for the years ended December 31, 2003 and 2002 were derived from the Predecessor’s audited combined consolidated financial statements and related notes. The historical results are not necessarily indicative of the results to be expected in any future period.

All actual common share and per share data have been adjusted to retroactively reflect the 101.5052-to-1 stock split that occurred on October 5, 2005.

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Two Months Ended December 31, 2004	Ten Months Ended October 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(dollars in thousands other than per share data)
Statement of Operations Data:
Leasing revenues	$271,028	$285,406	$48,365	$242,963	$301,352	$303,786
Equipment trading revenue	23,665	24,244	1,713	9,641	15,235	15,893
Management fee income	6,454	6,482	1,071	6,046	6,612	5,927
Other revenues	2,301	2,383	313	2,858	2,823	2,395
Total revenues	303,448	318,515	51,462	261,508	326,022	328,001
Equipment trading expenses	19,344	19,227	1,361	7,044	12,822	12,937
Direct operating expenses	25,114	26,907	4,372	23,043	37,268	53,595
Administrative expenses	38,012	40,671	6,419	29,014	38,404	33,383
Depreciation and amortization	103,849	115,138	19,769	119,449	134,985	150,256
Equipment rental expense	149	299	1,140	4,342	36,264	37,307
(Reversal) provision for doubtful accounts	(526)	559	225	300	(33)	(322)
Net (gain) loss on sale of leasing equipment	(6,242)	(9,665)	(126)	3,325	35,940	55,782
Write-off- deferred financing costs	2,367	43,503	—	—	—	—
Interest and debt expense	47,578	72,379	13,185	22,181	23,756	25,063
Unrealized loss (gain) on interest rate swaps	8,282	(12,499)	(2,432)	—	—	—
Management fees and other Parent Company charges	—	4,878	—	28,360	—	3,563
Total expenses	237,927	301,397	43,913	237,058	319,406	371,564
Income (loss) before income taxes and cumulative effect of accounting change	65,521	17,118	7,549	24,450	6,616	(43,563)
Income tax expense (benefit)	23,388	7,446	2,680	8,926	740	(15,783)
Income (loss) before cumulative effect of accounting change	42,133	9,672	4,869	15,524	5,876	(27,780)
Cumulative effect of accounting change	—	—	—	—	—	(35,377)
Net income (loss)	42,133	9,672	4,869	$15,524	$5,876	$(63,157)
Preferred stock dividends and accretion to redemption value	—	(19,868)	(8,410)
Net income (loss) applicable to common stockholders	$42,133	$(10,196)	$(3,541)
Earnings (Loss) Per Share Data:
Basic income (loss) per share applicable to common stockholders	$1.28	$(0.68)	$(0.35)
Diluted income (loss) per share applicable to common stockholders	$1.26	$(0.68)	$(0.35)
Weighted average common shares outstanding:
Basic	32,987,077	14,912,242	10,150,506
Diluted	33,430,438	14,912,242	10,150,506
Cash dividends paid per common share	$0.45	—	—

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Two Months Ended December 31, 2004	Ten Months Ended October 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(dollars in thousands other than per share data)
Balance Sheet Data (end of period):
Cash and cash equivalents	$58,167	$27,259	$16,424		$2,167	$426
Accounts receivable, net	39,318	36,470	35,014		37,593	44,955
Leasing equipment, net	1,080,523	1,036,363	1,103,423		977,022	1,093,233
Total assets	1,455,663	1,304,268	1,319,639		1,052,996	1,178,289
Total debt	958,317	872,627	1,072,000		614,242	667,574
Redeemable preferred stock	—	—	203,738		—	—
Redeemable common stock	—	—	3		—	—
Stockholders’ equity (deficit)/ owners’ net investment	398,750	379,967	(3,427)		100,998	111,522
Other Financial Data:
Capital expenditures	$262,647	$190,032	$29,775	$261,183	$94,822	$77,645
Container sales proceeds, net of selling costs	58,462	90,481	9,721	46,898	43,865	31,540
Selected Fleet Data(1):
Dry container units(2)	547,172	523,533	538,390	540,428	548,401	581,885
Refrigerated container units(2)	35,038	35,631	35,851	35,706	35,830	35,840
Special container units(2)	42,183	43,414	46,797	47,363	52,903	56,356
Trader(2)	8,815	10,123	5,531	5,199	—	—
Chassis(2)	6,579	1,210	—	—	—	—
Total container units / chassis(2)	639,787	613,911	626,569	628,696	637,134	674,081
Total containers / chassis in TEU(2)	1,037,323	988,295	1,002,391	1,002,469	1,001,368	1,053,183
Average utilization %	90.8%	90.7%	92.8%	92.5%	87.2%	79.4%

(1)	Includes our operating fleet (which is comprised of our owned and managed fleet) plus certain other units including finance leases.

(2)	Calculated as of the end of the relevant period.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Company

We are one of the world’s largest and oldest lessors of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers domestically.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2006, our fleet consisted of 639,787 containers and chassis, including 70,488 containers under management for third parties, representing approximately 1,037,000 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and 184 third party container depot facilities in 37 countries as of December 31, 2006. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We primarily lease four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis which are used for the transportation of containers domestically. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of December 31, 2006, dry, refrigerated, special containers and Trader represented approximately 86%, 5%, 7% and 1% of our fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of December 31, 2006.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	December 31, 2006			December 31, 2005			December 31, 2004
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	492,497	54,675	547,172	464,353	59,180	523,533	478,171	60,219	538,390
Refrigerated	33,990	1,048	35,038	34,006	1,625	35,631	34,154	1,697	35,851
Special	27,418	14,765	42,183	27,389	16,025	43,414	29,145	17,652	46,797
Chassis	6,579	—	6,579	1,210	—	1,210	—	—	—
Subtotal	560,484	70,488	630,972	526,958	76,830	603,788	541,470	79,568	621,038
Trader	8,815	—	8,815	10,123	—	10,123	5,531	—	5,531
Total	569,299	70,488	639,787	537,081	76,830	613,911	547,001	79,568	626,569

	Equipment Fleet in TEU’s
	December 31, 2006			December 31, 2005			December 31, 2004
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	787,687	93,525	881,212	737,802	100,759	838,561	757,690	101,511	859,201
Refrigerated	61,208	1,652	62,860	60,674	2,394	63,068	59,787	2,521	62,308
Special	43,449	24,495	67,944	42,249	26,179	68,428	44,796	28,586	73,382
Chassis	11,508	—	11,508	2,270	—	2,270	—	—	—
Subtotal	903,852	119,672	1,023,524	842,995	129,332	972,327	862,273	132,618	994,891
Trader	13,799	—	13,799	15,968	—	15,968	7,500	—	7,500
Total	917,651	119,672	1,037,323	858,963	129,332	988,295	869,773	132,618	1,002,391

Our equipment fleet increased by 5.0% in 2006 on a TEU basis. Our revenue earning asset growth was significantly higher on a dollar basis, at 10.5%. Our growth in the net book value of our revenue earning assets exceeded our growth rate on a TEU basis, since our new chassis and port equipment investments are much more expensive than dry containers on a per TEU basis. The growth of our fleet has decreased the average age, and increased the average net book value, of the units in our fleet.

In 2006, excluding Trader units purchased for resale, we added approximately 125,000 TEU of new equipment to our fleet and sold approximately 65,000 TEU of our older equipment. Over the last three years, our disposal of older equipment, excluding Trader units purchased for resale, has averaged approximately 7.5% of our beginning fleet on an annual basis. As such, our disposal rate in recent years has been close to our theorectical steady-state disposal rate given the 12-14 year expected useful life of our containers.

Based on the age profile of our existing fleet and scheduled lease expirations, we expect our rate of disposals will increase for several years beginning in 2008. We invested in a relatively small number of containers from 1997 through 2003, and as a result, a large portion of the containers in our fleet are ten years and older. We currently plan that our annual rate of disposals will increase into the 10% range in 2008 and for several years thereafter, before decreasing significantly for several years after the bulk of the pre-1997 containers are sold. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container purchases.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of December 31, 2006, approximately 93% of our containers and chassis were on-hire to customers, with approximately 58% of our equipment on long-term leases, approximately 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 8% on finance leases. In addition, approximately 5% of our fleet was available for lease and approximately 2% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	December 31, 2006	December 31, 2005	December 31, 2004
Long-term lease	58.1%	59.0%	64.4%
Service lease	27.2	25.6	28.3
Finance lease	8.2	4.6	1.2
Total leased	93.5	89.2	93.9
Used units available for lease	3.1	5.1	2.9
New units available for lease	1.3	2.6	1.5
Available for sale	2.1	3.1	1.7
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment.

During the first half of 2006, seasonal factors and market conditions placed pressure on our profitability. Our operating profitability improved in the latter part of 2006 as we were able to benefit from an increase in container prices and an improvement in market conditions.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio. As of December 31, 2006, our fleet included 1,037,323 TEU, an increase of 5.0% from December 31, 2005. The increase in fleet size relative to the fourth quarter of 2005 was mainly due to the delivery of a large number of containers purchased in the first nine months of 2006. These deliveries proved to be timely since they allowed us to capitalize on the strong leasing demand for dry containers that we experienced early in the second quarter and late in the third quarter. Container deliveries were lower in the fourth quarter since we ordered fewer containers in the third quarter due to price uncertainty and our expectation for reduced dry container demand after the end of the summer peak season.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

Average Utilization(1)	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,	Year Ended December 31,
2006	88.7%	89.8%	91.0%	93.0%	90.8%
2005	92.6%	90.4%	89.8%	89.8%	90.7%
2004	89.8%	92.9%	93.9%	94.5%	92.8%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

Our average utilization was 90.8% in the year ended December 31, 2006, an increase of 0.1% from the year ended December 31, 2005. Our utilization increased steadily throughout 2006, and our ending utilization increased from 89.2% as of December 31, 2005 to 93.5% as of December 31, 2006. At the beginning of 2006, the utilization of our dry and refrigerated containers was relatively low, reflecting an over building of containers in 2005 and a resulting slow market for container leasing. Utilization for our dry containers began to improve in the second quarter of 2006 as a shortage of new containers developed in Asia due to stronger than expected cargo demand and production delays at several container manufacturing facilities. Dry container leasing demand moderated over the summer before increasing at the end of the third quarter. Our dry container utilization remained high throughout the fourth quarter despite the end of the summer peak season due to strong cargo volumes and the completion of a number of lease extension transactions which reduced the number of containers that our customers were able to return.

Utilization for our refrigerated containers remained low for most of 2006 before improving during the fourth quarter. Since our refrigerated containers represent only 6.1% of our containers on a TEU basis, the performance of our refrigerated containers does not heavily influence our overall utilization. However, refrigerated containers are much more expensive than our other container types and represent nearly 23% of our revenue earning assets and nearly 30% of our leasing revenue, and the utilization of our refrigerated container fleet has a significant impact on our overall financial performance. Utilization for our refrigerated containers remained low for most of 2006 due to the weak leasing market we experienced during the 2005/2006 winter season. The winter season is typically our peak leasing season for refrigerated containers due to demand from Northern Hemisphere consumers for fresh fruits and vegetables during the winter months, and the 2005 / 2006 winter leasing market was weak partially due to an increase in new container buying by our customers. After the weak winter season, our refrigerated container utilization remained low for the second and third quarters, mostly reflecting the typical softness of the summer months. However, leasing demand increased sharply at the beginning of the 2006 / 2007 winter peak season and the utilization of our refrigerated containers increased 6.5% during the fourth quarter.

Utilization for our special containers increased steadily during 2006 reflecting strong leasing demand for special containers throughout the year.

Average lease rates for our dry container product line in December 2006 decreased by approximately 5% compared to December 2005 despite the high new container prices that prevailed during the latter part of 2006. The decrease in average dry container leasing rates was primarily caused by several large lease extension transactions completed during the second and third quarters of 2006. The profitability of our shipping line customers came under pressure in 2006 due to a large increase in vessel capacity and decreasing freight rates, and our customers were actively seeking ways to reduce operating expenses. In several cases, we responded to our customers’ requests for lease rate reductions by renewing or extending lease agreements early in return for lease rate savings, and in 2006 we completed lease extension transactions that cover more than 10% of the dry containers and nearly 10% of the refrigerated containers in our fleet. While these lease extension transactions reduced our revenue in 2006, we expect they will have a positive impact on the net present value of our lease portfolio, particularly for our older containers, since they extend the revenue-earning life of the containers. The higher price of new containers was also not heavily reflected in our average lease rates since a large portion of the containers we supplied to our customers in 2006 were placed on leases negotiated during the first quarter when container prices and market leasing rates were low.

New dry container prices were highly volatile in 2006. Container prices were very low at the beginning of the year, then increased roughly 40% in the second quarter. Container prices began to decrease at the end of the third quarter, although they strengthened at the end of the year to finish 2006 above $1,900 for a 20 foot dry container.

Our average lease rates for refrigerated containers in December 2006 decreased by approximately 7% compared to December 2005 mainly due to a large lease extension transaction completed at the beginning of the third quarter. Average lease rates for special containers in 2006 increased by approximately 0.4% as compared to 2005.

The percentage of our units on finance leases increased to 8.2 % as of December 31, 2006, compared to 4.6 % at the beginning of the year. Finance lease revenue increased to $12.4 million in 2006 as compared to $5.4 million in the prior year. However, the increase in the portion of our units on finance leases during 2006 resulted in a reduction in our overall leasing revenue compared to the level we would have achieved if the equipment was placed on operating leases. Under a finance lease, we recognize only interest income as revenue while the principle component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease, we recognize the entire monthly billing as revenue and reduce the net book value of the underlying equipment through depreciation expense.

During 2006, we recognized a gain of $6.2 million on the sale of our used containers. Our disposal results improved throughout the year after beginning slowly in the first quarter. In the first quarter, we recorded a loss of $0.1 million on the sale of used equipment due to a low volume of disposals and price pressure resulting from the decrease in new container prices at the end of 2005. Selling prices and volumes improved in the second quarter of 2006 due to an increase in container demand and an increase in the price of new containers, and disposal volumes and prices remained at a high level for the rest of the year. Our gains on sale were also helped in the third and fourth quarters by a finance lease transaction for a portion of our older containers and gains resulting from an unusually high number of units reported lost by our customers. Due to the strong disposal volumes we achieved in the latter part of the year, the portion of our container fleet identified as for sale decreased from 3.1% as of December 31, 2005 to 2.1 % as of December 31, 2006.

Our direct operating expenses decreased by $1.8 million in 2006 as compared to 2005 mainly due to lower positioning and repair costs. Our operating expenses remain at historically low levels due to the high utilization of our container fleet, the large portion of our units on long-term and finance leases and the large portion of our returned units that are sale age. Typically we incur reduced repair and positioning expenses when returned equipment is sold rather than re-leased.

Our ownership expenses, principally depreciation and interest expense decreased by $36.1 million in 2006 as compared to 2005. The decrease in depreciation expense in 2006 resulted from the increase in the portion of our equipment covered by finance leases as well as the termination of depreciation charges for equipment that reached the end of its estimated depreciable life at the end of 2005, but remain in our fleet. The significant reduction in interest expense in 2006 compared to the level we experienced in 2005 was due to the benefit of lower interest rates from our securitization program, as well as the large reduction in the amount of outstanding debt that we achieved as a result of our initial public offering in the fourth quarter of last year.

We made improvements in our debt financing structure in 2006. On April 12, 2006, we successfully completed the placement of our $680.0 million Series 2006-1 Floating Rate Secured Notes (the ‘‘ABS Term Notes’’). The net proceeds from this offering, together with cash on hand, were used to repay all principal and interest that was owed under the Asset Securitization Facility. Simultaneously with the closing of the ABS Term Note offering, we also completed the placement of our $300.0 million Series 2005-1 Floating Rate Secured Notes (the ‘‘ABS Warehouse Facility’’). The ABS Warehouse Facility has a two year revolving period in which we can meet our new equipment procurement funding requirements. These two transactions have positively impacted our operating performance by reducing the borrowing spread on $680.0 million of our previously outstanding indebtedness while also allowing us to finance our growth at significantly reduced rates. We also successfully renegotiated our Senior Secured Credit Facility to reduce the borrowing spread by 0.75% and reduce our commitment from $175.0 million to $165.0 million.

Dividends

On August 8, 2006, our Board of Directors approved and declared a $0.20 per share quarterly cash dividend on our issued and outstanding common stock, which was paid on September 26, 2006 to shareholders of record at the close of business on September 12, 2006.

On November 3, 2006, our Board of Directors approved and declared a $0.25 per share quarterly cash dividend on our issued and outstanding common stock, which was paid on December 8, 2006 to shareholders of record at the close of business on November 21, 2006.

On December 19, 2006, our Board of Directors approved and declared a $0.30 per share quarterly cash dividend on our issued and outstanding common stock, which will be payable on March 9, 2007 to shareholders of record at the close of business on February 23, 2007.

Treasury Stock

We repurchased 136,250 of our common shares in the open market during 2006 at a total cost of approximately $2.9 million.

Basis of Presentation

TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of the acquisition transaction described below. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of TAL International Container Corporation, formerly known as Transamerica Leasing Inc., (‘‘TALI’’) and Trans Ocean Ltd. (‘‘TOL’’) and their subsidiaries.

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TALI and TOL and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TALI and TOL were wholly owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V. The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TALI and TOL for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller. This acquisition of TALI and TOL is referred to as the ‘‘Acquisition.’’ The Acquisition was accounted for using the purchase method of accounting and accordingly, the consideration paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed.  The financial statements for periods prior to November 1, 2004 have been prepared using the Predecessor’s historical basis in the assets and liabilities presented as of the dates specified therein and the historical results of operations for such periods on a combined basis.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2006, 2005 and 2004 in dollars in thousands and as a percentage of total revenues.

	Successor				Combined(1)
	Year Ended December 31,
	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$271,028	89.3%	$285,406	89.6%	$291,328	93.1%
Equipment trading revenue	23,665	7.8	24,244	7.6	11,354	3.6
Management fee income	6,454	2.1	6,482	2.0	7,117	2.3
Other revenues	2,301	0.8	2,383	0.8	3,171	1.0
Total revenues	303,448	100.0	318,515	100.0	312,970	100.0
Equipment trading expenses	19,344	6.4	19,227	6.0	8,405	2.7
Direct operating expenses	25,114	8.3	26,907	8.4	27,415	8.8
Administrative expenses	38,012	12.5	40,671	12.8	35,433	11.3
Depreciation and amortization	103,849	34.2	115,138	36.1	139,218	44.5
Equipment rental expense	149	0.1	299	0.1	5,482	1.8
(Reversal) provision for doubtful accounts	(526)	(0.2)	559	0.2	525	0.2
Net (gain) loss on sale of leasing equipment	(6,242)	(2.1)	(9,665)	(3.0)	3,199	0.9
Write-off of deferred financing costs	2,367	0.8	43,503	13.7	—	—
Interest and debt expense	47,578	15.7	72,379	22.7	35,366	11.3
Unrealized loss (gain) on interest rate swaps	8,282	2.7	(12,499)	(3.9)	(2,432)	(0.8)
Management fees and other Parent Company charges	—	—	4,878	1.5	28,360	9.1
Total expenses	237,927	78.4	301,397	94.6	280,971	89.8
Income before income taxes	65,521	21.6	17,118	5.4	31,999	10.2
Income tax expense	23,388	7.7	7,446	2.4	11,606	3.7
Net income	$42,133	13.9%	$9,672	3.0%	$20,393	6.5%

(1)	The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

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

	Successor
	Year Ended December 31,
	2006	2005
Leasing revenues:
Per diem revenue	$230,217	$249,787
Finance lease revenue	12,422	5,387
Fee and ancillary lease revenue	28,389	30,232
Total leasing revenues	$271,028	$285,406

Total leasing revenues were $271.0 million for the year ended December 31, 2006, compared to $285.4 million for the year ended December 31, 2005, a decrease of $14.4 million, or 5.0%. The decrease primarily resulted from lower per diem rates for dry and refrigerated containers and lower utilization for refrigerated containers. While our finance lease revenue increased by $7.0 million, the increase in the portion of our units on finance leases resulted in a reduction in our overall leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. Under a finance lease, we only recognize interest income as revenue while the principal component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease we recognize the entire monthly billing as revenue, and reduce the net book value of the underlying equipment through depreciation expense.

Equipment trading activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Successor
	Year Ended December 31,
	2006	2005
Equipment trading revenues	$23,665	$24,244
Equipment trading expenses	(19,344)	(19,227)
Net equipment trading margin	$4,321	$5,017

The net equipment trading margin decreased $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year, which generally increased the value of our trading inventory during the period the containers were held. In 2006, revenues decreased primarily due to lower selling prices, while expenses remained stable.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $25.1 million for the year ended December 31, 2006, compared to $26.9 million for the year ended December 31, 2005, a decrease of $1.8 million or 6.7%. During the year ended December 31, 2006, positioning costs decreased by $1.4 million resulting from fewer units moved, and repairs decreased by $3.3 million due to a decrease in the number of units repaired. These decreases were partially offset by an increase in storage and handling costs of $1.7 million due to lower utilization and higher volume of units picked up and dropped off. Additionally, other operating expenses increased by $1.2 million primarily due to higher equipment inspection and survey costs.

Administrative expenses.    Administrative expenses were $38.0 million for the year ended December 31, 2006, compared to $40.7 million for the year ended December 31, 2005, a decrease of $2.7 million or 6.6%. This decrease was mainly due to a 2005 stock compensation charge of $3.9 million associated with stock options issued to certain members of management that fully vested upon completion of the IPO. This decrease was partially offset by costs incurred for Sarbanes-Oxley compliance activities in 2006.

Depreciation and amortization.    Depreciation and amortization was $103.8 million for the year ended December 31, 2006, compared to $115.1 million for the year ended December 31, 2005, a decrease of $11.3 million or 9.8%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005. In addition, a larger portion of our fleet was placed on finance leases in 2006, and units on finance leases are not subject to depreciation.

(Reversal) provision for doubtful accounts.    There was a (reversal) for doubtful accounts for $(0.5) million for the year ended December 31, 2006, compared to a provision of $0.6 million for the year ended December 31, 2005. In 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers.

Net (gain) loss on sale of leasing equipment.    (Gain) on sale of equipment was $(6.2) million for the year ended December 31, 2006, compared to a (gain) of $(9.7) million for the year ended December 31, 2005, a decrease of $3.5 million. The (gain) recorded in 2005 included a $(2.9) million benefit from the sale of on-hire containers to one of our customers, and a sale of equipment to an investor as part of our managed equipment program. In addition, results in 2005 were supported by very strong selling prices for used containers.

Write-off of deferred financing costs.    Write-off of deferred financing costs was $2.4 million for the year ended December 31, 2006, compared to $43.5 million for the year ended December 31, 2005. The current year write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006. The prior year write-offs were the result of: (1) refinancing our senior secured credit facility in August 2005, when we wrote off $24.3 million of unamortized financing costs that were previously deferred and (2) the repayment of the senior unsecured credit agreement in October 2005, when we wrote off $19.2 million of unamortized financing costs that were previously deferred.

Interest and debt expense.    Interest and debt expense was $47.6 million for the year ended December 31, 2006, compared to $72.4 million for the year ended December 31, 2005, a decrease of $24.8 million. The decrease was primarily due to changes in our capital structure resulting from the IPO, and the subsequent refinancing of our asset securitization facility, which decreased our debt level and effective interest rate.

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $8.3 million for the year ended December 31, 2006, compared to unrealized (gain) of $(12.5) million for the year ended December 31, 2005. The net fair value of the interest rate swap contracts was approximately $11.9 million at December 31, 2006, as compared to $13.9 million at December 31, 2005, with the decrease in fair value due to a decrease in interest rates.

Management fees and other Parent Company charges.    Management fees and other Parent Company charges were zero for the year ended December 31, 2006, compared to $4.9 million for the year ended December 31, 2005. Management fees of $4.9 million for the year ended December 31, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005.

Income tax expense.    Income tax expense was $23.4 million for the year ended December 31, 2006, compared to an income tax expense of $7.4 million for the year ended December 31, 2005, and the effective tax rates for the periods were 35.7% and 43.5% respectively. The difference in the rate between 35.7% and 43.5% is primarily attributable to certain stock based compensation for 2005 that is not deductible for income tax purposes.

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

While we will be recording income tax expense, we do not expect to pay any significant U.S. federal income taxes for a number of years due to the following:

1)	The Section 338(h)(10) election associated with the Acquisition, and the availability of accelerated U.S. tax depreciation to the existing container fleet, and

2)	The availability of accelerated U.S. tax depreciation on our future purchases of containers and chassis.

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

Total leasing revenues were $285.4 million for the year ended December 31, 2005, compared to $291.3 million for the year ended December 31, 2004, a decrease of $5.9 million, or 2.0%. The decrease primarily resulted from a decrease in equipment utilization offset by an increase in per diem rates, and an increase in ancillary revenue related to a decrease in equipment utilization. While our finance lease revenue increased by $5.0 million, the increase in the portion of our units on finance leases resulted in a reduction in our overall leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. Under a finance lease, we recognize only interest income as revenue, while the principal component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease we recognize the entire monthly billing as revenue, and reduce the net book value of the underlying equipment through depreciation expense.

Equipment trading activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Successor	Combined
	Year Ended December 31,
	2005	2004
Equipment trading revenues	$24,244	$11,354
Equipment trading expenses	(19,227)	(8,405)
Net equipment trading margin	$5,017	$2,949

The net equipment trading margin increased by $2.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year, which generally increased the value of our trading inventory during the period the containers were held. Equipment trading revenues and expenses were higher in 2005 primarily due to a large volume of containers purchased from one of our major customers and subsequently sold.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $26.9 million for the year ended December 31, 2005, compared to $27.4 million for the year ended December 31, 2004, a decrease of $0.5 million or 1.8%. During the year ended December 31, 2005, positioning costs decreased by $1.4 million resulting from fewer units moved, and repairs decreased by $2.9 million due to a decrease in the number of units repaired. These decreases were partially offset by an increase in storage costs of $1.3 million due to lower container utilization, and a net increase of $2.5 million in other operating expenses primarily due to the non-recurrance of a $2.7 million reversal in 2004 associated with the recovery of containers on lease from non-performing customers which were previously provided for under our equipment allowance policy.

Administrative expenses.    Administrative expenses were $40.7 million for the year ended December 31, 2005, compared to $35.4 million for the year ended December 31, 2004, an increase of $5.3 million or 15.0%. This increase was mainly due to a stock compensation charge in 2005 of $3.9 million associated with stock options issued to certain members of management that fully vested upon completion of the IPO. Other increases of $1.4 million were primarily due to higher professional fees and other administrative expenses related to being a public company.

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

Net (gain) loss on sale of leasing equipment.    (Gain) on sale of equipment was $(9.7) million for the year ended December 31, 2005, compared to a loss of $3.2 million for the year ended December 31, 2004, an increase of $12.9 million. The increase was primarily due to increased selling prices for our used containers, as well as a higher number of units sold. The (gain) recorded in 2005 also included a $(2.9) million benefit from the sale of on-hire containers to one of our customers and a sale of containers to an investor as part of our managed equipment program.

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

Unrealized (gain) on interest rate swaps.    Unrealized (gain) on interest rate swaps was $(12.5) million for the year ended December 31, 2005, compared to $(2.4) million for the year ended December 31, 2004. We entered into interest rate swap agreements on December 14, 2004 to fix the floating interest rate on our senior secured credit facility. The interest rate swaps were accounted for on a mark-to-market basis until their designation at October 31, 2005. Fair value was approximately $13.9 million at December 31, 2005, as compared to $2.4 million at December 31, 2004, with the increase in fair value due to an increase in interest rates.

Management fees and other Parent Company charges.    Management fees and other Parent Company charges were $4.9 million for the year ended December 31, 2005, compared to $28.4 million for the year ended December 31, 2004. Management fees of $4.9 million for the year ended December 31, 2005 were payable pursuant to certain management agreements which terminated upon the completion of the IPO in October 2005. Other Parent Company charges of $28.4 million for the year ended December 31, 2004 primarily consisted of long-term incentive and termination payments that were triggered by the sale of TAL and TAL’s sister divisions in 2004.

Income tax expense.    Income tax expense was $7.4 million for the year ended December 31, 2005, compared to an income tax expense of $11.6 million for the year ended December 31, 2004, and the effective tax rates for the periods were 43.5% and 36.3% respectively. The difference in the rate is primarily attributable to certain stock based compensation for 2005 that is not deductible for income tax purposes. In addition, the state tax rate was reduced from 3% to 1% in 2005 as a result of a favorable change in New York State tax law, which reduced our 2005 effective tax rate by 1%.

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

While we will be recording income tax expense, we do not expect to pay any significant U.S. federal income taxes for a number of years due to the following:

1)	The Section 338(h)(10) election associated with the Acquisition, and the availability of accelerated U.S. tax depreciation to the existing container fleet, and

2)	The availability of accelerated U.S. tax depreciation on our future purchases of containers and chassis.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facilities. Our cash flows will be used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facilities will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

At December 31, 2006, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
ABS Term Notes	$634.7	$634.7
ABS Warehouse Facility	132.5	300.0
Revolving Credit Facilities	126.5	175.0
Finance Lease Facility	12.5	50.0
Port Equipment Facility and Other Debt	13.7	13.7
Capital Lease Obligations	38.4	38.4
Total Debt	$958.3	$1,211.8

The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

ABS Term Notes

On April 12, 2006, we issued our $680.0 million floating rate secured notes (‘‘ABS Term Notes’’). The proceeds from the issuance were used to repay outstanding borrowings under our asset securitization facility. The ABS Term Notes amortize in equal monthly installments and have a final maturity of April 2021.

ABS Warehouse Facility

On April 12, 2006, we entered into a floating rate revolving facility (the ‘‘ABS Warehouse Facility’’). The ABS Warehouse Facility has a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a final maturity of April 2023.

All debt to be issued under the ABS program is collateralized by the assets of TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) consisting of containers that we use in our leasing business, restricted cash and certain receivables related to revenue earning equipment. The Series 2005-1 Notes and the Series 2006-1 Notes were both issued by the SPE.

Revolving Credit Facilities

In connection with the Acquisition, we entered into an $875.0 million Senior Secured Credit Facility (‘‘SSCF’’). Upon the closing of the Asset Securitization Facility on August 1, 2005, we amended and restated the SSCF to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. Effective June 1, 2006, we further amended the SSCF to reduce the interest rate margin from LIBOR plus 2.125% to LIBOR plus 1.375% and to reduce the maximum aggregate commitments thereunder to $165.0 million. The final maturity date of this facility is August 1, 2008.

Effective June 7, 2006, we entered into an additional revolving credit facility (the ‘‘Swing Line Facility’’) to support general working capital requirements. The commitment under the Swing Line Facility is $10.0 million.

Finance Lease Facility

On July 31, 2006, we entered into a credit facility to support the growth of our finance lease business (the ‘‘Finance Lease Facility’’). The Finance Lease Facility has a two year revolving period that precedes a ten year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The Finance Lease Facility is secured by the finance lease receivables associated with certain containers and chassis not included in the SPE. The Finance Lease Facility has a final maturity of July 2018.

Port Equipment Facility and Other Debt

On December 28, 2006, we entered into a Euro denominated credit facility to support a port equipment financing transaction (the ‘‘Port Equipment Facility’’). The Port Equipment Facility has an eight year term and amortizes in equal monthly installments.

Other Debt consists of an interim agreement with a financial institution entered into during 2006 to provide funding for chassis equipment that is intended to be included in a TRAC lease. At December 31, 2006, this agreement was extended to June 2007.

Capital Lease Obligations

We have entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements have been structured as ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases.

Covenant Compliance

We are subject to various covenant requirements under our debt facilities. At December 31, 2006, we were in compliance with all covenants.

Treasury Stock

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. We repurchased 136,250 shares of its outstanding common stock in the open market during the year ended December 31, 2006 at a total cost of approximately $2.9 million.

Dividends Paid

On September 26, 2006, we paid a quarterly dividend of $0.20 per share or an aggregate of approximately $6.6 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on September 12, 2006.

On December 8, 2006, we paid a quarterly dividend of $0.25 per share or an aggregate of approximately $8.3 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on November 21, 2006.

Cash Flow

The following table sets forth certain cash flow information for the three years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Successor	Successor	Combined
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004(1)
Net cash provided by operating activities	$181,813	$148,917	$131,470
Cash paid for acquisition, net of cash acquired	$—	$—	(1,209,242)
Purchases of leasing equipment	(197,983)	(145,539)	(286,657)
Investment in finance leases	(64,664)	(44,493)	(4,301)
Proceeds from sale of equipment, net of selling costs	58,462	90,481	56,619
Cash collections on finance lease receivables, net of unearned income	15,248	8,737	3,272
Other	353	(67)	—
Net cash used in investing activities	$(188,584)	$(90,881)	$(1,440,309)
Net cash provided by/(used in) financing activities	$23,153	$(47,201)	$1,334,435

(1)	The results for the combined year ended December 31, 2004 combine the results of the Predecessor for the ten months ended October 31, 2004 with the results of the Successor for the two months ended December 31, 2004 by mathematical addition and do not comply with generally accepted accounting principles. Such data is being presented for analysis purposes only.

Operating Activities

Net cash provided by operating activities increased by $ 32.9 million to $181.8 million in the year ended December 31, 2006, compared to $148.9 million in the year ended December 31, 2005 primarily due to an increase in net income.

Net cash provided by operating activities increased by $17.4 million to $148.9 million in the year ended December 31, 2005, compared to $131.5 million in the year ended December 31, 2004. In the year ended December 31, 2004 there were cash uses of $30.9 million in respect of U.S. Federal income taxes, while in the year ended December 31, 2005 we had no U.S. Federal income tax liability.

Investing Activities

Net cash used in investing activities increased by $97.7 million to $188.6 million for the year ended December 31, 2006, as compared to $90.9 million in the year ended December 31, 2005. Capital expenditures were $262.6 million, including investments in finance leases of $64.7 million, for the year ended December 31, 2006, compared to $190.0 million, including investments in finance leases of $44.5 million, for the year ended December 31, 2005. Capital expenditures increased by $72.6 million primarily due to an increase in the number of units purchased, as well as higher per unit costs. Sales proceeds from the disposal of equipment decreased $32.0 million to $58.5 million in the year ended December 31, 2006, compared to $90.5 million in the year ended December 31, 2005. Included in sales proceeds in 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining decrease in sales proceeds is primarily due to a decrease in equipment selling prices. Cash collections on financing leases, net of unearned income increased by $6.5 million to $15.2 million for the year ended December 31, 2006, compared to $8.7 million for the year ended December 31, 2005 as a result of an increase in our finance lease portfolio.

Net cash used in investing activities decreased by $1,349.4 million to $90.9 million for the year ended December 31, 2005, as compared to $1,440.3 million in the year ended December 31, 2004. Cash paid to consumate the Acquisition, net of cash acquired was $1,209.2 million for the year ended December 31, 2004. Capital expenditures were $190.0 million, including investments in finance leases of $44.5 million, for the year ended December 31, 2005, compared to $291.0 million, including investment in finance leases of $4.3 million, for the year ended December 31, 2004. On January 2, 2004, we elected to exercise a purchase option for 67,251 units for $150.7 million that we had formerly leased-in on an operating lease. Excluding this purchase of existing containers, capital expenditures increased primarily due to an increase in the level of procurement and an increase in new container prices. Sales proceeds from the disposal of equipment increased $33.9 million to $90.5 million for the year ended December 31, 2005, compared to $56.6 million for the year ended December 31, 2004. Included in sales proceeds in 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining increase was due to higher container sales prices and an increase in units sold. Net cash provided from finance receivables increased by $5.4 million to $8.7 million for the year ended December 31, 2005, compared to $3.3 million for the year ended December 31, 2004 mainly due to additional investment made in finance leases.

Financing Activities

Net cash provided by financing activities was $23.2 million for the year ended December 31, 2006, compared to net cash used in financing activities of $47.2 million for the year ended December 31, 2005. On April 12, 2006, we issued secured term notes under our ABS program and used the proceeds to pay off the outstanding balance on our Asset Securitization Facility. In addition, during the year ended December 31, 2006, we increased borrowings under our ABS Warehouse Facility, finance lease facility, and port equipment facility, the proceeds of which were primarily used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facilities. In addition, cash was used during 2006 to purchase treasury shares and pay dividends on our common stock outstanding. In the year ended December 31, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility. In addition, we entered into capital leases in 2006 for $23.8 million to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Net cash used in financing activities was $47.2 million for the year ended December 31, 2005, compared to net cash provided by financing activities of $1,334.4 million for the year ended December 31, 2004. In order to finance the Acquisition, we made initial borrowings of $805.0 million under our senior secured credit facility, entered into a senior unsecured credit agreement for $275.0 million, and equity investors made preferred and common equity investments in us in the aggregate of $200.1 million. Following the Acquisition, through December 31, 2004, we used $8.0 million to pay down borrowings under our senior secured credit facility. For the year ended December 31, 2005, we received proceeds from the issuance of common stock under the initial public offering of $189.2 million and proceeds from the issuance of preferred stock to certain members of management of $1.2 million. These preferred shares were converted to common shares in connection with the IPO. We repaid $275.0 under our senior unsecured credit agreement with the proceeds of our IPO and additional borrowings under our asset securitization facility and our amended senior secured credit facility. We made total borrowings, including the initial borrowing, under our asset securitization facility of $710.0 million and made net repayments under our senior secured credit facility of $649.0 million. Cumulative preferred dividends of $23.6 million were paid to preferred shareholders after the conversion of preferred shares to common stock in connection with the IPO. In addition, we entered into a capital lease in 2005 for $14.6 million to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Contractual Obligations

We are parties to various operating leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2006:

	Contractual Obligations by Twelve Month Period Ending December 31,
	(dollars in millions)
Contractual Obligations:	Total	2007	2008	2009	2010	2011 and thereafter
Total debt obligations(1):	$1,144.3	$117.8	$248.9	$117.7	$114.1	$545.8
Capital lease obligations	50.4	4.2	3.9	3.9	4.2	34.2
Operating leases (mainly facilities)	5.6	1.7	1.6	1.8	0.5	—
Equipment purchase obligations	68.8	68.8	—	—	—	—
Total contractual obligations	$1,269.1	$192.5	$254.4	$123.4	$118.8	$580.0

(1)	Amounts include actual and estimated interest for floating-rate debt based on December 31, 2006 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

Operating Leases with Customers

We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. Our leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received. Also, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize billings to customers for damages incurred and certain other pass through costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

We enter into finance leases as lessor for some of the equipment in our fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option to purchase the equipment at the end of the lease term.

Equipment Trading Revenue and Expense

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expense in the consolidated statements of operations.

Management Fee Income

We manage equipment which is owned by third parties and we earn management fees based on the income earned by the leasing and sales of such equipment. Amounts we collect as agent on behalf of third parties that own such equipment are not included in revenue and costs paid for managed equipment are not included in expense.

Other Revenues

Other revenues include fee income for third party positioning of equipment.

Direct Operating Expenses

Direct operating expenses are directly related to our equipment under and available for lease. These expenses primarily consist of our costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease, and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

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

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board (‘‘FASB’’) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), equipment held for sale is carried at the lower of its fair value, based on current transactions, less costs to sell or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net loss (gain) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net (gain) loss on sale of leasing equipment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is updated on a regular basis and is based upon a review of the collectibility of our receivables. This review considers the risk profile of the customer, credit quality indicators such as the level of past-due amounts and economic conditions. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in our receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our existing receivables. However, actual losses could exceed the amounts provided for in certain periods.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangibles’’ we evaluate our goodwill balance for possible impairment annually, in the fourth quarter of each year. A review of goodwill may also be initiated if events or circumstances indicate the carrying value may be impaired. In performing this evaluation management may consider many factors including projected future operating results and cash flows, economic trends and other market place data.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157, and does not believe it will have any impact on its consolidated results of operations and financial position.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. Management does not expect any significant impact to its consolidated results of operations and financial position. This estimate is subject to change as Management finalizes its analysis.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in fiscal years 2006 and 2005 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

Interest Rate Risk

We enter into interest rate swap contracts to fix the interest rates on a portion of our debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with our counterparties rated ‘‘A’’ or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

As of December 31, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount	Fixed Leg Interest Rate	Term
December 14, 2004	$193.3 million	3.82%	7 years — amortizing
December 14, 2004	$193.3 million	3.82%	7 years — amortizing
December 14, 2004	$ 96.7 million	3.82%	7 years — amortizing
October 28, 2005	$100.0 million	4.82%	6 years — non-amortizing
October 28, 2005	$ 25.0 million	4.71%	2.75 years — non-amortizing
July 13, 2006	$ 50.0 million	5.52%	5 years — non-amortizing
July 19, 2006	$ 33.0 million	5.56%	11 years — amortizing
November 29, 2006	$ 12.9 million*	3.83%	8 years — amortizing

*	Interest rate swap is Euro denominated and based on 1-month EURIBOR, and has been converted to U.S. Dollars using the exchange rate at December 31, 2006.

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during 2006, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $1.0 million for the year ended December 31, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

Credit Risk

We maintain detailed credit records regarding our customers and set maximum exposure limits for our significant customers based on our review of these records. Credit criteria include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth leverage, profitability, trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that are to be supplied.) We diligently monitor our customers’ performance and our lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of long-standing relationships in the shipping industry that provide current information about our customers.

In recent years, our credit losses have been minimal. Industry factors that have provided credit protection include the strong growth in the container industry and favorable creditor laws in several countries that are served by most of our large customers In addition, we have historically recovered in excess of 90% of our containers that were subject of defaulted contracts and we are able to successfully re-market these repossessed containers through our worldwide sales infrastructure. However, we typically incur operating expenses such as repairs and positioning when containers are recovered after a customer default.

For the year ended December 31, 2006, our five largest customers accounted for approximately 47% of our leasing revenues, with our largest customer accounting for approximately 18% of our leasing revenues. As of December 31, 2006, approximately 78% of our equipment was on-hire to our 20 largest customers. For the year ended December 31, 2006, another customer accounted for 62% of net investment in finance leases.

The allowance for doubtful accounts includes an estimate of allowances necessary on our lease receivables.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule listed under Item 15 — Exhibits, Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 15 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, our management, with the participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on this evaluation, management has determined that TAL International Group, Inc.’s internal control over financial reporting is effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed unqualified opinions on our management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
TAL International Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TAL International Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit, management’s assessment that TAL International Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, based on our audit, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for the years ended December 31, 2006 and 2005 and the period November 1, 2004 through December 31, 2004, and the combined consolidated statements of operations, owner’s net investment and comprehensive income and cash flows for the period from January 1, 2004 through October 31, 2004 of Transamerica Maritime Container and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned ‘‘Election of Directors,’’ ‘‘Occupations of Directors and Executive Officers,’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2007 (the ‘‘2007 Proxy Statement’’), which is incorporated herein by reference. The 2007 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned ‘‘Compensation and Other Information Concerning Directors and Officers’’ in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned ‘‘Management and Principal Holders of Voting Securities’’ in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned ‘‘Certain Relationships and Related Transactions’’ in the 2007 Proxy Statement, which is incorporated herein by reference, and in Note 8 to the consolidated financial statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned ‘‘Auditor Fees’’ in the 2007 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

The following financial statements are included in Item 8 of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005 (Successor)	F-3
Consolidated Statement of Operations for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Operations for the ten months ended October 31, 2004 (Predecessor )	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004
(Successor) and Combined Consolidated Statements of Owner’s Net Investment and
Comprehensive Income for the ten months ended October 31, 2004
(Predecessor)	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Cash Flows for the ten months ended October 31, 2004 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2)    Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Report of Independent Registered Public Accounting Firm on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)    List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 2.1 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.3 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.4 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.5 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit number 4.1 to Amendment No. 3 to TAL International Group, Inc.’s Form S-1 filed on October 5, 2005, file number 333-126317)
10.1	Amended and Restated Credit Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, the Lenders party thereto and Fortis Capital Corp. (incorporated by reference from exhibit number 10.1 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.2	Amended and Restated Security Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.3	Credit Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.3 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.4	Amendment No. 1 to Credit Agreement, dated as of March 31, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.4 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.5	Amendment No. 2 to Credit Agreement, dated as of May 14, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.5 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.6	Amended and Restated Intercreditor Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, Transamerica Accounts Holding Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.7	Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.7 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.8	Investor Subscription Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from exhibit number 10.8 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.9	Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.10	Management Consulting Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and The Jordan Company, L.P. (incorporated by reference from exhibit number 10.10 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.11	Management Advisory Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 10.11 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.12	Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from exhibit number 10.12 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.13	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.14	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.15	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.16	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.17	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.18	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.19	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Bernd Schackier (incorporated by reference from exhibit number 10.19 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.20	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John Pearson (incorporated by reference from exhibit number 10.20 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.21	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.22	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.23	Amendment No. 3 to Credit Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.23 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.24	Indenture, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.24 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
10.25	Series 2005-1 Supplement, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.25 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.26	Management Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.26 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.27	Contribution and Sale Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.27 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.28	Series 2005-1 Note Purchase Agreement, dated as of August 1, 2005, by and among TAL Advantage I LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from exhibit number 10.28 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.29	Intercreditor Agreement, dated as of August 1, 2005, by and between Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.29 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.30	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL Advantage I LLC, TAL International Container Corporation, Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.30 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.31	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corp. and Fortis Capital Corp. (incorporated by reference from exhibit number 10.31 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.32	Amendment No. 1 to Investor Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from Exhibit 10.32 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.33	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.34	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.35	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)

Exhibit No.	Description
10.36	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.37	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.38	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.39	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC TAL International Container Corporation , and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.40	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.41	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC , the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.42	Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from exhibit 10.42 to TAL International Group, Inc.’s Form 8-K filed on June 6, 2006)
10.43	Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.44	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.45	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.46	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.’s Form 8-K filed on April 3, 2006)

Exhibit No.		Description
*21	.1	List of Subsidiaries
*24	.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
*31	.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Furnished herewith.

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

TAL International Group, Inc.
Date: March 9, 2007	By:	/s/ Brian M. Sondey
Brian M. Sondey President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of TAL International Group, Inc. hereby severally constitute and appoint Brian M. Sondey and Chand Khan and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable TAL International Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 9th day of March 2007.

Signature	Title(s)
/s/ Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director
Brian M. Sondey
/s/ Chand Khan	Vice President, Chief Financial Officer (Principal Financial Officer)
Chand Khan
/s/ Malcolm P. Baker	Director
Malcolm P. Baker
/s/ Bruce R. Berkowitz	Director
Bruce R. Berkowitz
/s/ A. Richard Caputo, Jr.	Director
A. Richard Caputo, Jr.
/s/ Brian J. Higgins	Director
Brian J. Higgins
/s/ John W. Jordan II	Director
John W. Jordan II
/s/ Frederic H. Lindeberg	Director
Frederic H. Lindeberg
/s/ David W. Zalaznick	Director
David W. Zalaznick
/s/ Douglas J. Zych	Director
Douglas J. Zych

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS — DECEMBER 31, 2006, 2005 AND 2004
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005 (Successor)	F-3
Consolidated Statement of Operations for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Operations for the ten months ended October 31, 2004 (Predecessor)	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Owner’s Net Investment and Comprehensive Income for the ten months ended October 31, 2004 (Predecessor)	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004 (Successor) and Combined Consolidated Statements of Cash Flows for the ten months ended October 31, 2004 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Schedule	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TAL International Group, Inc.

We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. (the ‘‘Successor Company’’) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and the period November 1, 2004 through December 31, 2004, and the combined consolidated statements of operations, owner’s net investment and comprehensive income, and cash flows for the period from January 1, 2004 through October 31, 2004 of Transamerica Maritime Container (the Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period November 1, 2004 through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor Company combined consolidated financial statements referred to above present fairly, in all material respects, the combined consolidated results of operations and cash flows of Transamerica Maritime Container for the period January 1, 2004 through October 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, TAL International Group, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share Based Payment.’’

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	Successor
	December 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents (including restricted cash of $14,526 in 2006)	$58,167	$27,259
Accounts receivable, net of allowances of $266 and $820	39,318	36,470
Net investment in finance leases	152,586	73,819
Leasing equipment, net of accumulated depreciation and allowances of $208,756 and $124,543	1,080,523	1,036,363
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $2,132 and $1,312	2,855	3,771
Equipment held for sale	20,768	24,844
Goodwill	71,898	71,898
Deferred financing costs	6,957	3,540
Other assets (including fair value of derivative instruments)	22,591	26,304
Total assets	$1,455,663	$1,304,268
Liabilities and stockholders’ equity:
Accounts payable	$13,273	$12,256
Accrued expenses (including fair value of derivative instruments)	50,453	30,063
Income taxes payable	219	116
Deferred income tax liability	34,651	9,239
Debt	958,317	872,627
Total liabilities	1,056,913	924,301
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,303,031 and 32,882,208 shares issued and outstanding, respectively	33	33
Treasury stock, at cost, 136,250 shares in 2006	(2,862)	—
Additional paid-in capital	394,440	394,389
Accumulated earnings (deficit)	3,476	(13,737)
Accumulated other comprehensive income (loss)	3,663	(718)
Total stockholders’ equity	398,750	379,967
Total liabilities and stockholders’ equity	$1,455,663	$1,304,268

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations and Combined Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Successor			Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Two months ended December 31, 2004	Ten months ended October 31, 2004
Revenues:
Leasing revenues, including income recognized on financing leases of $12,422, $5,387, $185, and $208, respectively	$271,028	$285,406	$48,365	$242,963
Equipment trading revenue	23,665	24,244	1,713	9,641
Management fee income	6,454	6,482	1,071	6,046
Other revenues	2,301	2,383	313	2,858
Total revenues	303,448	318,515	51,462	261,508
Expenses:
Equipment trading expenses	19,344	19,227	1,361	7,044
Direct operating expenses	25,114	26,907	4,372	23,043
Administrative expenses	38,012	40,671	6,419	29,014
Depreciation and amortization	103,849	115,138	19,769	119,449
Equipment rental expense	149	299	1,140	4,342
(Reversal) provision for doubtful accounts	(526)	559	225	300
Net (gain) loss on sale of leasing equipment	(6,242)	(9,665)	(126)	3,325
Write-off of deferred financing costs	2,367	43,503	—	—
Interest and debt expense	47,578	72,379	13,185	22,181
Unrealized loss (gain) on interest rate swaps	8,282	(12,499)	(2,432)	—
Management fees and other Parent Company charges	—	4,878	—	28,360
Total expenses	237,927	301,397	43,913	237,058
Income before income taxes	65,521	17,118	7,549	24,450
Income tax expense	23,388	7,446	2,680	8,926
Net income	42,133	9,672	4,869	$15,524
Preferred stock dividends and accretion to redemption value	—	(19,868)	(8,410)
Net income (loss) applicable to common stockholders	$42,133	$(10,196)	$(3,541)
Net income (loss) per common share:(a)
Basic	$1.28	$(0.68)	$(0.35)
Diluted	$1.26	$(0.68)	$(0.35)
Weighted average number of common shares outstanding — Basic	32,987,077	14,912,942	10,150,506
Weighted average number of common shares outstanding — Diluted	33,430,438	14,912,942	10,150,506
Cash dividends paid per common share	$0.45	—	—

(a)	For the periods ended October 31, 2004 and prior, owner’s equity consisted of owner’s net investment, and, therefore, no income (loss) per share data has been presented.

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income and
Combined Consolidated Statements of Owner’s Net Investment and Comprehensive Income
(Dollars in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Owner’s Net Investment	Comprehensive Income
	Shares	Amount	Shares	Amount
Predecessor:
Balance at December 31, 2003	—	$—	—	$—	$—	$—	$477	$100,998
Comprehensive income:
Net income	—	—	—	—	—	—	—	15,524	$15,524
Foreign currency translation adjustment	—	—	—	—	—	—	52	52	52
Comprehensive income									$15,576
Capital contributions from Parent								37,694
Distributions to Parent	—	—	—	—	—	—	—	(12,390)
Balance at October 31, 2004	—	$—	—	$—	$—	$—	$529	$141,878
Successor:
Sale of common stock	9,812,139	$10	—	$—	$87	$—	$—	$—
Comprehensive income:
Net income	—	—	—	—	—	4,869	—	—	$4,869
Foreign currency translation adjustment	—	—	—	—	—	—	17	—	17
Comprehensive income									$4,886
Accretion of preferred stock to redemption value						(4,672)
Preferred stock dividends	—	—	—	—	—	(3,738)	—	—
Balance at December 31, 2004	9,812,139	10	—	—	87	(3,541)	17	—
Sale of common stock — initial public offering	11,500,000	12	—	—	189,188	—	—	—
Conversion — redeemable common and preferred stock	11,570,069	11	—	—	201,197	—	—	—
Common shares issued to management			—	—	3,917	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	9,672	—	—	$9,672
Foreign currency translation adjustment	—	—	—	—	—	—	(67)	—	(67)
Unrealized losses — cash flow hedges, net of income taxes of $370	—	—	—	—	—	—	(668)	—	(668)
Comprehensive income									$8,937
Preferred stock dividends	—	—	—	—	—	(19,868)		—
Balance at December 31, 2005	32,882,208	33	—	—	394,389	(13,737)	(718)	—
Stock compensation — issuance of stock options.	—	—	—	—	38	—	—	—
Stock options exercised	420,823	—	—	—	13	—	—	—
Treasury stock purchased	—	—	136,250	(2,862)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	42,133	—	—	42,133
Foreign currency translation adjustment	—	—	—	—	—	—	353	—	353
Unrealized gains — cash flow hedges, net of income taxes of $2,232	—	—	—	—	—	—	4,028	—	4,028
Comprehensive income									$46,514
Common stock dividends	—	—	—	—	—	(24,920)	—	—
Balance at December 31, 2006	33,303,031	$33	136,250	$(2,862)	$394,440	$3,476	$3,663	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.
Consolidated Statement of Cash Flows and Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

	Successor			Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Two months December 31, 2004	Ten months October 31, 2004
Cash flows from operating activities:
Net income	$42,133	$9,672	$4,869	$15,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,849	115,138	19,769	119,449
Net (gain) loss on sale of leasing equipment	(6,242)	(9,665)	(126)	3,325
Deferred income taxes	25,412	6,846	2,300	(20,782)
Unrealized loss (gain) on interest rate swaps	8,282	(12,499)	(2,432)	—
Write-off of deferred financing costs	2,367	43,503	—	—
Amortization of deferred financing costs	786	4,023	—	—
Stock compensation charge	38	3,917	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,848)	3,276	2,882	(5,701)
Accounts payable	1,017	2,944	(14,030)	13,558
Accrued expenses	10,399	(8,732)	9,109	(12,357)
Income taxes payable	103	(1,441)	380	(12,793)
Other assets	833	(63)	5,449	3,438
Equipment purchased for resale	(840)	(8,778)	(751)	958
Other, net	(3,476)	776	(1,343)	775
Net cash provided by operating activities	181,813	148,917	26,076	105,394
Cash flows from investing activities:
Cash paid to consummate the Acquisition, net of cash acquired	—	—	(1,209,242)	—
Purchases of leasing equipment	(197,983)	(145,539)	(29,775)	(256,882)
Proceeds from sale of equipment, net of selling costs	58,462	90,481	9,721	46,898
Investments in finance leases	(64,664)	(44,493)	—	(4,301)
Cash collections on finance lease receivables, net of unearned income	15,248	8,737	574	2,698
Other	353	(67)	—	—
Net cash used in investing activities	(188,584)	(90,881)	(1,228,722)	(211,587)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1,205	195,328	—
Proceeds from issuance of common stock	—	189,200	100	—
Stock options exercised	13	—	—	—
Financing fees paid under debt facilities	(6,420)	—	(48,358)	—
Borrowings under debt facilities	838,710	858,000	1,080,000	—
Payments under debt facilities	(776,833)	(1,072,000)	(8,000)	—
Purchases of treasury stock	(2,862)	—	—	—
(Increase) in restricted cash	(14,526)	—	—	—
Common dividends paid	(14,929)	—	—	—
Preferred dividends paid	—	(23,606)	—	—
Change in due to affiliates, net	—	—	—	90,061
Net capital contributions from Parent	—	—	—	25,304
Net cash provided by (used in) financing activities	23,153	(47,201)	1,219,070	115,365
Net increase in cash and cash equivalents	16,382	10,835	16,424	9,172
Unrestricted cash and cash equivalents, beginning of period	27,259	16,424	—	2,167
Unrestricted cash and cash equivalents, end of period	$43,641	$27,259	$16,424	$11,339
Supplemental disclosures:
Interest paid	$47,632	$78,994	$32	$—
Income taxes paid	$167	$1,362	$—	$—
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$23,813	$14,627	$—	$—
Transfers from leasing equipment to finance leases	$25,086	$22,145	$—	$5,839

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

TAL International Group, Inc. (‘‘TAL,’’ the ‘‘Company,’’ or ‘‘Successor’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of the acquisition transaction described below. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of TAL International Container Corporation (‘‘TALI’’) and Trans Ocean Ltd. (‘‘TOL’’),, formerly known as Transamerica Leasing Inc., and their subsidiaries.

Transamerica Maritime Container (the ‘‘Predecessor’’) consisted of the maritime container operations of Transamerica Finance Corporation (‘‘TFC,’’ the ‘‘Parent’’ or ‘‘Parent Company’’). The combined consolidated financial statements of the Predecessor have been derived from the accounting records of TALI and TOL and certain of their subsidiaries. Material intercompany and inter-division balances have been eliminated in combination and consolidation. TALI and TOL were wholly-owned indirect subsidiaries of TFC, which is an indirect subsidiary of AEGON N. V.

The Company provides (and the Predecessor provided) long-term leases, service leases and finance leases, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also provides container sales and positioning services. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

Effective October 31, 2004, TAL acquired all of the outstanding capital stock of TALI and TOL for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller (an affiliate of AEGON N.V.). This acquisition of TALI and TOL is referred to as the ‘‘Acquisition.’’ The Acquisition was accounted for using the purchase method of accounting, and, accordingly, the consideration paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The excess of the consideration paid over the estimated fair value of the net assets acquired and liabilities assumed, including separately identifiable intangible assets, was allocated to goodwill.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

As a result of the Acquisition, the financial information for the period after October 31, 2004 represents that of the Successor Company. Prior to October 31, 2004, the combined consolidated financial statements include the accounts of the Predecessor Company as described above. Due to the change in the basis of accounting resulting from the application of the purchase method of accounting, the Predecessor Company’s combined consolidated financial statements and Successor Company’s consolidated financial statements are not necessarily comparable.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is provided based upon a review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.

Concentration of Credit Risk

The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history. For both years ended December 31, 2006 and 2005, one customer accounted for 18% of leasing revenues. The same one customer accounted for 16% of leasing revenues for both the ten months ended October 31, 2004 and two months ended December 31, 2004. For the years ended December 31, 2006 and 2005, another customer accounted for 62% and 72%, respectively, of net investment in finance leases.

Net Investment in Finance Leases

The amounts reported as net investment in finance leases are recorded at the aggregate future lease payments, including any purchase options granted to customers, less unearned income. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenue.

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the equipment’s estimated useful life. The estimated useful lives for the Company’s leasing equipment ranges from 10 to 20 years from the date of manufacture, for both the

Successor and Predecessor companies. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. The Company charges repair and maintenance costs, to direct operating expenses as incurred.

The net book value of the leasing equipment by principal equipment type at December 31, 2006 and 2005 was (in thousands):

	2006	2005
Dry container units	$746,637	$733,324
Refrigerated container units	230,799	238,772
Special container units	55,820	54,912
Chassis	47,267	9,355
	$1,080,523	$1,036,363

Included in the amounts above are units not on lease at December 31, 2006 and 2005 with a total net book value of $73.0 million and $110.4 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expenses in the consolidated statement of operations.

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

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment.

Goodwill

In connection with the Acquisition, the Company recorded $71.9 million of goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 141, Goodwill and Other Intangible Assets (‘‘SFAS No. 141’’). SFAS No.141 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment, which is performed by the Company in the fourth quarter of each year. The Company’s annual review of goodwill as of October 31, 2006 indicated that no impairment of goodwill existed.

Deferred Financing Costs

Deferred financing costs represent the fees incurred in connection with the financing of the Company’s debt obligations and are amortized over the estimated term of the obligations using the effective interest method.

Unamortized deferred financing costs may be written off when the related debt obligations are refinanced prior to maturity and are determined to be an extinguishment of debt.

Intangibles

As a result of the purchase allocation, the Company recorded intangible assets related to the fair value of its lease relationships, which are included in other assets at December 31, 2006 and 2005. The fair value of the assets on the date of the Acquisition was $4.8 million, which is being amortized over three to seven years. Accumulated amortization was $1.9 million and $1.0 million as of December 31, 2006 and 2005, respectively. Estimated amortization for each of the next five years will be approximately $0.8 million, $0.6 million, $0.6 million, $0.5 million, and $0.4 million, respectively. No intangible assets existed prior to the Acquisition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and other assets approximate fair value at December 31, 2006 and 2005 because of the short-term maturity of those instruments.

The interest on the Company’s various credit facilities is based on variable interest rates. Therefore, the Company believes that the carrying value of its debt instruments at December 31, 2006 and 2005 approximates fair value.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide customers with specified equipment for a specified term. The leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire but allow the customer to pick up and drop off equipment at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received. Also, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes billings to customers for damages incurred and certain other pass through costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer.

Financing Leases with Customers

The Company enters into financing leases as lessor for some of the equipment in the Company’s fleet. The net investment in financing leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Financing leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option to purchase the equipment at the end of the lease term.

Equipment Trading Revenue and Expense

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The related expenses are recognized as incurred and are presented as equipment trading expense in the consolidated statements of operations.

Management Fee Income

The Company manages equipment which is owned by third parties, and earns management fees based on the income earned by the leasing of that equipment. Amounts collected by the Company as agent on behalf of third parties that own such equipment are not included in revenue and costs paid for managed equipment are not included in expenses by the Company.

Other Revenues

Other revenues principally include fee income for third party positioning of equipment.

Direct Operating Expenses

Direct operating expenses are directly related to the Company’s equipment under and available for lease. These expenses primarily consist of the Company’s costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease, and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

Equipment Rental Expense

Equipment rental expense is the Company’s cost of equipment that it leases from others.

Derivative Instruments

The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS No. 133’’), as amended and interpreted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities. Effective April 12, 2006, the Company de-designated its existing hedging agreements (see Note 4).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the Company’s financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company’s UK subsidiaries. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in shareholders’ equity and owner’s net investment as accumulated other comprehensive income.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted SFAS No.123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Given that the options outstanding upon adoption of SFAS No. 123R were fully vested, the adoption of SFAS No.123R did not have an impact on the financial position, results of operations or cash flows of the Company. However, grants made during 2006 and any future grants of share-based compensation did and will result in the recognition of compensation expense.

Comprehensive Income

Comprehensive income includes net income (loss), unrealized gains (losses), net of income taxes on derivative instruments designated as cash flow hedges and foreign translation adjustments. No other elements of comprehensive income exist.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2005 and the two months ended December 31, 2004, basic loss per share and diluted loss per share were the same due to the net losses applicable to common shareholders in both periods.

All common share and per share information have been retroactively adjusted to reflect a 101.5052-for-1 stock split which became effective prior to the consummation of the initial public offering (‘‘IPO’’) on October 17, 2005.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157, and does not believe it will have any impact on its consolidated results of operations and financial position.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. Management does not expect any significant impact to its consolidated results of operations and financial position.This estimate is subject to change as Management finalizes its analysis.

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

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	December 31, 2006	December 31, 2005
Asset securitization facility	$—	$710,000
Asset backed securitization (ABS)
Term notes	634,667	—
Warehouse facility	132,500	—
Revolving credit facilities	126,500	148,000
Finance lease facility	12,500	—
Port equipment facility and other debt	13,710	—
Capital lease obligations	38,440	14,627
Total	$958,317	$872,627

Debt maturities (excluding capital lease obligations) amounts in thousands:

Fiscal years ending
2007	$70,450
2008	208,433
2009	85,977
2010	85,871
2011	85,776
2012 and thereafter	383,370
Total	$919,877

Asset Backed Securitization Program

Effective August 1, 2005, the Company entered into an asset securitization facility (the ‘‘Asset Securitization Facility’’) pursuant to which it contributed certain eligible containers, together with the related leases, to TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes.

On August 1, 2005, the Company made its initial transfer of eligible containers to the SPE, which then issued an initial series of asset backed notes with a maximum aggregate principal amount of $875.0 million, (the ‘‘Series 2005-1 Notes’’). The SPE’s initial borrowing under the asset securitization facility was $705.0 million. As of December 31, 2005, the outstanding balance under the facility was $710.0 million.

The SPE’s borrowing capacity under the Series 2005-1 Notes was determined by reference to a variable advance rate percentage of the net book values of the SPE’s eligible containers, subject to certain adjustments. Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $710.7 million at December 31, 2005. At December 31, 2005, the applicable commitment fee and interest rate were 0.25% and LIBOR plus 1.50%, respectively. The weighted average interest rate on this facility as of December 31, 2005 was 5.7%.

On April 12, 2006, the SPE issued two series of floating rate secured notes under its Asset Backed Securitization (‘‘ABS’’) program designed to reduce borrowing costs and enhance financing resources for the Company’s container fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the ‘‘Series 2006-1 Notes’’ or ‘‘ABS Term Notes’’). The proceeds from this issuance, along with available cash, were used to repay the outstanding borrowings under the Asset Securitization Facility. A write-off of $2.4 million was recorded in 2006 for certain deferred financing fees associated with this re-financing. The Series 2006-1 Notes amortize in equal monthly installments and have a final maturity of April 2021. At December 31, 2006, the outstanding balance under the ABS Term Notes was $634.7 million. At December 31, 2006, the applicable interest rate, including the insurance premium, was LIBOR plus 0.48%. The weighted average interest rate on the ABS Term Notes was 5.7%.

On April 12, 2006, the SPE entered into a floating rate revolving facility (the ‘‘Series 2005-1 Notes’’ or the ‘‘ABS Warehouse Facility’’) under the ABS program. The ABS Warehouse Facility provides up to $300.0 million of borrowing capacity to support future fleet expansion. The Series 2005-1 Notes have a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a final maturity of April 2023. At December 31, 2006, the outstanding balance under the ABS Warehouse Facility was $132.5 million. At December 31, 2006, the applicable commitment fee was 0.30%, including the insurance premium, and the applicable interest rate was LIBOR plus 0.74%, including the insurance premium. The weighted average interest rate on the ABS Warehouse Facility was 6.0%.

All debt issued under the ABS program is collateralized by the assets of the SPE consisting of the revenue earning containers used in the Company’s leasing business, restricted cash and certain receivables related to revenue earning containers. The SPE’s borrowing capacity under the ABS program is determined by reference to an advance rate percentage of the net book values, as calculated in the ABS program documents of the SPE’s eligible containers, subject to certain adjustments and restricted cash. Under the ABS program, the SPE is required to maintain restricted cash balances on deposit in a designated bank account.

Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $770.4 million at December 31, 2006. At December 31, 2006, the Company was in compliance with all of the ABS program covenant requirements.

Revolving Credit Facilities

In connection with the Acquisition, the Company entered into an $875.0 million Senior Secured Credit Facility (‘‘SSCF’’). Upon the closing of the Asset Securitization Facility on August 1, 2005, the Company amended and restated the SSCF to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. Effective June 1, 2006, the Company further amended the SSCF to reduce the interest rate margin from LIBOR plus 2.125% to LIBOR plus 1.375% and to reduce the maximum aggregate commitments thereunder to $165.0 million. The final maturity date of this facility is August 1, 2008. The outstanding balance under the facility was $126.5 million at December 31, 2006 and $148.0 million at December 31, 2005.

The Company’s borrowing capacity under this facility is based upon a variable advance rate percentage of the net book values, as calculated in the credit agreement, of the Company’s eligible containers and eligible chassis, subject to certain adjustments. At December 31, 2006, the variable advance rate percentage was 85%, and is subject to annual decreases of 1% for each full calendar year following the IPO until a minimum advance rate of 82% is reached. At December 31, 2006, the borrowing capacity was $158.1 million.

The Company’s eligible containers for the purposes of determining borrowing capacity under this facility does not include any containers transferred to the SPE. The SSCF is secured by a first priority lien on the Company’s eligible containers, eligible chassis, related leases and lease rights and a pledge of the equity interests of the SPE.

At December 31, 2006, the SSCF applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 1.375%. Interest and fees and a portion of the outstanding principal amount of the loans under this facility, together with certain other amounts, are payable on a quarterly basis. The portion of the outstanding principal amount of the loans, if any, payable on any such payment date will be equal to the amount by which the outstanding principal amount of the loans exceeds the Company’s then effective borrowing capacity. The weighted average interest rate under this facility for the year ended December 31, 2006 was 6.8%. The weighted average interest rate under this facility for 2005 was 6.2%. At December 31, 2006 and 2005, the Company was compliant with all of the covenant requirements under this facility.

Effective June 7, 2006, the Company entered into an additional revolving credit facility (the ‘‘Swing Line Facility’’) to support general working capital requirements. The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net book values of the containers and chassis not included in the SPE. The commitment under the Swing Line Facility is $10.0 million and there was no outstanding balance at December 31, 2006. At December 31, 2006, the applicable commitment fee was 0.375%, and the applicable interest rate was LIBOR plus 2.00%.

Finance Lease Facility

On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the ‘‘Finance Lease Facility’’). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The commitment under the Finance Lease Facility is $50.0 million. At December 31, 2006, the applicable commitment fee and interest rate is 0.30% and LIBOR plus 1.00%, respectively. The outstanding balance under the facility was $12.5 million at December 31, 2006. The weighted average interest rate on the Finance Lease Facility was 6.3%.

Port Equipment Facility and Other Debt

On December 28, 2006, the Company entered into a Euro denominated credit facility to support its financing of port equipment (the ‘‘Port Equipment Facility’’). The Port Equipment Facility has an eight year term, which amortizes on a monthly basis. At December 31, 2006, the applicable interest rate was EURIBOR plus 1.00%. The outstanding balance under the facility was $12.9 million at December 31, 2006. The weighted average interest rate on the Port Equipment Facility was 4.7%.

During June 2006, the Company entered into an interim agreement with a financial institution to provide funding for chassis equipment that will be included in a future TRAC lease. At December 31, 2006, the advances totaled $0.8 million. The interest rate at December 31, 2006 was LIBOR plus 1.375% and the weighted average interest rate was 6.7%. In December 2006, this agreement was extended through June 2007.

Capital Lease Obligations

The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year Terminal Rental Adjustment Clause (‘‘TRAC’’) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases. The weighted average interest rate for these leases as of December 31, 2006 and 2005 is 5.4% and 5.5%, respectively. The total lease obligation was $38.4 million as of December 31, 2006, and was $14.6 million as of December 31, 2005.

At December 31, 2006, future lease payments under these capital leases are as follows (in thousands):

2007	$4,198
2008	3,906
2009	3,912
2010	4,187
2011	4,187
2012 and thereafter	30,014
50,404
Less: amount representing interest	(11,964)
Capital lease obligation	$38,440

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

The Company treats realized gains and losses on its interest rate swap contracts as reductions or increases to interest and debt expense as payments are received or made.

As of December 31, 2006, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Swap Date	Notional Amount		Fixed Leg Interest Rate	Term
December 14, 2004	$193.3 million		3.82%	7 years — amortizing
December 14, 2004	$193.3 million		3.82%	7 years — amortizing
December 14, 2004	$96.7 million		3.82%	7 years — amortizing
October 28, 2005	$100.0 million		4.82%	6 years — non-amortizing
October 28, 2005	$25.0 million		4.71%	2.75 years — non-amortizing
July 13, 2006	$50.0 million		5.52%	5 years — non-amortizing
July 19, 2006	$33.0 million		5.56%	11 years — amortizing
November 29, 2006	$12.9 million	*	3.83%	8 years — amortizing

*	Interest rate swap is Euro denominated and based on 1-month EURIBOR, and has been converted to U.S. Dollars using the exchange rate at December 31, 2006.

As of April 12, 2006, in conjunction with the ABS program described above, the Company de-designated all of its existing interest rate swap contracts. Previously, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. Therefore, during the designation period beginning November 1, 2005 and ending April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income. Changes in the fair value of these interest rate swap contracts in periods before and after designation have been recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized loss (gain) on interest rate swaps using the interest method over the remaining life of the contracts. As of December 31, 2006, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $ 5.2 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.9 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The net fair value of the interest rate swap contracts was $11.9 million at December 31, 2006, and $13.9 million at December 31, 2005. Fair value of $13.9 million as of December 31, 2006 and $13.9 million at December 31, 2005 are included in other assets in the consolidated balance sheets. Fair value of $2.0 million at December 31, 2006 is a liability and is included in accrued expenses in the consolidated balance sheets.

In its consolidated statements of operations, the Company recognized a net unrealized loss of $8.3 million, a net unrealized gain of $12.5 million and a net unrealized gain of $2.4 million for the years ended December 31, 2006 and 2005 and the two months ended December 31, 2004, respectively, which predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Note 5 — Net Investment in Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2006	December 31, 2005
Gross finance lease receivables	$228,883	$112,600
Unearned income	(76,297)	(38,781)
Net investment in finance leases	$152,586	$73,819

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2006 are as follows (in thousands):

2007	$31,023
2008	26,860
2009	25,156
2010	22,626
2011	20,294
2012 and thereafter	102,924
$228,883

Note 6 — Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share of the Company for the years ended December 31, 2006 and 2005 and the two months ended December 31, 2004 (in thousands, except share data):

	Year ended December 31, 2006	Year ended December 31, 2005	Two months ended December 31, 2004
Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings (loss) per share	$42,133	$(10,196)	$(3,541)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	32,987,077	14,912,942	10,150,506
Dilutive stock options	443,361	—	—
Weighted average shares for diluted earnings (loss) per share	33,430,438	14,912,942	10,150,506
Earnings (loss) per share: — Basic	$1.28	$(0.68)	$(0.35)
Earnings (loss) per share — Diluted	$1.26	$(0.68)	$(0.35)

For the years ended December 31, 2006 and 2005 and the two months ended December 31,2004 options to purchase 6,500, 1,066,807 and 400,945 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

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

Common Stock Exchange

Prior to the IPO, certain employees of the Company purchased common stock subject to redemption. Upon completion of the IPO on October 17, 2005, all 392,034 outstanding shares of common stock subject to redemption were converted to an equal number of shares of common stock.

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the year ended December 31, 2006 at a total cost of approximately $2.9 million.

Dividends

On September 26, 2006, the Company paid a quarterly dividend of $0.20 per share or an aggregate of approximately $6.6 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on September 12, 2006.

On December 8, 2006, the Company paid a quarterly dividend of $0.25 per share or an aggregate of approximately $8.3 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on November 21, 2006.

On December 19, 2006, our Board of Directors approved and declared a $0.30 per share quarterly cash dividend on our issued and outstanding common stock, which will be payable on March 9, 2007 to shareholders of record at the close of business on February 23, 2007. The accrued dividend of approximately $10.0 million was reflected as an accrued expense on the consolidated balance sheet at December 31, 2006.

Stock Options

2004 Management Stock Plan

During 2004, the Company adopted the 2004 Management Stock Plan (the ‘‘2004 Plan’’), which provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted stock and certain other instruments to employees, consultants and members of the Company’s board of directors. A total of 534,425 shares were reserved for issuance under the 2004 Plan.

During 2004, options to purchase a total of 400,945 shares were granted at an exercise price of $0.01 per share, which the board of directors believed equaled the fair value per share of the Company’s common stock.

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

During the year ended December 31, 2006, options to purchase 21,000 shares were granted at exercise prices equal to fair market values of the stock as of the grant date, with exercise prices ranging from $21.99 to $24.69 per share. These options vest ratably over four years, and have a contractual life of ten years.

Approximately eighteen thousand dollars of compensation cost is reflected in administrative expense in the Company’s statement of operations for the year ended December 31, 2006 as a result of 21,000 new options granted during 2006. Total unrecognized compensation cost of approximately eighty-four thousand dollars as of December 31, 2006 related to options granted during 2006 will be recognized over the remaining vesting period of approximately 3.5 years.

The Company computed the estimated fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility was based on computed volatility from trading activity of TAL stock since its IPO date and volatilities of other similar companies for prior periods. The expected term represents an estimate of the time the options are expected to remain outstanding, which was calculated in 2006 as the average of the sum of the vesting period and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. For options granted during the year ended December 31, 2006, the following assumptions were utilized in computing the fair value of the options: expected volatility of 28%, expected term of 6.5 years, expected annual dividends of $0.80, and risk-free rates of 4.73% — 4.82%.

The weighted-average fair value of options granted during 2006 was $4.88. Cash received from employee exercises of stock options during 2006 was approximately thirteen thousand dollars. TAL did not recognize any tax benefits associated with these exercises, as the options represent ‘‘qualified’’ options for U.S. income tax purposes, which do not statutorily result in a tax deduction upon exercise.

In addition, approximately twenty thousand dollars of compensation cost is reflected in administrative expense in 2006 related to a stock option modification related to a previously vested option grant. The Board of Directors approved an amendment to the stock option plans to permit participants whose employment terminates to exercise any unexercised vested options within 90 days of the date their employment terminates.

Options granted in November 2004 to purchase 400,945 shares and options granted in April 2005 to purchase 53,667 shares became fully vested as of the date of the IPO on October 17, 2005. Options granted to purchase 612,195 shares at an exercise price equal to the IPO offering price of $18.00 per share on the IPO date became fully vested as of December 30, 2005 as their acceleration was approved by the Compensation Committee of the Company’s Board of Directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R). The future compensation expense that was not incurred, based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, was approximately $1.8 million per year in 2006, 2007 and 2008, and $1.5 million in 2009. However, the acceleration resulted in an increase of $7.4 million in the pro-forma stock-based compensation expense shown in 2005.

SFAS 123 Pro-forma Disclosures

The following table illustrates the effect on net loss and loss per share had the fair value method of accounting been applied to the Company’s stock compensation plans for the year ended December 31, 2005 and the two months ended December 31, 2004 (in thousands).

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

The estimated weighted average fair value of options granted during the year ended December 31, 2005 and the two months ended December 31, 2004 were $14.02 and $0.01 per share, respectively. The fair value of options granted under the Company’s stock compensation plans during the year ended December 31, 2005 and the two months ended December 31, 2004 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004
Expected life (in years)	10	10
Risk-free interest rates	4.80%	3.52%
Volatility	50%	50%
Dividend yield	—	—

Stock option activity under the Plans from January 1, 2006 to December 31, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2006	1,066,807	$10.33	9.4
Granted	21,000	$23.28
Exercised	(420,823)	$0.03		$9,521
Canceled	(1,507)
Outstanding December 31, 2006	665,477	$17.24	8.8	$6,289
Exercisable:
December 31, 2006	644,477	$17.04	8.8	$6,219

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

The following table sets forth certain of these transactions and their effects on the combined consolidated financial statements for the ten months ended October 31, 2004 (in thousands, except percentage amounts):

Ten months ended October 31, 2004
TFC allocated interest	$22,265
Average annual interest rate	3.8%
Employee compensation	$27,012
Other Parent costs	$1,348

Pension and Stock Savings Plans and Other Post Employment Benefits

The Predecessor participated with AEGON USA, Inc., an indirect U.S. subsidiary of AEGON, and certain of its subsidiaries (collectively, ‘‘AEGON USA’’) in a number of non-contributory defined benefit pension plans and other benefit programs covering most U.S. salaried employees and certain other participants. In addition, the Predecessor participated in the AEGON USA Employee Stock Savings Plan (‘‘the 401(k) plan’’). The 401(k) plan was a contributory defined contribution plan covering eligible U.S employees that elected to participate. The total expense relating to these plans totaled $0.8 million for the ten months ended October 31, 2004. Prior to the Acquisition, the maintenance of and the liability for the pension plans and other plans were the responsibility of AEGON USA.

Note 9 — Segment and Geographic Information

Industry Segment Information

The Company’s operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically. The Company leases four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis. As such, the Company believes that the business operates in one industry segment.

Geographic Segment Information

The Company’s customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international containers when the containers are in use and carrying cargo around the world. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers’ primary domicile (in thousands):

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Two months ended December 31,	Ten months ended October 31,
	2006	2005	2004	2004
Total revenues:
Domestic	$30,730	$30,695	$4,863	$27,057
Asia	142,522	143,507	22,665	112,207
Europe	110,187	125,927	21,108	108,561
Other international	20,009	18,386	2,826	13,683
Total	$303,448	$318,515	$51,462	$261,508

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s long-lived assets are considered to be international.

Note 10 — Net (Gain) Loss on Sale of Leasing Equipment

The net (gain) loss on sale of leasing equipment consists of the following (in thousands):

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Two months ended December 31,	Ten months ended October 31,
	2006	2005	2004	2004
Impairment loss on equipment held for sale	$3,276	$3,596	$925	$16,726
Gain on sale of equipment — net of selling costs	(9,518)	(13,261)	(1,051)	(13,401)
Net (gain) loss on sale of leasing equipment	$(6,242)	$(9,665)	$(126)	$3,325

Note 11 — Income Taxes

The following table sets forth the income tax expense (benefit) for the periods indicated (in thousands):

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Two months ended December 31,	Ten months ended October 31,
	2006	2005	2004	2004
Current taxes:
Federal	$—	$—	$240	$26,929
State	—	—	—	2,464
Foreign	190	244	140	315
	190	244	380	29,708
Deferred taxes:
Federal	22,339	7,020	2,107	(18,850)
State	638	77	187	(1,932)
Foreign	221	105	6	—
	23,198	7,202	2,300	(20,782)
Total	$23,388	$7,446	$2,680	$8,926

The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Two months ended December 31,	Ten months ended October 31,
	2006	2005	2004	2004
Federal income taxes at statutory rate	$22,932	$5,992	$2,642	$8,558
State income taxes (net of federal income tax benefit)	421	131	121	346
Reversal of state tax liabilities (net of federal income tax expense)	—	(81)	—	—
Non-deductible equity-based compensation relating principally to incentive stock options	—	1,371	—	—
Other/effect of permanent differences	35	33	(83)	22
	$23,388	$7,446	$2,680	$8,926

During 2005, New York State enacted a change in its tax law that favorably impacted the Company. Primarily as a result of this change in law the Company’s effective state income tax rate was reduced from 3% to 1%.

In conjunction with the Acquisition, both the seller and the purchaser elected to have the provisions of Internal Revenue Code Section 338(h)(10) apply to the sale, resulting in the transaction being treated as a taxable asset sale for U.S. income tax purposes. As a result of this election, the tax basis of the Company’s assets and liabilities were adjusted to fair market value, resulting in the elimination of the U.S. net deferred tax liability balance that existed immediately prior to the sale.

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

Pre-acquisition earnings associated with the Predecessor’s investments in its foreign subsidiaries were considered permanently reinvested by TFC. Therefore, no U.S. federal income taxes were provided on those earnings. The total undistributed foreign earnings for which no deferred U.S. taxes were accrued through the date of the Acquisition were approximately $3.6 million. For Post-Acquisition periods, U.S. income taxes have not been provided on earnings of the Company’s foreign subsidiaries as it is the Company’s policy to permanently reinvest its foreign earnings. The cumulative amount of such earnings was approximately $2.2 million at December 31, 2006. In connection with the Acquisition, the Company made elections under Internal Revenue Code Section 338(g), as permitted under the stock purchase agreement, to treat the stock acquisition of the foreign subsidiaries as asset acquisitions. The effect of the election was to treat the foreign corporations as new entities for the purchaser, with no prior earnings.

At October 31, 2004, the Company transferred all of its deferred income taxes to TFC for final settlement. In addition, as a result of the Company’s Internal Revenue Code Section 338(g) election the total undistributed foreign earnings of the Predecessor’s foreign subsidiaries of approximately $3.6 million as of the date of sale, for which deferred income taxes had not been provided by the Predecessor, were treated as distributed to the Predecessor as a dividend.

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	Years ended December 31,
	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$27,666	$32,729
Allowance for losses	349	534
Deferred income	5,051	4,281
Accrued liabilities & other	2,030	2,634
	35,096	40,178
Deferred income tax liabilities:
Accelerated depreciation	61,522	41,166
Goodwill amortization	3,993	3,299
Derivative instruments	4,232	4,952
	69,747	49,417
Net deferred income tax liability	$34,651	$9,239

The Company has U.S. Federal net operating loss carryforwards of approximately $77.6 million at December 31, 2006. These losses will expire in 2024 through 2026. The Company expects to fully apply these losses to the future taxable income that will be generated through the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. In addition, the Company is monitoring changes in ownership of its stock that may trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

Note 12 — Savings Plan

The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for the years ended December 31, 2006 and 2005 and two months ended December 31, 2004, were approximately $0.3 million, $0.2 million and $0.3 million, respectively.

Note 13 — Rental Income Under Operating Leases

The following are the minimum future rentals at December 31, 2006 due TAL under operating leases of the Company’s equipment (in thousands):

2007	$147,949
2008	112,700
2009	82,579
2010	48,546
2011	28,354
2012 and thereafter	31,148
$451,276

Note 14 — Commitments and Contingencies

Lease Commitments

The Company has non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was approximately $2.0 million, $2.2 million, $1.2 million, and $5.9 million, for the years ended December 31, 2006 and 2005, the two months ended December 31, 2004, and the ten months ended October 31, 2004, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2006 were as follows (in thousands):

2007	$2,141
2008	2,078
2009	2,223
2010	906
2011	609
2012 and thereafter	—
$7,957

At December 31, 2006 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2007	$409
2008	430
2009	430
2010	430
2011	609
2012 and thereafter	—
$2,308

Purchase Commitments

At December 31, 2006, the Company had commitments to purchase equipment in the amount of $68.8 million payable through the end of 2007.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, management of the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnities

The Senior Secured Credit Facility and the Asset Backed Securitization Program contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company’s debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2006:
Total revenues	$73,947	74,714	76,675	78,112
Net income	$9,505	13,320	4,450	14,858
Net income applicable to common stockholders	$9,505	13,320	4,450	14,858
Net income per basic common share	$0.29	0.40	0.13	0.45
Net income per diluted common share	$0.28	0.40	0.13	0.45
2005:
Total revenues	$77,532	80,533	81,079	79,371
Net income (loss)	$13,385	316	(5,755)	1,726
Net income (loss) applicable to common stockholders	$7,357	(5,815)	(12,323)	585
Net income (loss) per basic and diluted common share	$0.72	(0.57)	(1.21)	0.02

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of
TAL International Group, Inc.

We have audited the consolidated balance sheets of TAL International Group, Inc. (the ‘‘Successor Company’’) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and the period November 1, 2004 through December 31, 2004, and the combined consolidated statements of operations, owner’s net investment and comprehensive income, and cash flows for the period from January 1, 2004 through October 31, 2004 of Transamerica Maritime Container (the ‘‘Predecessor Company’’), and have issued our report thereon dated March 6, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

S-1

SCHEDULE II

TAL International Group, Inc.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	Beginning Balance	Additions/ (Reversals)	Write-offs	Other(a)	Ending Balance
Allowance for doubtful accounts:
Successor:
For the year ended December 31, 2006	$820	$(526)	$(19)	$(9)	$266
For the year ended December 31, 2005	$225	$559	$3	$33	$820
For the two months ended December 31, 2004	$—	$225	$—	$—	$225
Predecessor:
For the ten months ended October 31, 2004	$2,032	$300	$(38)	$16	$2,310
Allowance for equipment loss:
Successor:
For the year ended December 31, 2006	$138	$(3)	$(118)	$—	$17
For the year ended December 31, 2005	$—	$138	$—	$—	$138
For the two months ended December 31, 2004	$—	$—	$—	$—	$—
Predecessor:
For the ten months ended October 31, 2004	$3,402	$(1,615)	$(114)	$—	$1,673

(a)	Primarily relates to the effect of foreign currency translation.

S-2