Form 10-Q
period 2007-03-31
TAL International Group, Inc.
filed 2007-05-10
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007
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

As of May 3, 2007, there were 33,257,723 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under ‘‘Risk Factors’’ in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’), on March 13, 2007, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of March 31, 2007 (unaudited) and December 31, 2006 and for the three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 13, 2007, from which the accompanying December 31, 2006 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $14,516 and $14,526)	$49,082	$58,167
Accounts receivable, net of allowances of $385 and $266	37,874	39,318
Net investment in finance leases	158,537	152,586
Leasing equipment, net of accumulated depreciation and allowances of $227,488 and $208,756	1,116,454	1,080,523
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $2,334 and $2,132	2,794	2,855
Equipment held for sale	26,665	20,768
Goodwill	71,898	71,898
Deferred financing costs	6,767	6,957
Other assets (including fair value of derivative instruments)	19,581	22,591
Total assets	$1,489,652	$1,455,663
Liabilities and stockholders’ equity:
Accounts payable	$62,565	$13,273
Accrued expenses (including fair value of derivative instruments)	39,712	50,453
Income taxes payable	280	219
Deferred income tax liability	40,537	34,651
Debt	936,987	958,317
Total liabilities	1,080,081	1,056,913
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,393,973 and 33,303,031 shares issued, respectively	33	33
Treasury stock, at cost, 136,250 shares	(2,862)	(2,862)
Additional paid-in capital	394,544	394,440
Retained earnings	14,576	3,476
Accumulated other comprehensive income	3,280	3,663
Total stockholders’ equity	409,571	398,750
Total liabilities and stockholders’ equity	$1,489,652	$1,455,663

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Leasing revenues, including income recognized on finance leases of $4,201 and $2,286, respectively	$68,181	$67,541
Equipment trading revenue	9,238	5,019
Management fee income	1,589	1,576
Other revenues	564	477
Total revenues	79,572	74,613
Expenses:
Equipment trading expenses	7,399	4,225
Direct operating expenses	7,372	6,723
Administrative expenses	10,254	9,539
Depreciation and amortization	24,496	25,489
Provision for doubtful accounts	117	471
Net (gain) loss on sale of leasing equipment	(2,420)	108
Interest and debt expense	11,911	12,456
Unrealized loss on interest rate swaps	3,191	854
Total expenses	62,320	59,865
Income before income taxes	17,252	14,748
Income tax expense	6,166	5,243
Net income	$11,086	$9,505
Net income per common share — Basic	$0.33	$0.29
Net income per common share — Diluted	$0.33	$0.28
Weighted average number of common shares outstanding — Basic	33,184	32,882
Weighted average number of common shares outstanding — Diluted	33,378	33,459
Cash dividends paid per common share	$0.30	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$11,086	$9,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,496	25,489
Amortization of deferred financing costs	230	110
Net (gain) loss on sale of leasing equipment	(2,420)	108
Unrealized loss on interest rate swaps	3,191	854
Deferred income taxes	5,886	7,953
Stock compensation charge	105	—
Equipment purchased for resale	(4,823)	2,923
Changes in operating assets and liabilities	(1,868)	(3,668)
Net cash provided by operating activities	35,883	43,274
Cash flows from investing activities:
Payments for leasing equipment	(24,719)	(13,185)
Investment in finance leases	(8,663)	(1,839)
Proceeds from sale of equipment, net of selling costs	14,433	12,269
Cash collections on financing leases, net of unearned income	5,131	2,986
Other	22	6
Net cash (used in) provided by investing activities	(13,796)	237
Cash flows from financing activities:
Dividends paid	(9,959)	—
Borrowings under debt facilities	29,788	—
Payments under debt facilities	(51,001)	(40,000)
Decrease (increase) in restricted cash	10	—
Net cash used in financing activities	(31,162)	(40,000)
Net (decrease) increase in cash and cash equivalents	(9,075)	3,511
Unrestricted cash and cash equivalents, beginning of period	43,641	27,259
Unrestricted cash and cash equivalents, end of period	$34,566	$30,770
Supplemental non-cash investing activities:
Accrued and unpaid purchases of leasing equipment	$53,212	$16,605

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

C.    Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is required to adopt the provisions of SFAS No. 159 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 8 for additional discussion of the Company’s adoption of FIN 48 on January 1, 2007.

Note 2 — Treasury Stock and Dividends Paid

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the year ended December 31, 2006 at a total cost of approximately $2.9 million.

Dividends Paid

On March 9, 2007, the Company paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

Note 3 — Stock-Based Compensation Plans

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

There was approximately six thousand dollars of compensation cost reflected in administrative expense in the Company’s statement of operations for the three months ended March 31, 2007 related to the Company’s stock-based compensation plans as a result of 21,000 new options granted during the year ended December 31, 2006. Total unrecognized compensation cost of approximately seventy-eight thousand dollars as of March 31, 2007 related to the new options granted during the year ended December 31, 2006 will be recognized over the remaining vesting period of approximately 3.25 years.

In addition, approximately ninety-eight thousand dollars of compensation cost is reflected in administrative expense related to the Company’s stock-based compensation plans as a result of the issuance of 60,000 shares of restricted stock on January 26, 2007. On that date, the Company’s closing stock price was $26.30, which resulted in a total fair value of the restricted shares of approximately $1.6 million. The restricted stock will become fully vested on January 1, 2010. Total unrecognized compensation cost of approximately $1.5 million as of March 31, 2007 related to the new restricted stock will be recognized over the remaining vesting period of approximately 2.75 years.

Cash received from employee exercises of stock options for the three months ended March 31, 2007 was approximately three hundred dollars. TAL did not recognize any tax benefits associated with these exercises.

Stock option activity under the Plans from January 1, 2007 to March 31, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2007	665,477	$17.24	8.8
Granted	—
Exercised	(30,942)	$0.01		$787
Canceled	—
Outstanding March 31, 2007	634,535	$18.08	8.6	$3,756
Exercisable:
March 31, 2007	613,535	$17.90	8.5	$3,743

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Asset backed securitization (ABS)
Term notes	$617,667	$634,667
Warehouse facility	158,500	132,500
Revolving credit facilities	92,500	126,500
Finance lease facility	12,500	12,500
Port equipment facility	15,229	12,868
Other debt	2,268	842
Capital lease obligations	38,323	38,440
Total	$936,987	$958,317

Interest Rate Swaps

During the quarter ended March 31, 2007, the Company entered into interest rate swap contracts which are included in the summary table below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Swap Date	Notional Amount at March 31, 2007		Fixed Leg Interest Rate	Term
February 5, 2007	$2.6 million	*	4.16%	8 years – amortizing
February 7, 2007	$75.0 million		5.05%	5 years – non-amortizing
March 2, 2007	$100.0 million		4.88%	6 years – non-amortizing
March 19, 2007	$50.0 million		4.88%	5 years – non-amortizing

*	Interest rate swap is Euro denominated and is based on one-month EURIBOR, and has been converted to U.S. Dollars using the exchange rate at March 31, 2007.

As of March 31, 2007, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$906.1 million	4.39%	4.9 years

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

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of March 31, 2007, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $4.6 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.6 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The net fair value of the interest rate swap contracts was $8.1 million at March 31, 2007, and $11.9 million at December 31, 2006. Fair value of $11.0 million as of March 31, 2007 and $13.9 million at December 31, 2006 are included in other assets in the consolidated balance sheets. Fair value of $2.9 million at March 31, 2007 and $2.0 million at December 31, 2006 are included in accrued expenses in the consolidated balance sheets. In its consolidated statements of operations, the Company recognized a net unrealized loss of $3.2 million for the three months ended March 31, 2007 and a net unrealized loss of $0.9 million for the three months ended March 31, 2006, which predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Note 5 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except earnings per share):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$11,086	$9,505
Denominator:
Weighted average shares outstanding for basic earnings per share	33,184	32,882
Dilutive stock options	194	577
Weighted average shares for diluted earnings per share	33,378	33,459
Earnings per share:
Basic	$0.33	$0.29
Diluted	$0.33	$0.28

Note 6 — Segment and Geographic Information

Industry Segment Information

The Company operates in one industry segment, intermodal equipment leasing.

Geographic Segment Information

The Company’s customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2007	2006
Total revenues:
Domestic	$8,014	$7,294
Asia	37,691	34,072
Europe	27,767	28,545
Other International	6,100	4,702
Total	$79,572	$74,613

As substantially all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company’s containers are considered to be international.

Note 7 — Commitments and Contingencies

At March 31, 2007, commitments for capital expenditures totaled approximately $133.8 million, principally through the remainder of 2007.

Note 8 — Income Taxes

The consolidated income tax expense for the three month periods ended March 31, 2007 and 2006 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2007 and 2006, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company has adopted the provisions of FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, the Company has evaluated all of its tax positions, and has determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. We do not believe there will be any material changes in unrecognized tax positions over the next 12 months.

As a result of the Acquisition on October 31, 2004, as well as the IRC section 338(h)(10) election made in 2004, the Company has filed U.S. Federal and State income tax returns only for tax years since the Acquisition. The tax returns for these years are subject to examination by the tax authorities. Non-U.S. income tax filings are not considered material.

Our policy is to record interest and penalties associated with unrecognized tax benefits as part of income tax expense. At the date of adoption, as well as for the current quarter, we did not have any accrued interest or penalties for uncertain tax positions.

Note 9 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$11,086	$9,505
Other comprehensive income:
Foreign currency translation adjustments	22	6
Unrealized (loss) gain on derivative instruments designated as cash flow hedges (net of tax (benefit) expense of $(225) and $2,782, respectively)	(405)	5,022
Total	$10,703	$14,533

The balance included in comprehensive income for cumulative translation adjustments as of March 31, 2007 and December 31, 2006 was $325 and $303, respectively.

Note 10 — Subsequent Events

Quarterly Dividend

The Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on May 30, 2007 to shareholders of record at the close of business on May 17, 2007.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2007. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2007, our fleet consisted of 649,025 containers and chassis, including 69,156 containers under management for third parties, representing approximately 1,053,000 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and approximately 181 third party container depot facilities in 37 countries as of March 31, 2007. Our customers are among the world’s largest shipping lines.

We primarily lease four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis which are used for the transportation of containers domestically. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of March 31, 2007, dry, refrigerated, special containers and Trader represented approximately 85%, 5%, 7% and 2% of our fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of March 31, 2007. In addition, in December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers, tractors, trailers and related equipment.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	March 31, 2007			December 31, 2006			March 31, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	497,180	53,667	550,847	492,497	54,675	547,172	466,503	58,355	524,858
Refrigerated	34,648	1,024	35,672	33,990	1,048	35,038	33,371	1,534	34,905
Special	29,084	14,465	43,549	27,418	14,765	42,183	26,555	15,618	42,173
Chassis	7,078	—	7,078	6,579	—	6,579	2,790	—	2,790
Subtotal	567,990	69,156	637,146	560,484	70,488	630,972	529,219	75,507	604,726
Trader	11,879	—	11,879	8,815	—	8,815	7,459	—	7,459
Total	579,869	69,156	649,025	569,299	70,488	639,787	536,678	75,507	612,185

	Equipment Fleet in TEU’s
	March 31, 2007			December 31, 2006			March 31, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	796,049	91,968	888,017	787,687	93,525	881,212	742,377	99,455	841,832
Refrigerated	62,820	1,617	64,437	61,208	1,652	62,860	59,714	2,217	61,931
Special	46,927	24,099	71,026	43,449	24,495	67,944	41,050	25,644	66,694
Chassis	12,406	—	12,406	11,508	—	11,508	4,930	—	4,930
Subtotal	918,202	117,684	1,035,886	903,852	119,672	1,023,524	848,071	127,316	975,387
Trader	17,422	—	17,422	13,799	—	13,799	11,398	—	11,398
Total	935,624	117,684	1,053,308	917,651	119,672	1,037,323	859,469	127,316	986,785

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of March 31, 2007, approximately 91% of our containers and chassis were on-hire to customers, with approximately 57% of our equipment on long-term leases, approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 8% on finance leases. In addition, approximately 6% of our fleet was available for lease and approximately 3% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	March 31, 2007	December 31, 2006	March 31, 2006
Long-term lease	57.0%	58.1%	57.7%
Service lease	25.5	27.2	25.9
Finance lease	8.3	8.2	5.1
Total leased	90.8	93.5	88.7
Used units available for lease	3.8	3.1	5.2
New units available for lease	2.8	1.3	2.3
Available for sale	2.6	2.1	3.8
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. Our profitability for the first quarter of 2007 was supported by high starting utilization in all of our major product lines and strong gains on the sale of used containers.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio. As of March 31, 2007, our owned fleet included 935,624 TEU, an increase of 2.0% from December 31, 2006 and up 8.9% from March 31, 2006. The increase in fleet size in 2007 relative to the first quarter of 2006 was mainly due to the delivery of a large number of containers during the second and third quarters of 2006. As of March 31, 2007, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.3 billion, an increase of approximately $48 million, or 3.8% over December 31, 2006 and an increase of approximately $175 million, or 15.6% over March 31, 2006. Our revenue earning asset growth was higher on a dollar basis, since our new chassis and port equipment investments are much more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

We expect that our owned fleet will continue to grow this year on both a TEU and dollar basis. Through April 30, 2007, we have placed orders for roughly 90,000 TEU of new equipment, and expect to take delivery of this equipment primarily in the second quarter. While we have secured lease commitments for a portion of these ordered units, further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units.

We sold approximately 12,300 TEU of our owned containers, or 1.4% of our beginning owned container fleet, in the first quarter of 2007. Our first quarter disposal rate was slightly lower than the 7-8% annual disposal rate that we have experienced over the last three years. Based on the age profile of our fleet and scheduled lease expirations, we expect our rate of disposals will increase for several years beginning in 2008 before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases.

Our average utilization was 92.1% in the first quarter of 2007, an increase of 3.4% from the first quarter of 2006, and a decrease of 0.9% from the fourth quarter of 2006. Ending utilization decreased 2.7% from 93.5% as of December 31, 2006 to 90.8% as of March 31, 2007. The improvement in our utilization in the first quarter of 2007 relative to the first quarter of 2006 was mainly the result of the significant increase in utilization we achieved in the second half of 2006, and all of our product lines operated at a high level of utilization in the first quarter of 2007. However, our utilization decreased by 2.7% during the first quarter of 2007 primarily due to an increase in the number of idle factory units. We typically order the majority of our new containers in the first and second quarters in anticipation of the summer peak season for dry containers. We expect significant further container deliveries in the second quarter. The inventory of new containers in China is currently higher than it was at this time last year, and we are seeing aggressive pricing from a number of competitors. As a result, our utilization may face further pressure due to our anticipated second quarter container deliveries.

Idle new units typically have a limited impact on our profitability since they usually do not incur storage or depreciation charges. Utilization of our existing units was 93.4% at the end of the first quarter of 2007 compared to 90.8% as of March 31, 2006 and 94.6% as of December 31, 2006. We expect that our utilization of our existing fleet will be supported for the balance of 2007 by strong cargo growth, a continued low volume of drop-offs and peak season dry container requirements in the second and third quarters. The number of container drop-offs was 25% lower in the first quarter of 2007 compared to the first quarter of 2006, partially due to the lease extension transactions we completed last year. In addition, we typically see the number of existing units available for lease and the number of units available for sale decrease in the second and third quarters since the summer usually represents the peak season for dry container leasing and disposals.

Leasing demand for our refrigerated and special containers remained strong in the first quarter of 2007, and our volume of lease-outs in the quarter was generally limited by our lack of equipment availability. The utilization of our refrigerated and special containers does not heavily influence our overall utilization since they represent only approximately 12% of our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 32% of our revenue. We have increased procurement levels for refrigerated containers and special containers in response to the ongoing high level of demand. Leasing demand for our chassis product line was relatively weak during the first quarter partially due to a decision by several large shipping lines to reduce the volume of containers they move to in-land locations.

The following table sets forth our average fleet utilization for the periods indicated below:

	March 31, 2007	December 31, 2006	March 31, 2006
	3 months	3 months	3 months
Average Utilization	92.1%	93.0%	88.7%

Average lease rates for our dry container product line in the first quarter of 2007 decreased by 3.8% from the average level of the first quarter of 2006 despite the high new container prices that prevailed during the later part of 2006. The decrease in average dry container leasing rates was primarily caused by several large lease extension transactions completed during the second and third quarters of 2006. Average lease rates for dry containers were essentially flat from the fourth quarter of 2006 to the first quarter of 2007. New container prices began to increase at the end of 2006, and they have been firm at close to $2,000 for a 20’ dry container during the first quarter. As a result, market leasing rates for new dry containers are generally above our portfolio average, though the difference has been limited so far this year by the aggressive pricing we have seen for new container leases by a number of our competitors.

Average lease rates for refrigerated containers in the first quarter of 2007 decreased by 7.4% from the average level in the first quarter of 2006 mainly due to a large lease extension transaction completed at the beginning of the third quarter of 2006. Average leasing rates for refrigerated containers decreased by about one percent from the fourth quarter of 2006, primarily due to the large volume of new containers leased out in the fourth quarter of 2006 and first quarter of 2007. New refrigerated container prices are lower than they were three to eight years ago, and market leasing rates for new containers are slightly below our portfolio average.

Average rental rates for special containers remained constant during the first quarter of 2007 compared to the first and fourth quarters of 2006.

During the first quarter of 2007, the percentage of our units on finance leases increased to 8.3% compared to 5.1% as of March 31, 2006. Finance lease revenue increased from $2.3 million to $4.2 million for the three months ended March 31, 2007 as compared to the prior year period. While our finance lease revenue was $1.9 million higher for the three months ended March 31, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a reduction in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense.

During the first quarter of 2007, we recognized a $2.4 million gain on the sale of our used containers compared to a $0.1 million loss in the first quarter of 2006. The improvement compared to the first quarter of 2006 mainly resulted from higher sales volumes and higher unit prices for containers sold in 2007. In the first quarter of 2007, selling prices for used containers were supported by high selling prices for new containers and high utilization of leasing company and shipping line containers.

Our direct operating expenses increased by $0.7 million in the first quarter of 2007 from the first quarter of 2006 mainly due to higher positioning and repair costs. These increases were partially offset by lower storage and handling costs, resulting from higher utilization and lower volume of units picked up and dropped off.

Our ownership expenses, principally depreciation and interest expense decreased by $1.5 million in the first quarter of 2007 from the first quarter of 2006. The decrease in depreciation expense in 2007 resulted from the termination of depreciation charges for containers that reached the end of their depreciable life at the end of 2006 but remain in our fleet. The significant reduction in interest expense in 2007 compared to the amount we incurred in 2006 was due to lower average interest rates related to our asset securitization program which was completed in April 2006.

On March 9, 2007, the Company paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2007 and 2006 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Leasing revenues	$68,181	85.7%	$67,541	90.5%
Equipment trading revenue	9,238	11.6	5,019	6.7
Management fee income	1,589	2.0	1,576	2.1
Other revenues	564	0.7	477	0.7
Total revenues	79,572	100.0	74,613	100.0
Equipment trading expenses	7,399	9.3	4,225	5.7
Direct operating expenses	7,372	9.2	6,723	9.0
Administrative expenses	10,254	12.9	9,539	12.8
Depreciation and amortization	24,496	30.8	25,489	34.2
Provision for doubtful accounts	117	0.1	471	0.6
Net (gain) loss on sale of leasing equipment	(2,420)	(3.0)	108	0.1
Interest and debt expense	11,911	15.0	12,456	16.7
Unrealized loss on interest rate swaps	3,191	4.0	854	1.1
Total expenses	62,320	78.3	59,865	80.2
Income before income taxes	17,252	21.7	14,748	19.8
Income tax expense	6,166	7.8	5,243	7.0
Net income	$11,086	13.9%	$9,505	12.8%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006.

Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; finance lease revenue represents interest income earned under finance lease contracts; and fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair, handling, and repositioning expenses.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Leasing revenues:
Per diem revenue	$56,786	$56,364
Finance lease revenue	4,201	2,286
Fee and ancillary lease revenue	7,194	8,891
Total leasing revenues	$68,181	$67,541

Total leasing revenues were $68.2 million for the three months ended March 31, 2007, compared to $67.5 million for the three months ended March 31, 2006, an increase of $0.7 million, or 1.0%. The increase in leasing revenues primarily resulted from an increase in our owned container fleet size and utilization, partially offset by a decrease in average leasing rates and lower fee revenue due to a reduced level of container drop-offs. While our finance lease revenue was $1.9 million higher for the three months ended March 31, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a reduction in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Equipment trading revenues	$9,238	$5,019
Equipment trading expenses	(7,399)	(4,225)
Net equipment trading margin	$1,839	$794

The net equipment trading margin increased $1.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to higher prices as well as higher volume of units sold.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended March 31, 2007, direct operating expenses were $7.4 million, compared to $6.7 million for the three months ended March 31, 2006, an increase of $0.7 million or 10.4%. Positioning costs increased by $0.5 million due to more units moved, and repairs increased by $0.7 million due to a higher number of units repaired. Additionally, surveying costs on new equipment increased by $0.3 million due to additional units acquired. These increases were partially offset by lower storage costs of $0.9 million, resulting from higher utilization and lower volume of units picked up and dropped off.

Administrative expenses.    Administrative expenses were $10.3 million for the three months ended March 31, 2007, compared to $9.5 million for the three months ended March 31, 2006, an increase of $0.8 million or 8.4%. The increase was primarily due to higher employee compensation costs, consulting costs and travel costs.

Depreciation and amortization.    Depreciation and amortization was $24.5 million for the three months ended March 31, 2007, compared to $25.5 million for the three months ended March 31, 2006, a decrease of $1.0 million or 3.9%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006. In addition, a larger portion of our fleet was placed on finance leases in 2006, which are not subject to depreciation.

Net (gain) loss on sale of leasing equipment.    (Gain) on sale of equipment was $(2.4) million for the three months ended March 31, 2007, compared to a loss of $0.1 million for the three months ended March 31, 2006, an increase of $2.5 million. Results in 2007 benefited from higher average selling prices and a lower number of units identified for sale. When units are identified for sale, we record expected losses, whereas expected gains are deferred until units are sold. In addition, the results in 2007 included gains related to the placement of certain existing equipment on finance leases.

Interest and debt expense.    Interest and debt expense was $11.9 million for the three months ended March 31, 2007, compared to $12.5 million for the three months ended March 31, 2006, a decrease of $0.6 million. The decrease was primarily due to lower interest rates in 2007, partially offset by an increase in the average debt balance.

Unrealized loss on interest rate swaps.    Unrealized loss on interest rate swaps was $3.2 million for the three months ended March 31, 2007, compared to an unrealized loss of $0.9 million for the three months ended March 31, 2006. The net fair market value of the interest rate swap contracts decreased to $8.1 million at March 31, 2007, compared to $11.9 million at December 31, 2006, primarily due to a decrease in interest rates.

Income tax expense.    Income tax expense was $6.2 million for the three months ended March 31, 2007, compared to an income tax expense of $5.2 million for the three months ended March 31, 2006, and the effective tax rates were 35.7% for the three months ended March 31, 2007 and 35.6% for the three months ended March 31, 2006.

We do not expect to pay any significant Federal, state or foreign income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facilities. Our cash flows will be used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facilities will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness may be dependent on future economic conditions and financial, business and other factors that are beyond our control.

At March 31, 2007, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Commitment Level
ABS Term Notes	$617.7	$617.7
ABS Warehouse Facility	158.5	300.0
Revolving Credit Facilities	92.5	175.0
Finance Lease Facility	12.5	50.0
Port Equipment Facility and Other Debt	17.5	17.5
Capital Lease Obligations	38.3	38.3
Total Debt	$937.0	$1,198.5

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At March 31, 2007, the Company was in compliance with all covenants.

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the year ended December 31, 2006 at a total cost of approximately $2.9 million.

Dividends Paid

On March 9, 2007, the Company paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$35,883	$43,274
Net cash (used in) provided by investing activities:
Payments for leasing equipment	$(24,719)	$(13,185)
Investment in finance leases	(8,663)	(1,839)
Proceeds from sale of equipment, net of selling costs	14,433	12,269
Cash collections on financing leases, net of unearned income	5,131	2,986
Other	22	6
Net cash (used in) provided by investing activities	$(13,796)	$237
Net cash (used in) financing activities	$(31,162)	$(40,000)

Operating Activities

Net cash provided by operating activities decreased by $7.4 million to $35.9 million in the three months ended March 31, 2007, compared to $43.3 million in the three months ended March 31, 2006. In the first three months of 2007, we purchased more equipment for resale than we sold by $4.8 million as compared to the first three months of 2006, where we sold more equipment for resale than we purchased by $2.9 million.

Investing Activities

Net cash used in investing activities was $13.8 million in the three months ended March 31, 2007, as compared to net cash provided by investing activities of $0.2 million in the three months ended March 31, 2006. Capital expenditures were $33.4 million, including investments in finance leases of $8.7 million, in the three months ended March 31, 2007, compared to $15.0 million, including investments in finance leases of $1.8 million, in the three months ended March 31, 2006. Capital expenditures increased by $18.4 million primarily due to an increase in the number of units purchased, as well as higher per unit costs. In addition, we had received but not yet paid for leasing equipment of $53.2 million in the three months ended March 31, 2007 as compared to $16.6 million in the three months ended March 31, 2006. Sales proceeds from the disposal of equipment increased $2.1 million to $14.4 million in the three months ended March 31, 2007, compared to $12.3 million in the three months ended March 31, 2006. The increase in sales proceeds is primarily due to higher selling prices and an increase in volume of equipment sold. Cash collections on financing leases, net of unearned income increased by $2.1 million to $5.1 million for the three months ended March 31, 2007, compared to $3.0 million for the three months ended March 31, 2006 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash used in financing activities was $31.2 million for the three months ended March 31, 2007, compared to $40.0 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facilities. In addition, cash was used during the first quarter 2007 to pay dividends on our common stock outstanding. In the three months ended March 31, 2006, net cash used in financing activities was used to pay down borrowings under our senior secured credit facility and our asset securitization facility.

Contractual Obligations

We are party to various operating and capital leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied by cash flows from operating and long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2007:

	Contractual Obligations by Twelve Month Period Ending March 31,
	(dollars in millions)
Contractual Obligations:	Total	2008	2009	2010	2011	2012 and thereafter
Total debt obligations(1):	$1,112.1	$118.5	$219.1	$120.5	$116.6	$537.4
Capital lease obligations	50.2	7.2	3.9	4.2	4.2	30.7
Operating leases (mainly facilities)	5.2	1.7	1.6	1.7	0.2	—
Equipment purchase obligations	133.8	133.8	—	—	—	—
Total contractual obligations	$1,301.3	$261.2	$224.6	$126.4	$121.0	$568.1

(1)	Amounts include actual and estimated interest for floating-rate debt based on March 31, 2007 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our 2006 Form 10-K and elsewhere in this Form 10-Q.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is required to adopt the provisions of SFAS No. 159 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted the provisions of FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, the Company has evaluated all of its tax positions, and has determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. We do not believe there will be any material changes in unrecognized tax positions over the next 12 months.

As a result of the Acquisition on October 31, 2004, as well as the IRC section 338(h)(10) election made in 2004, the Company has filed U.S. Federal and State income tax returns only for tax years since the Acquisition. The tax returns for these years are subject to examination by the tax authorities. Non-U.S. income tax filings are not considered material.

Our policy is to record interest and penalties associated with unrecognized tax benefits as part of income tax expense. At the date of adoption, as well as for the current quarter, we did not have any accrued interest or penalties for uncertain tax positions.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in 2007 and 2006 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

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

During the quarter ended March 31, 2007, the Company entered into interest rate swap contracts which are included in the summary table below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Swap Date	Notional Amount at March 31, 2007	Fixed Leg Interest Rate	Term
February 5, 2007	$ 2.6 million *	4.16%	8 years – amortizing
February 7, 2007	$ 75.0 million	5.05%	5 years – non-amortizing
March 2, 2007	$100.0 million	4.88%	6 years – non-amortizing
March 19, 2007	$ 50.0 million	4.88%	5 years – non-amortizing

*	Interest rate swap is Euro denominated and is based on one-month EURIBOR, and has been converted to U.S. Dollars using the exchange rate at March 31, 2007.

As of March 31, 2007, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$906.1 million	4.39%	4.9 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

While we utilize interest rate swap contracts to manage the market risk associated with fluctuations in interest rates on a large portion of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during the three months ended March 31, 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $0.2 million for the three months ended March 31, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

Credit Risk

We maintain detailed credit records regarding our customers and set maximum exposure limits for our significant customers based on our review of these records. Credit criteria include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, profitability, trade routes, country of domicile, social and political climate, and the type of, and location of, containers that are to be supplied.) We diligently monitor our customers’ performance and our lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of long-standing relationships in the shipping industry that provide current information about our customers.

For the three months ended March 31, 2007, our five largest customers accounted for approximately 46.8% of our leasing revenues, with our largest customer accounting for approximately 17.6% of our leasing revenues. As of March 31, 2007, approximately 75.6% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary on our lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a complete listing of our risk factors, refer to our 2006 Form 10-K filed with the Securities and Exchange Commission on March 13, 2007.

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
May 9, 2007
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)