Form 10-Q
period 2007-06-30
TAL International Group, Inc.
filed 2007-08-07
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007
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

As of August 1, 2007, there were 33,259,724 shares of the Registrant’s common stock, $.001 par value outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of June 30, 2007 (unaudited) and December 31, 2006 and for the three and six months ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 13, 2007, from which the accompanying December 31, 2006 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $15,965 and $14,526)	$45,536	$58,167
Accounts receivable, net of allowances of $600 and $266	42,930	39,318
Net investment in finance leases	176,021	152,586
Leasing equipment, net of accumulated depreciation and allowances of $247,076 and $208,756	1,199,623	1,080,523
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $2,588 and $2,132	2,898	2,855
Equipment held for sale	23,143	20,768
Goodwill	71,898	71,898
Deferred financing costs	6,502	6,957
Other assets (including fair value of derivative instruments)	34,743	22,591
Total assets	$1,603,294	$1,455,663
Liabilities and stockholders’ equity:
Accounts payable	$100,457	$13,273
Accrued expenses (including fair value of derivative instruments)	39,454	50,453
Income taxes payable	347	219
Deferred income tax liability	51,958	34,651
Debt.	993,200	958,317
Total liabilities	1,185,416	1,056,913
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,396,974 and 33,303,031 shares issued and outstanding, respectively	33	33
Treasury stock, at cost, 136,250 shares.	(2,862)	(2,862)
Additional paid-in capital	394,739	394,440
Retained earnings	22,868	3,476
Accumulated other comprehensive income	3,100	3,663
Total stockholders’ equity	417,878	398,750
Total liabilities and stockholders’ equity	$1,603,294	$1,455,663

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues, including income recognized on finance leases of $4,397, $2,832, $8,598 and $5,117, respectively	$68,847	$67,091	$137,028	$134,632
Equipment trading revenue	13,876	5,757	23,114	10,776
Management fee income	1,552	1,573	3,141	3,149
Other revenues	457	563	1,021	1,040
Total revenues	84,732	74,984	164,304	149,597
Expenses:
Equipment trading expenses	11,268	4,714	18,667	8,939
Direct operating expenses	8,039	7,636	15,411	14,359
Administrative expenses	10,313	9,120	20,567	18,659
Depreciation and amortization	24,686	25,703	49,182	51,192
Provision (reversal) for doubtful accounts	212	(913)	329	(442)
Net (gain) on sale of leasing equipment	(3,081)	(1,084)	(5,501)	(976)
Write-off of deferred financing costs	—	2,367	—	2,367
Interest and debt expense	12,195	11,124	24,106	23,580
Unrealized (gain) on interest rate swaps	(11,240)	(4,444)	(8,049)	(3,590)
Total expenses	52,392	54,223	114,712	114,088
Income before income taxes	32,340	20,761	49,592	35,509
Income tax expense	11,576	7,441	17,742	12,684
Net income	$20,764	$13,320	$31,850	$22,825
Net income per common share — Basic	$0.63	$0.40	$0.96	$0.69
Net income per common share — Diluted	$0.62	$0.40	$0.95	$0.68
Weighted average number of common shares outstanding — Basic	33,199	32,895	33,191	32,889
Weighted average number of common shares outstanding — Diluted	33,401	33,495	33,394	33,469
Cash dividends paid per common share	$0.375	—	$0.675	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$31,850	$22,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,182	51,192
Write-off of deferred financing costs	—	2,367
Amortization of deferred financing costs	459	323
Net (gain) on sale of leasing equipment	(5,501)	(976)
Unrealized (gain) on interest rate swaps	(8,049)	(3,590)
Deferred income taxes	17,308	15,387
Stock compensation charge	245	4
Changes in operating assets and liabilities	(11,818)	(1,667)
Net cash provided by operating activities	73,676	85,865
Cash flows from investing activities:
Payments for leasing equipment	(108,736)	(71,255)
Investment in finance leases	(30,870)	(26,482)
Proceeds from sale of equipment, net of selling costs	29,682	26,315
Cash collections on financing leases, net of income earned	11,553	6,312
Other	119	135
Net cash used in investing activities	(98,252)	(64,975)
Cash flows from financing activities:
Stock options exercised	54	—
Dividends paid	(22,417)	—
Borrowings under debt facilities	153,709	727,000
Payments of finance fees related to new debt agreements	—	(8,442)
Payments under debt facilities	(118,112)	(721,333)
Payment of capital lease obligation	(1,289)	—
Increase in restricted cash	(1,439)	(12,070)
Net cash provided by (used in) financing activities	10,506	(14,845)
Net (decrease) increase in cash and cash equivalents	(14,070)	6,045
Unrestricted cash and cash equivalents, beginning of period	43,641	27,259
Unrestricted cash and cash equivalents, end of period	$29,571	$33,304
Supplemental non-cash investing activities:
Purchases of leasing equipment financed through capital lease obligations	—	$6,170
Accrued and unpaid purchases of leasing equipment	$93,695	$28,924

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

On May 30, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on May 17, 2007.

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

There was approximately six thousand dollars and thirteen thousand dollars of compensation cost reflected in administrative expense in the Company’s statement of operations for the three months and six months ended June 30, 2007, respectively, related to the Company’s stock-based compensation plans as a result of 21,000 new options granted during the year ended December 31, 2006. Total unrecognized compensation cost of approximately seventy-one thousand dollars as of June 30, 2007 related to the new options granted during the year ended December 31, 2006 will be recognized over the remaining vesting period of approximately 3 years.

In addition, approximately one hundred thirty-five thousand dollars and two hundred thirty-three thousand dollars of compensation cost is reflected in administrative expense in the Company’s statement of operations for the three and six months ended June 30, 2007, respectively, related to the Company’s stock-based compensation plans as a result of the issuance of 60,000 shares of restricted stock on January 26, 2007. On that date, the Company’s closing stock price was $26.30, which resulted in a total fair value of the restricted shares of approximately $1.6 million. The restricted stock will become fully vested on January 1, 2010. Total unrecognized compensation cost of approximately $1.3 million as of June 30, 2007 related to the restricted stock will be recognized over the remaining vesting period of approximately 2.5 years.

Cash received from employee exercises of stock options for both the three and six months ended June 30, 2007 was approximately fifty-four thousand dollars. TAL did not recognize any tax benefits associated with these exercises.

Stock option activity under the Plans from January 1, 2007 to June 30, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2007	665,477	$17.24	8.8
Granted	—
Exercised	(33,943)	$1.60		$818
Canceled	—
Outstanding June 30, 2007	631,534	$18.08	8.3	$7,345
Exercisable:
June 30, 2007	612,909	$17.92	8.3	$7,226

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Asset backed securitization (ABS)
Term notes	$600,667	$634,667
Warehouse facility	232,000	132,500
Revolving credit facilities*	91,500	126,500
Finance lease facility	12,500	12,500
Port equipment facility	14,937	12,868
Other debt	4,445	842
Capital lease obligations	37,151	38,440
Total	$993,200	$958,317

*	In June 2007, the $10 million Swing Line Facility was terminated.

Interest Rate Swaps

During the six months ended June 30, 2007, the Company entered into new interest rate swap contracts which are included in the summary table below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Total Notional Amount of New Swaps Entered in 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term**
$227.6 million	4.93%	5.1 years

As of June 30, 2007, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at June 30, 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term **
$880.3 million	4.41%	4.7 years

**	weighted average remaining term does not include amortization of the notional amount.

As of April 12, 2006, in conjunction with the issuance of the ABS notes, the Company de-designated all of its existing interest rate swap contracts. Previously, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial

Accounting Standards No.133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. Therefore, during the designation period beginning November 1, 2005 through April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income. Changes in the fair value of these interest rate swap contracts in periods before and after designation have been recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of June 30, 2007, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was approximately $4.2 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.5 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	June 30, 2007	December 31, 2006
Net fair value of interest rate swaps	$18.9	$11.9
Swap assets (included in other assets)	$19.5	$13.9
Swap liabilities (included in accrued liabilities)	$(0.6)	$(2.0)

The unrealized gains on the interest rate swaps were reflected in the consolidated statements of operations as follows ($ in millions):

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
$11.2	$4.4	$8.0	$3.6

These gains predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Note 5 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$20,764	$13,320	$31,850	$22,825
Denominator:
Weighted average shares outstanding for basic earnings per share	33,199	32,895	33,191	32,889
Dilutive stock options	202	600	203	580
Weighted average shares for diluted earnings per share	33,401	33,495	33,394	33,469
Earnings per share:
Basic	$0.63	$0.40	$0.96	$0.69
Diluted	$0.62	$0.40	$0.95	$0.68

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

Geographic Segment Information

The Company’s customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues:
Domestic	$8,237	$7,474	$16,261	$14,778
Asia	39,762	35,120	77,460	69,263
Europe	30,143	27,470	57,898	55,932
Other International	6,590	4,920	12,685	9,624
Total	$84,732	$74,984	$164,304	$149,597

As substantially all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company’s containers are considered to be international.

Note 7 — Commitments and Contingencies

At June 30, 2007, commitments for capital expenditures totaled approximately $80.9 million, principally through the remainder of 2007.

Note 8 — Income Taxes

The consolidated income tax expense for the three and six month periods ended June 30, 2007 and 2006 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2007 and 2006, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company adopted the provisions of FIN 48 effective January 1, 2007 and reported the effect of adoption in the first quarter 2007 Form 10-Q. In accordance with the requirements of FIN 48, the Company evaluated all of its tax positions, and determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. There have been no material changes in unrecognized tax benefits since the adoption of FIN 48.

Note 9 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$20,764	$13,320	$31,850	$22,825
Other comprehensive income:
Foreign currency translation adjustments	97	129	119	135
Amortization of net unrealized gains in other comprehensive income and unrealized (loss) gain on derivative instruments designated as cash flow hedges (net of tax (benefit) expense of $(153), $(7), $(378) and $2,775, respectively)	(277)	(39)	(682)	4,983
Total	$20,584	$13,410	$31,287	$27,943

The balance included in comprehensive income for cumulative translation adjustments as of June 30, 2007 and December 31, 2006 was $422 and $303, respectively.

Note 10 — Subsequent Events

Quarterly Dividend

On August 3, 2007, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on August 29, 2007 to shareholders of record at the close of business on August 15, 2007.

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2007, our fleet consisted of 678,552 containers and chassis, including 67,726 containers under management for third parties, representing approximately 1.1 million twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and approximately 188 third party container depot facilities in 38 countries as of June 30, 2007. Our customers are among the world’s largest shipping lines.

We primarily lease four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis which are used for the transportation of containers domestically. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of June 30, 2007, dry, refrigerated, special containers and Trader represented approximately 85%, 5%, 7% and 2% of our fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of June 30, 2007. In addition, in December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers, tractors, trailers and related equipment. In June 2007 we placed our first purchase order for tank containers with delivery expected later this year. Tank containers are used to transport bulk liquids.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	June 30, 2007			December 31, 2006			June 30, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	526,740	52,493	579,233	492,497	54,675	547,172	487,116	57,128	544,244
Refrigerated	34,657	986	35,643	33,990	1,048	35,038	33,222	1,508	34,730
Special	30,641	14,247	44,888	27,418	14,765	42,183	27,045	15,357	42,402
Chassis	7,978	—	7,978	6,579	—	6,579	4,268	—	4,268
Subtotal	600,016	67,726	667,742	560,484	70,488	630,972	551,651	73,993	625,644
Trader	10,810	—	10,810	8,815	—	8,815	8,286	—	8,286
Total	610,826	67,726	678,552	569,299	70,488	639,787	559,937	73,993	633,930

	Equipment Fleet in TEU’s
	June 30, 2007			December 31, 2006			June 30, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	844,481	90,127	934,608	787,687	93,525	881,212	776,631	97,546	874,177
Refrigerated	63,149	1,571	64,720	61,208	1,652	62,860	59,548	2,167	61,715
Special	49,865	23,795	73,660	43,449	24,495	67,944	42,228	25,283	67,511
Chassis	13,956	—	13,956	11,508	—	11,508	7,738	—	7,738
Subtotal	971,451	115,493	1,086,944	903,852	119,672	1,023,524	886,145	124,996	1,011,141
Trader	15,468	—	15,468	13,799	—	13,799	11,581	—	11,581
Total	986,919	115,493	1,102,412	917,651	119,672	1,037,323	897,726	124,996	1,022,722

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of June 30, 2007, approximately 90% of our containers and chassis were on-hire to customers, with approximately 55% of our equipment on long-term leases, approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, and approximately 9% on finance leases. In addition, approximately 8% of our fleet was available for lease and approximately 2% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	June 30, 2007	December 31, 2006	June 30, 2006
Long-term lease	55.2%	58.1%	58.2%
Service lease	25.9	27.2	25.6
Finance lease	8.6	8.2	7.1
Total leased	89.7	93.5	90.9
Used units available for lease	2.8	2.8	3.9
New units available for lease	5.4	1.6	1.9
Available for sale	2.1	2.1	3.3
Total portfolio	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. Our profitability for the first half of 2007 was supported by high starting utilization in all of our major product lines and strong gains on the sale of used containers.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio. As of June 30, 2007, our owned fleet included 986,919 TEU, an increase of 7.5% from December 31, 2006 and up 9.9% from June 30, 2006. The increase in fleet size was mainly due to the delivery of a large number of containers during the first half of 2007. We typically order the bulk of our dry containers in the first half of the year so that the equipment will be available for lease during the peak summer months for dry containers. As of June 30, 2007, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.4 billion, an increase of approximately $145 million, or 11.5% over December 31, 2006 and an increase of approximately $204 million, or 17.0% over June 30, 2006. Our revenue earning asset growth was higher on a dollar basis, since our new chassis and port equipment investments are much more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

We expect that the growth of our owned fleet will slow in the second half of 2007, especially on a TEU basis. Through June 30, 2007, we have placed orders for approximately 135,000 TEU of new equipment, and have already taken delivery of approximately 110,000 TEU. We have secured lease commitments for a significant portion of these new units, but further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units.

We sold approximately 15,000 TEU of our owned containers, or 1.6% of our beginning owned container fleet, in the second quarter of 2007. Based on the age profile of our fleet and scheduled lease expirations, we expect our rate of disposals will increase significantly for several years beginning in 2008 before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases.

The following table sets forth our average fleet utilization for the periods indicated below:

	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	3 months	3 months	3 months	6 months	6 months
Average Utilization	90.3%	92.1%	89.8%	91.2%	88.9%

The following table sets forth our ending fleet utilization for the periods indicated below:

	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Ending Utilization	89.7%	90.8%	93.5%	90.9%
Ending Utilization (excluding new off-hire units)	94.8%	93.9%	95.0%	92.7%

Our average utilization was 90.3% in the second quarter of 2007, an increase of 0.5% from the second quarter of 2006, and a decrease of 1.8% from the first quarter of 2007. Ending utilization for the second quarter of 2007 decreased 1.1% from the first quarter of 2007 to 89.7%. The improvement in our utilization in the second quarter of 2007 relative to the second quarter of 2006 was mainly the result of the significant increase in utilization we achieved in the second half of 2006. During 2007, our utilization has trended downward due to the large number of new units purchased but not yet picked-up by customers. As indicated above, we typically order the majority of our new dry containers in the first and second quarters in anticipation of the summer peak season for dry containers. New off-hire units available for lease have increased from 1.6% of our fleet as of December 31, 2006 to 5.4% as of June 30, 2007. We expect the number of new units available for lease to decrease in the second half of 2007 as deliveries of new units slow and we continue to place units on-hire during the remaining peak months for dry containers.

Idle new units typically have a limited impact on our profitability since they usually do not incur storage or depreciation charges. Utilization of our units exclusive of new off-hire units was 94.8% at the end of the second quarter of 2007 compared to 92.7% as of June 30, 2006 and 95.0% as of December 31, 2006. We expect that the utilization of our existing fleet will be supported for the balance of 2007 by strong cargo growth, a continued low volume of drop-offs and peak season dry container requirements in the third quarter.

Leasing demand for our refrigerated and special containers remained strong in the second quarter of 2007, and our volume of lease-outs in the quarter was generally limited by our lack of equipment availability. The utilization of our refrigerated and special containers does not heavily influence our overall utilization since they represent only approximately 12% of our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 35% of our leasing revenue. We have increased procurement levels for refrigerated containers and special containers in response to the ongoing high level of demand. Leasing demand for our chassis product line remained relatively weak during the second quarter.

Average lease rates for our dry container product line in the second quarter of 2007 decreased by 2.1% from the average level of the second quarter of 2006. The decrease in average dry container leasing rates was primarily caused by several large lease extension transactions completed during the second and third quarters of 2006. Average lease rates for dry containers in the second quarter of 2007 were flat from the average level in the first quarter of 2007. New dry container prices decreased during the second quarter, though they remain over $1,800 for a 20’ dry container. Based on new container prices, we would normally expect that market leasing rates for new dry containers would be above our portfolio average. However, we continue to see very aggressive pricing for new container leases, and we are not currently getting a rate benefit from new container transactions.

Average lease rates for refrigerated containers in the second quarter of 2007 decreased by 6.4% from the average level in the second quarter of 2006 mainly due to a large lease extension transaction completed at the beginning of the third quarter of 2006. Average leasing rates for refrigerated containers were also relatively flat from the first quarter of 2007, though new refrigerated container prices are lower than they were three to eight years ago, and market leasing rates for new containers are slightly below our portfolio average.

Average lease rates for special containers were flat during the second quarter of 2007 compared to the second quarter of 2006 and the first quarter of 2007.

During the second quarter of 2007, the percentage of our units on finance leases increased to 8.6% compared to 7.1% as of June 30, 2006. Finance lease revenue increased from $2.8 million to $4.4 million for the three months ended June 30, 2007 as compared to the prior year period. While our finance lease revenue was $1.6 million higher for the three months ended June 30, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in per diem leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the second quarter of 2007, our finance lease billings exceeded our recognized finance lease revenue by $6.4 million.

During the second quarter of 2007, we recognized a $3.1 million gain on the sale of our used containers compared to a $1.1 million gain in the second quarter of 2006. The improvement compared to the second quarter of 2006 mainly resulted from higher sales volumes and higher unit prices for containers sold in 2007. In the second quarter of 2007, selling prices for used containers were supported by high selling prices for new containers and high utilization of leasing company and shipping line containers.

On March 9, 2007, the Company paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

On May 30, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on May 17, 2007.

Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2007 and 2006 in dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$68,847	81.3%	$67,091	89.5%	$137,028	83.4%	$134,632	90.0%
Equipment trading revenue	13,876	16.4	5,757	7.7	23,114	14.1	10,776	7.2
Management fee income	1,552	1.8	1,573	2.1	3,141	1.9	3,149	2.1
Other revenues	457	0.5	563	0.7	1,021	0.6	1,040	0.7
Total revenues	84,732	100.0	74,984	100.0	164,304	100.0	149,597	100.0
Equipment trading expenses	11,268	13.3	4,714	6.3	18,667	11.4	8,939	6.0
Direct operating expenses	8,039	9.5	7,636	10.2	15,411	9.4	14,359	9.6
Administrative expenses	10,313	12.2	9,120	12.2	20,567	12.5	18,659	12.5
Depreciation and amortization	24,686	29.1	25,703	34.3	49,182	29.9	51,192	34.2
Provision (reversal) for doubtful accounts	212	0.2	(913)	(1.2)	329	0.2	(442)	(0.3)
Net (gain) on sale of leasing equipment	(3,081)	(3.6)	(1,084)	(1.5)	(5,501)	(3.4)	(976)	(0.7)
Write-off of deferred financing costs	—	—	2,367	3.2	—	—	2,367	1.6
Interest and debt expense	12,195	14.4	11,124	14.8	24,106	14.7	23,580	15.8
Unrealized (gain) on interest rate swaps	(11,240)	(13.3)	(4,444)	(6.0)	(8,049)	(4.9)	(3,590)	(2.4)
Total expenses	52,392	61.8	54,223	72.3	114,712	69.8	114,088	76.3
Income before income taxes	32,340	38.2	20,761	27.7	49,592	30.2	35,509	23.7
Income tax expense	11,576	13.7	7,441	9.9	17,742	10.8	12,684	8.5
Net income	$20,764	24.5%	$13,320	17.8%	$31,850	19.4%	$22,825	15.2%

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006.

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

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Leasing revenues:
Per diem revenue	$57,965	$56,732
Finance lease revenue	4,397	2,832
Fee and ancillary lease revenue	6,485	7,527
Total leasing revenues	$68,847	$67,091

Total leasing revenues were $68.8 million for the three months ended June 30, 2007, compared to $67.1 million for the three months ended June 30, 2006, an increase of $1.7 million, or 2.5%. The increase in leasing revenues primarily resulted from an increase in our owned container fleet size and utilization, partially offset by a decrease in average leasing rates and lower fee revenue due to a reduced level of container drop-offs. While our finance lease revenue was $1.6 million higher for the three months ended June 30, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in per diem leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the second quarter of 2007, our finance lease billings exceeded our recognized finance lease revenue by $6.4 million, while in 2006, our finance lease billings exceeded our recognized finance lease revenue by $3.3 million.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Equipment trading revenues	$13,876	$5,757
Equipment trading expenses	(11,268)	(4,714)
Net equipment trading margin	$2,608	$1,043

The net equipment trading margin increased $1.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to higher volume of units sold as well as higher prices.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended June 30, 2007, direct operating expenses were $8.0 million, compared to $7.6 million for the three months ended June 30, 2006, an increase of $0.4 million or 5.3%. Repair costs increased by $0.6 million due to a higher number of units repaired. This increase was offset by lower storage and handling costs of $0.7 million, and lower positioning costs of

$0.2 million, resulting from higher utilization and lower volume of units picked up and dropped off. In addition, an equipment valuation charge of $0.2 million was recorded in 2007, while in 2006 an equipment valuation reversal of $0.3 million was recorded.

Administrative expenses.    Administrative expenses were $10.3 million for the three months ended June 30, 2007, compared to $9.1 million for the three months ended June 30, 2006, an increase of $1.2 million. The increase was primarily due to higher employee compensation costs and travel costs.

Depreciation and amortization.    Depreciation and amortization was $24.7 million for the three months ended June 30, 2007, compared to $25.7 million for the three months ended June 30, 2006, a decrease of $1.0 million or 3.9%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(3.1) million for the three months ended June 30, 2007, compared to a (gain) of $(1.1) million for the three months ended June 30, 2006, an increase of $2.0 million. Results in 2007 primarily benefited from higher average selling prices.

Interest and debt expense.    Interest and debt expense was $12.2 million for the three months ended June 30, 2007, compared to $11.1 million for the three months ended June 30, 2006, an increase of $1.1 million. The increase was primarily due to an increase in the average debt balance.

Unrealized (gain) on interest rate swaps.    Unrealized (gain) on interest rate swaps was $(11.2) million for the three months ended June 30, 2007, compared to an unrealized (gain) of $(4.4) million for the three months ended June 30, 2006. The net fair market value of the interest rate swap contracts increased to $18.9 million at June 30, 2007, compared to $11.9 million at December 31, 2006, primarily due to an increase in interest rates.

Income tax expense.    Income tax expense was $11.6 million for the three months ended June 30, 2007, compared to an income tax expense of $7.4 million for the three months ended June 30, 2006, and the effective tax rates were 35.8% for both the three months ended June 30, 2007 and June 30, 2006.

We do not expect to pay any significant Federal, state or foreign income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006.

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

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Leasing revenues:
Per diem revenue	$114,751	$113,095
Finance lease revenue	8,598	5,117
Fee and ancillary lease revenue	13,679	16,420
Total leasing revenues	$137,028	$134,632

Total leasing revenues were $137.0 million for the six months ended June 30, 2007, compared to $134.6 million for the six months ended June 30, 2006, an increase of $2.4 million, or 1.8%. The increase in leasing revenues primarily resulted from an increase in our owned container fleet size and utilization, partially offset by a decrease in average leasing rates and lower fee revenue due to a reduced level of container drop-offs. While our finance lease revenue was $3.5 million higher for the six months ended June 30, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in per diem leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the first six months of 2007, our finance lease billings exceeded our recognized finance lease revenue by $11.6 million, while in the first six months of 2006, our finance lease billings exceeded our recognized finance lease revenue by $6.3 million.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Equipment trading revenues	$23,114	$10,776
Equipment trading expenses	(18,667)	(8,939)
Net equipment trading margin	$4,447	$1,837

The net equipment trading margin increased $2.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to higher volume of units sold as well as higher prices.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the six months ended June 30, 2007, direct operating expenses were $15.4 million, compared to $14.4 million for the six months ended June 30, 2006, an increase of $1.0 million or 6.9%. Repair costs increased by $1.3 million due to a higher number of units repaired. Additionally, surveying costs on new equipment increased by $0.2 million due to additional units acquired, and positioning and other costs increased by $0.6 million. These increases were partially offset by lower storage and handling costs of $1.8 million, resulting from higher utilization and lower volume of units picked up and dropped off. In addition, an equipment valuation charge of $0.2 million was recorded in 2007, while in 2006 an equipment valuation reversal of $0.3 million was recorded.

Administrative expenses.    Administrative expenses were $20.6 million for the six months ended June 30, 2007, compared to $18.7 million for the six months ended June 30, 2006, an increase of $1.9 million. The increase was primarily due to higher employee compensation costs and travel costs.

Depreciation and amortization.    Depreciation and amortization was $49.2 million for the six months ended June 30, 2007, compared to $51.2 million for the six months ended June 30, 2006, a decrease of $2.0 million or 3.9%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(5.5) million for the six months ended June 30, 2007, compared to a (gain) of $(1.0) million for the six months ended June 30, 2006, an increase of $4.5 million. Results in 2007 primarily benefited from higher average selling prices and higher sales volume.

Interest and debt expense.    Interest and debt expense was $24.1 million for the six months ended June 30, 2007, compared to $23.6 million for the six months ended June 30, 2006, an increase of $0.5 million. The increase was primarily due to an increase in the average debt balance and higher interest rates in 2007.

Unrealized (gain) on interest rate swaps.    Unrealized (gain) on interest rate swaps was $(8.0) million for the six months ended June 30, 2007, compared to an unrealized (gain) of $(3.6) million for the six months ended June 30, 2006. The net fair market value of the interest rate swap contracts increased to $18.9 million at June 30, 2007, compared to $11.9 million at December 31, 2006, primarily due to an increase in interest rates.

Income tax expense.    Income tax expense was $17.7 million for the six months ended June 30, 2007, compared to an income tax expense of $12.7 million for the six months ended June 30, 2006, and the effective tax rates were 35.8% for the six months ended June 30, 2007 and 35.7% for the six months ended June 30, 2006.

We do not expect to pay any significant Federal, state or foreign income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facilities. Our cash flows will be used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facilities, will be sufficient to meet our liquidity requirements for at least the next twelve months. However, our future operating performance and ability to extend or refinance our indebtedness may be dependent on future economic conditions and financial, business and other factors that are beyond our control.

At June 30, 2007, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Commitment Level
ABS Term Notes	$600.7	$600.7
ABS Warehouse Facility	232.0	300.0
Revolving Credit Facilities*	91.5	165.0
Finance Lease Facility	12.5	50.0
Port Equipment Facility and Other Debt	19.4	19.4
Capital Lease Obligations	37.1	37.1
Total Debt	$993.2	$1,172.2

*	In June 2007, the $10 million Swing Line Facility was terminated.

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At June 30, 2007, the Company was in compliance with all covenants.

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

On May 30, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on May 17, 2007.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$73,676	$85,865
Net cash (used in) provided by investing activities:
Payments for leasing equipment	$(108,736)	$(71,255)
Investment in finance leases	(30,870)	(26,482)
Proceeds from sale of equipment, net of selling costs	29,682	26,315
Cash collections on financing leases, net of income earned	11,553	6,312
Other	119	135
Net cash used in investing activities	$(98,252)	$(64,975)
Net cash provided by (used in) financing activities	$10,506	$(14,845)

Operating Activities

Net cash provided by operating activities decreased by $12.2 million to $73.7 million in the six months ended June 30, 2007, compared to $85.9 million in the six months ended June 30, 2006 mainly due to timing differences in the collection of accounts receivable and payments made for operating expenses.

Investing Activities

Net cash used in investing activities was $98.3 million in the six months ended June 30, 2007, as compared to net cash used in investing activities of $65.0 million in the six months ended June 30, 2006. Capital expenditures were $139.6 million, including investments in finance leases of $30.9 million, in the six months ended June 30, 2007, compared to $97.7 million, including investments in finance leases of $26.5 million, in the six months ended June 30, 2006. Capital expenditures increased by $41.9 million primarily due to an increase in the number of units purchased, as well as higher per unit costs. In addition, we had received but not yet paid for leasing equipment of $93.7 million as of June 30, 2007 as compared to $28.9 million as of June 30, 2006. Sales proceeds from the disposal of equipment increased $3.4 million to $29.7 million in the six months ended June 30, 2007, compared to $26.3 million in the six months ended June 30, 2006. The increase in sales proceeds is primarily due to higher selling prices. Cash collections on financing leases, net of unearned income increased by $5.3 million to $11.6 million for the six months ended June 30, 2007, compared to $6.3 million for the six months ended June 30, 2006 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $10.5 million for the six months ended June 30, 2007, compared to net cash used in financing activities of $14.8 million for the six months ended

June 30, 2006. During the six months ended June 30, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. This was substantially offset by cash used to pay down borrowings on our ABS term notes and revolving credit facilities. In addition, cash was used during the first six months of 2007 to pay dividends on our common stock outstanding. In the six months ended June 30, 2006, net cash used in financing activities was primarily used to establish a restricted cash account in conjunction with our issuance of asset backed securitization term notes and pay financing fees under new debt agreements. Additionally, net cash was received from the refinancing of certain debt facilities.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2007:

	Contractual Obligations by Twelve Month Period Ending June 30,
	(dollars in millions)
Contractual Obligations:	Total	2008	2009	2010	2011	2012 and thereafter
Total debt obligations(1):	$1,182.0	$131.2	$227.9	$131.4	$127.1	$564.4
Capital lease obligations	48.5	5.8	3.9	4.2	4.2	30.4
Operating leases (mainly facilities)	5.3	1.7	1.6	1.9	0.1	—
Equipment purchase obligations	80.9	80.9	—	—	—	—
Total contractual obligations	$1,316.7	$219.6	$233.4	$137.5	$131.4	$594.8

(1)	Amounts include actual and estimated interest for floating-rate debt based on June 30, 2007 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for our leasing equipment ranges from 10 to 20 years from the date of manufacture. Estimated useful lives have been based on appraisals and will be adjusted if necessary based on actual experience. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge repair and maintenance costs that do not extend the lives of the assets as incurred and include these costs in direct operating expenses.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and reported the effect of adoption in the first quarter 2007 Form 10-Q. In accordance with the requirements of FIN 48, the Company evaluated all of its tax positions, and determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. There have been no material changes in unrecognized tax benefits since the adoption of FIN 48.

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

During the six months ended June 30, 2007, the Company entered into new interest rate swap contracts which are included in the summary table below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Total Notional Amount of New Swaps Entered in 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term *
$227.6 million	4.93%	5.1 years

As of June 30, 2007, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at June 30, 2007	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term*
$880.3 million	4.41%	4.7 years

*	weighted average remaining term does not include amortization of the notional amount.

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since we utilize interest rate swap contracts to manage the market risk associated with fluctuations in interest rates on a large portion of our variable rate indebtedness, our earnings are not significantly affected by changes in interest rates.

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

For the six months ended June 30, 2007, our five largest customers accounted for approximately 47.0% of our leasing revenues, with our largest customer accounting for approximately 17.5% of our leasing revenues. As of June 30, 2007, approximately 74.9% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary on our lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 1, 2007, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders of the Company voted on (i) the election of nine directors to serve until the 2008 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and (ii) to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The number of votes cast for the election of the nine directors were as follows:

	Number of Shares
Nominee	For	Withhold Authority
Brian M. Sondey	26,522,296	1,884,229
Malcolm P. Baker	28,248,166	158,359
Bruce R. Berkowitz	28,248,336	158,189
A. Richard Caputo Jr.	26,270,899	2,135,626
Brian J. Higgins	26,446,602	1,959,923
John W. Jordan II	26,270,899	2,135,626
Frederic H. Lindeberg	28,248,136	158,369
David W. Zalaznick	26,270,899	2,135,626
Douglas J. Zych	26,448,602	1,959,923

The number of votes cast to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Number of Shares
For	Against	Abstain
28,401,582	4,843	100

ITEM 5.    OTHER INFORMATION.

On June 5, 2007, TAL International Group, Inc. issued a press release entitled ‘‘TAL International Group, Inc. Exploring Strategic Alternatives’’. The press release announced that TAL has retained Citigroup Global Markets Inc. as financial advisor, to assist the Board of Directors in a review of strategic alternatives to enhance shareholder value, including a possible sale, acquisition, merger, recapitalization and adjustment to dividend policy, among other things. The review process is ongoing, and TAL does not anticipate providing a further update at this time.

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
August 7, 2007
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)