Form 10-Q
period 2007-09-30
TAL International Group, Inc.
filed 2007-11-09
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007
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

As of November 1, 2007, there were 33,271,815 shares of the Registrant’s common stock, $.001 par value outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company,’’) as of September 30, 2007 (unaudited) and December 31, 2006 and for the three and nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 13, 2007, from which the accompanying December 31, 2006 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $18,096 and $14,526)	$44,573	$58,167
Accounts receivable, net of allowances of $924 and $266	48,961	39,318
Net investment in finance leases	190,735	152,586
Leasing equipment, net of accumulated depreciation and allowances of $267,474 and $208,756	1,230,354	1,080,523
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $2,873 and $2,132	2,783	2,855
Equipment held for sale	19,923	20,768
Goodwill	71,898	71,898
Deferred financing costs	6,931	6,957
Other assets (including fair value of derivative instruments)	11,434	22,591
Total assets	$1,627,592	$1,455,663
Liabilities and stockholders’ equity:
Accounts payable	$49,073	$13,273
Accrued expenses (including fair value of derivative instruments)	50,308	50,453
Income taxes payable	190	219
Deferred income tax liability	53,695	34,651
Debt	1,065,367	958,317
Total liabilities	1,218,633	1,056,913
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,408,065 and 33,303,031 shares issued and outstanding, respectively	33	33
Treasury stock, at cost, 136,250 shares	(2,862)	(2,862)
Additional paid-in capital	394,944	394,440
Retained earnings	13,932	3,476
Accumulated other comprehensive income	2,912	3,663
Total stockholders’ equity	408,959	398,750
Total liabilities and stockholders’ equity	$1,627,592	$1,455,663

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$67,030	$64,706	$195,460	$194,221
Finance leases	4,728	3,399	13,326	8,516
Equipment trading revenue	13,614	6,897	36,728	17,673
Management fee income	1,507	1,538	4,648	4,687
Other revenues	682	413	1,703	1,453
Total revenues	87,561	76,953	251,865	226,550
Expenses:
Equipment trading expenses	11,448	5,606	30,115	14,545
Direct operating expenses	7,300	6,589	22,711	20,948
Administrative expenses	9,903	9,350	30,470	28,009
Depreciation and amortization	25,756	26,590	74,938	77,782
Provision (reversal) for doubtful accounts	324	(58)	653	(500)
Net (gain) on sale of leasing equipment	(2,842)	(1,883)	(8,343)	(2,859)
Write-off of deferred financing costs	204	—	204	2,367
Interest and debt expense	13,559	11,686	37,665	35,266
Unrealized loss on interest rate swaps	16,400	12,174	8,351	8,584
Total expenses	82,052	70,054	196,764	184,142
Income before income taxes	5,509	6,899	55,101	42,408
Income tax expense	1,971	2,449	19,713	15,133
Net income	$3,538	$4,450	$35,388	$27,275
Net income per common share – Basic	$0.11	$0.13	$1.07	$0.83
Net income per common share – Diluted	$0.11	$0.13	$1.06	$0.82
Weighted average number of common shares outstanding – Basic	33,202	33,001	33,195	32,927
Weighted average number of common shares outstanding – Diluted	33,414	33,421	33,394	33,450
Cash dividends paid per common share	$0.375	$0.20	$1.05	$0.20

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$35,388	$27,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,938	77,782
Write-off of deferred financing costs	204	2,367
Amortization of deferred financing costs	689	556
Net (gain) on sale of leasing equipment	(8,343)	(2,859)
Unrealized loss on interest rate swaps	8,351	8,584
Deferred income taxes	19,044	17,494
Stock compensation charge	382	33
Changes in operating assets and liabilities	(10,163)	(1,634)
Net cash provided by operating activities	120,490	129,598
Cash flows from investing activities:
Payments for leasing equipment	(229,811)	(164,970)
Investment in finance leases	(36,831)	(39,895)
Proceeds from sale of equipment, net of selling costs	44,476	42,999
Cash collections on financing leases, net of income earned	17,619	10,446
Other	238	180
Net cash used in investing activities	(204,309)	(151,240)
Cash flows from financing activities:
Stock options exercised	121	13
Purchases of treasury stock	—	(2,862)
Dividends paid	(34,868)	(6,637)
Borrowings under debt facilities	389,209	810,798
Payments of finance fees related to new debt agreements	(867)	(6,384)
Payments under debt facilities	(281,961)	(754,833)
Payment of capital lease obligation	(1,409)	—
Increase in restricted cash	(3,570)	(13,274)
Net cash provided by financing activities	66,655	26,821
Net (decrease) increase in cash and cash equivalents	(17,164)	5,179
Unrestricted cash and cash equivalents, beginning of period	43,641	27,259
Unrestricted cash and cash equivalents, end of period	$26,477	$32,438
Supplemental non-cash investing activities:
Purchases of leasing equipment financed through capital lease obligations	—	$9,742
Accrued and unpaid purchases of leasing equipment	$24,851	$20,791

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

On September 5, 2007, the Company’s Board of Directors authorized a 1 million share increase to the Company’s stock buyback program that began in March 2006. The stock buyback program, as now amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock. No additional shares have been repurchased during the nine months ended September 30, 2007.

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

On August 29, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on August 15, 2007.

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

The following compensation costs were reported in administrative expense in the Company’s statements of operations related to the Company’s stock-based compensation plans (dollars in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
$141	$29	$382	$33

The total unrecognized compensation cost related to the stock-based compensation awards outstanding as of September 30, 2007 is approximately $1.4 million, which will be recognized over the weighted average remaining vesting period of approximately 2.3 years.

Cash received from employee exercises of stock options for the three and nine months ended September 30, 2007 was approximately $68,000 and $122,000 respectively. TAL did not recognize any tax benefits associated with these exercises.

Stock option activity under the Plans from January 1, 2007 to September 30, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2007	665,477	$17.24	8.8
Granted	—
Exercised	(41,034)	$2.97		$929
Canceled	(3,000)
Outstanding September 30, 2007	621,443	$18.16	8.1	$4,294
Exercisable September 30, 2007	607,943	$18.04	8.0	$4,274

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Asset backed securitization (ABS)
Term notes	$583,667	$634,667
Warehouse facility	322,000	132,500
Senior Secured Credit Facility	—	126,500
Revolving Credit Agreement	61,000	—
Finance lease facility	42,000	12,500
Port equipment facility	15,224	12,868
Other debt	4,445	842
Capital lease obligations	37,031	38,440
Total	$1,065,367	$958,317

Revolving Credit Agreement

On August 15, 2007, the Company entered into a Revolving Credit Agreement which refinanced the previously existing Senior Secured Credit Facility, which was terminated in accordance with its terms. The initial commitment under the Revolving Credit Agreement is $135.0 million, but will periodically step down to $100.0 million by March 31, 2008. The maturity date of the Revolving Credit Agreement is August 15, 2012.

Asset Backed Securitization Facility

On August 24, 2007, TAL Advantage I LLC, a special purpose entity and indirect subsidiary of the Company, increased the commitment amount of its Series 2005-1 Floating Rate Secured Notes (‘‘ABS Warehouse Facility’’) from $300.0 million to $350.0 million.

Interest Rate Swaps

During the nine months ended September 30, 2007, the Company entered into new interest rate swap contracts which are included in the summary below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Total Notional Amount of New Swaps Entered in 2007	Weighted Average Fixed Leg Interest Rate at September 30, 2007	Weighted Average Remaining Term
$277.6 million	4.92%	4.9 years

As of September 30, 2007, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at September 30, 2007	Weighted Average Fixed Leg Interest Rate at September 30, 2007	Weighted Average Remaining Term
$905.1 million	4.45%	3.3 years

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

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of September 30, 2007, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was approximately $3.7 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.4 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	September 30, 2007	December 31, 2006
Net fair value of interest rate swaps	$2.0	$11.9
Swap assets (included in other assets)	$7.0	$13.9
Swap liabilities (included in accrued expenses)	$(5.0)	$(2.0)

The unrealized losses on the interest rate swaps were reflected in the consolidated statements of operations as follows ($ in millions):

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
$16.4	$12.2	$8.4	$8.6

These losses represent the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Note 5 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income for basic and diluted earnings per share	$3,538	$4,450	$35,388	$27,275
Denominator:
Weighted average shares outstanding for basic earnings per share	33,202	33,001	33,195	32,927
Dilutive stock options	212	420	199	523
Weighted average shares for diluted earnings per share	33,414	33,421	33,394	33,450
Earnings per share:
Basic	$0.11	$0.13	$1.07	$0.83
Diluted	$0.11	$0.13	$1.06	$0.82

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

Geographic Segment Information

The Company’s customers use the containers for their global trade utilizing many worldwide trade routes. The following table represents the allocation of domestic (U.S.) and international revenues for the periods indicated based on the customers’ primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues:
Domestic	$8,645	$7,782	$24,906	$22,638
Asia	41,560	36,158	119,013	105,770
Europe	30,695	27,765	88,597	83,220
Other International	6,661	5,248	19,349	14,922
Total	$87,561	$76,953	$251,865	$226,550

As substantially all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company’s containers are considered to be international.

Note 7 — Commitments and Contingencies

At September 30, 2007, commitments for capital expenditures totaled approximately $53.1 million, principally through the remainder of 2007.

Note 8 — Income Taxes

The consolidated income tax expense for the three and nine month periods ended September 30, 2007 and 2006 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2007 and 2006, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

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

Note 9 — Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,538	$4,450	$35,388	$27,275
Other comprehensive income:
Foreign currency translation adjustments	119	45	238	180
Unrealized gains on derivative instruments designated as cash flow hedges (net of tax expense of $3,008).	—	—	—	5,546
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax (benefit) of $(169), $(243), $(547) and $(476), respectively)	(307)	(433)	(989)	(996)
Total comprehensive income	$3,350	$4,062	$34,637	$32,005

The balance included in accumulated other comprehensive income for cumulative translation adjustments as of September 30, 2007 and December 31, 2006 was $541 and $303, respectively.

Note 10 — Subsequent Events

Quarterly Dividend

On November 6, 2007, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 10, 2007 to shareholders of record at the close of business on November 21, 2007.

Containers Purchased

Effective October 1, 2007, the Company purchased approximately 57,000 TEU of previously managed dry and special containers from its largest third-party container owner.

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2007, our fleet consisted of 682,323 containers and chassis, including 66,452 containers under management for third parties, representing approximately 1.1 million twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and approximately 187 third party container depot facilities in 37 countries as of September 30, 2007. Our customers are among the world’s largest shipping lines.

We primarily lease four principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, and (4) chassis which are used for the transportation of containers domestically. We also manage our own container disposals, act as the disposal agent for a number of our shipping line customers, and buy and sell used containers through our Trader group. As of September 30, 2007, dry, refrigerated, special containers and Trader represented approximately 85%, 5%, 7% and 2% of our fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of September 30, 2007. In addition, we have a small portfolio of finance leases for port equipment including container cranes, reach stackers, and related equipment and have placed orders in 2007 for our first tank containers. Tank containers are used to transport bulk liquids.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	September 30, 2007			December 31, 2006			September 30, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	530,804	51,417	582,221	492,497	54,675	547,172	499,947	55,864	555,811
Refrigerated	35,441	967	36,408	33,990	1,048	35,038	34,300	1,251	35,551
Special	31,500	14,068	45,568	27,418	14,765	42,183	27,577	15,142	42,719
Chassis	7,963	—	7,963	6,579	—	6,579	6,079	—	6,079
Subtotal	605,708	66,452	672,160	560,484	70,488	630,972	567,903	72,257	640,160
Trader	10,163	—	10,163	8,815	—	8,815	5,462	—	5,462
Total	615,871	66,452	682,323	569,299	70,488	639,787	573,365	72,257	645,622

	Equipment Fleet in TEU’s
	September 30, 2007			December 31, 2006			September 30, 2006
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	852,322	88,372	940,694	787,687	93,525	881,212	798,123	95,473	893,596
Refrigerated	64,864	1,545	66,409	61,208	1,652	62,860	61,682	1,898	63,580
Special	51,576	23,542	75,118	43,449	24,495	67,944	43,465	24,994	68,459
Chassis	13,936	—	13,936	11,508	—	11,508	10,608	—	10,608
Subtotal	982,698	113,459	1,096,157	903,852	119,672	1,023,524	913,878	122,365	1,036,243
Trader	14,809	—	14,809	13,799	—	13,799	7,698	—	7,698
Total	997,507	113,459	1,110,966	917,651	119,672	1,037,323	921,576	122,365	1,043,941

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of September 30, 2007, 92.4% of our containers and chassis were on-hire to customers. In addition 5.7% of our fleet was available for lease and 1.9% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the fleet as of the dates indicated below:

Lease Portfolio	Sept 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sept 30, 2006
Long-term lease	55.7%	55.2%	57.0%	58.1%	58.0%
Service lease	27.1	25.9	25.5	27.2	26.8
Finance lease	9.6	8.6	8.3	8.2	7.7
Total leased	92.4	89.7	90.8	93.5	92.5
Used units available for lease	2.4	2.8	3.8	2.8	3.3
New units available for lease	3.3	5.4	2.8	1.6	1.8
Available for sale	1.9	2.1	2.6	2.1	2.4
Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used containers. Our profitability for the first nine months ended September 30, 2007 was supported by high starting utilization in all of our major product lines and strong gains on the sale of used containers.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio. As of September 30, 2007, our owned fleet included 997,507 TEU, an increase of 8.7% from December 31, 2006 and up 8.2% from September 30, 2006. The increase in fleet size was mainly due to the delivery of a large number of containers during the first half of 2007. We typically order the bulk of our dry containers in the first half of the year so that the equipment will be available for lease during the peak summer months for dry containers. As of September 30, 2007, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.4 billion, an increase of approximately $187 million, or 14.9%, over December 31, 2006 and an increase of approximately $195 million, or 15.6%, over September 30, 2006. Our revenue earning asset growth was higher on a dollar basis, since our new chassis and port equipment investments are much more expensive than dry containers on a per TEU basis and since the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

We expect to report significant TEU growth in our owned fleet during the fourth quarter of 2007, due to the purchase of roughly 57,000 TEU of previously managed dry and special containers from our largest third-party container owner. The containers have an average age of approximately twelve years, and as of September 30, 2007 over 95% of the units were leased to customers.

We expect our new container deliveries to be relatively low in the fourth quarter on a TEU basis since the fourth quarter typically begins the slow season for dry containers. Through September 30, 2007, we have placed orders for approximately 148,000 TEU of new equipment, and have already taken delivery of approximately 134,000 TEU. We have secured lease commitments for a significant portion of these new units, but further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units. The significant size of our container orders in 2007 has been supported by the continued high rate of growth of world containerized trade. In September 2007, Clarkson Research Services estimated that containerized trade growth will exceed 11% in 2007, and in August 2007, World Cargo News estimated that new container production for leasing companies will reach 1.3 million TEU in 2007.

While the production of 1.3 million TEU is large relative to leasing companies’ purchases in prior years, it represents a smaller percentage of estimated total container purchases than leasing companies have represented in the past. In August 2007, World Cargo News estimated that total container production will be roughly 3.3 million TEU in 2007, and that leasing companies’ new production share is estimated to be about 40% in 2007 compared to leasing companies’ share of total operated containers of approximately 43%. We believe that the lower production share by leasing companies in 2007 is likely the result of the improved financial performance, increased operating scale and improved information systems of our large customers, which make it easier for our customers to finance and deploy new container purchases efficiently.

We sold approximately 15,000 TEU of our owned containers, excluding Trader units purchased for resale, or 1.6% of our beginning owned container fleet, in the third quarter of 2007, and we have sold approximately 4.7% of our beginning owned container fleet since the beginning of the year. Based on the age profile of our fleet and scheduled lease expirations, we expect our rate of disposals will increase significantly for several years beginning in 2008 before decreasing significantly for several years thereafter. The decreasing share of purchases of new containers by leasing companies, as well as our increasing disposal rate could constrain our future TEU growth rate if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases.

The following table sets forth our average fleet utilization for the periods indicated below:

	For three months ended:					For nine months ended:
	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Average Utilization	91.0%	90.3%	92.1%	93.0%	91.0%	91.1%	90.0%

The following table sets forth our ending fleet utilization for the periods indicated below:

	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Ending Utilization	92.4%	89.7%	90.8%	93.5%	92.5%
Ending Utilization (excluding new off-hire units)	95.5%	94.8%	93.9%	95.0%	94.2%

Our average utilization was 91.0% in the third quarter of 2007, equal to the third quarter of 2006, and an increase of 0.7% from the second quarter of 2007. Ending utilization for the third quarter of 2007 increased 2.7% from the second quarter of 2007 to 92.4%. Our utilization increased in the latter part of the third quarter due to ongoing pick-ups of our new containers and reduced new container deliveries. Utilization of our containers excluding off-hire new units has been fairly steady throughout 2007 in the range of 95%. Utilization for our dry containers has been supported throughout 2007 by strong cargo growth, a low volume of drop-offs, enhanced logistical protections in our lease contracts and the strong used container sale market. We expect the volume of dry container pick-ups to slow in the fourth quarter due to the end of the typical summer peak season for dry containers, though we expect utilization to remain solid since off-hire volumes should remain controlled and new container deliveries should be low.

Leasing demand for our refrigerated containers was relatively weak in the third quarter, and the third quarter typically represents the seasonal low point for refrigerated container demand. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 27% of our leasing revenue. Leasing demand for refrigerated containers was quite strong for the 2006/2007 peak winter season, and we have increased procurement levels for refrigerated containers in advance of the anticipated 2007/2008 winter peak season.

Leasing demand and utilization for our special containers remained strong in the third quarter, and we have increased our procurement of special containers in 2007.

Average lease rates for our dry container product line in the third quarter of 2007 decreased by 0.8% from the average level in the third quarter of 2006. Average lease rates for dry containers in the third quarter of 2007 were flat from the average level in the second quarter of 2007. New dry container prices remained fairly stable during the third quarter at more than $1,800 for a 20’ dry container. Based on new container prices, we would normally expect that market leasing rates for new dry containers would be above our portfolio average. However, we continue to see very aggressive pricing for new container leases, and we are not currently getting a rate benefit from new container transactions.

Average lease rates for refrigerated containers in the third quarter of 2007 decreased by 2.7% from the average level in the third quarter of 2006 and decreased 1.1% from the second quarter of 2007. New refrigerated container prices are lower than they were three to eight years ago, and market leasing rates for new containers are slightly below our portfolio average.

Average lease rates for special containers increased 2.9% during the third quarter of 2007 compared to the third quarter of 2006 and increased 1.9% in third quarter of 2007 compared to the second quarter of 2007.

During the third quarter of 2007, the percentage of our units on finance leases increased to 9.6% compared to 7.7% as of September 30, 2006. Finance lease revenue increased from $3.4 million to $4.7 million for the three months ended September 30, 2007 as compared to the prior year period. While our finance lease revenue was $1.3 million higher for the three months ended September 30,

2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the third quarter of 2007, our finance lease billings exceeded our recognized finance lease revenue by $6.1 million.

During the third quarter of 2007, we recognized a $2.8 million gain on the sale of our used containers compared to a $1.9 million gain in the third quarter of 2006. The improvement compared to the third quarter of 2006 mainly resulted from higher unit prices for containers sold in 2007. In the third quarter of 2007, selling prices for used containers were supported by high prices for new containers and high utilization of leasing company and shipping line containers.

Our primary ownership expenses, depreciation and interest expense, increased a combined 2.7% from the third quarter of 2006 to the third quarter of 2007. This increase was substantially less than the growth rate of our equipment fleet primarily due to a decrease in depreciation expense resulting from a large vintage year of containers reaching the end of its depreciable life on October 31, 2006. In addition, the increase in the percentage of our units on finance lease resulted in a reduction in the growth rate of our depreciation expense relative to the level we would have experienced if the units were placed on operating leases. Another large vintage year of containers will reach the end of its depreciable life on October 31, 2007. The resulting decrease in depreciation expense will be partially offset by depreciation expense associated with the purchase of 57,000 TEU of older managed containers, and beginning January 1, 2008, by the start of depreciation for equipment purchased in 2007 but not yet leased.

Our interest expense increased 16.0% from the third quarter of 2006 to the third quarter of 2007. The growth in interest expense is fairly close to the 15.6% increase in the dollar value of our revenue earning assets over the same period, reflecting a relatively stable ratio of debt compared to the dollar value of our revenue earning assets and a relatively stable effective interest rate. As of September 30, 2007, our ABS warehouse facility represented approximately 30% of our debt. The ABS warehouse facility converts to a term loan with an increased interest margin as of April 12, 2008. We are currently seeking to refinance the existing warehouse amount with a new ABS term series or another form of term financing, and structure a new warehouse facility to fund our growth capital spending for 2008. However, due to the disruption in the ABS market, we expect the interest margin for a new term series and a new warehouse facility will increase from the interest margin we currently pay on the existing warehouse facility.

On August 29, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on August 15, 2007.

Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2007 and 2006 in dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$71,758	81.9%	$68,105	88.5%	$208,786	82.9%	$202,737	89.5%
Equipment trading revenue	13,614	15.6	6,897	9.0	36,728	14.6	17,673	7.8
Management fee income	1,507	1.7	1,538	2.0	4,648	1.8	4,687	2.1
Other revenues	682	0.8	413	0.5	1,703	0.7	1,453	0.6
Total revenues	87,561	100.0	76,953	100.0	251,865	100.0	226,550	100.0
Equipment trading expenses	11,448	13.1	5,606	7.3	30,115	12.0	14,545	6.4
Direct operating expenses	7,300	8.3	6,589	8.6	22,711	9.0	20,948	9.3
Administrative expenses	9,903	11.3	9,350	12.1	30,470	12.1	28,009	12.4
Depreciation and amortization	25,756	29.4	26,590	34.6	74,938	29.7	77,782	34.3
Provision (reversal) for doubtful accounts	324	0.4	(58)	(0.1)	653	0.3	(500)	(0.2)
Net (gain) on sale of leasing equipment	(2,842)	(3.3)	(1,883)	(2.5)	(8,343)	(3.3)	(2,859)	(1.3)
Write-off of deferred financing costs	204	0.3	—	—	204	0.1	2,367	1.0
Interest and debt expense	13,559	15.4	11,686	15.2	37,665	14.9	35,266	15.6
Unrealized loss on interest rate swaps	16,400	18.8	12,174	15.8	8,351	3.3	8,584	3.8
Total expenses	82,052	93.7	70,054	91.0	196,764	78.1	184,142	81.3
Income before income taxes	5,509	6.3	6,899	9.0	55,101	21.9	42,408	18.7
Income tax expense	1,971	2.3	2,449	3.2	19,713	7.8	15,133	6.7
Net income	$3,538	4.0%	$4,450	5.8%	$35,388	14.1%	$27,275	12.0%

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006.

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

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$60,467	$57,857
Fee and ancillary lease revenue	6,563	6,849
Total operating lease revenue	67,030	64,706
Finance lease revenues	4,728	3,399
Total leasing revenues	$71,758	$68,105

Total leasing revenues were $71.8 million for the three months ended September 30, 2007, compared to $68.1 million for the three months ended September 30, 2006, an increase of $3.7 million, or 5.4%. The increase in leasing revenues primarily resulted from an increase in our owned container fleet size and utilization, partially offset by a decrease in average leasing rates. While our finance lease revenue was $1.3 million higher for the three months ended September 30, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in per diem leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the third quarter of 2007, our finance lease billings exceeded our recognized finance lease revenue by $6.1 million, while in the third quarter of 2006, our finance lease billings exceeded our recognized finance lease revenue by $4.1 million.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Equipment trading revenues	$13,614	$6,897
Equipment trading expenses	(11,448)	(5,606)
Net equipment trading margin	$2,166	$1,291

Equipment trading revenues and equipment trading expenses increased significantly in the third quarter of 2007 compared to the third quarter of 2006 primarily due to an increase in the number of trading units purchased and sold. The net equipment trading margin, the difference between equipment trading revenues and expenses, increased $0.9 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the higher volume of units sold as well as higher per unit trading margins.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended September 30, 2007, direct operating expenses were $7.3 million, compared to $6.6 million for the three months ended September 30, 2006, an increase of $0.7 million or 10.6%. The increase was mainly due to higher positioning costs of $1.0 million, resulting from a higher volume of dry containers moved. Repair costs increased by $0.4 million due to a higher cost per unit repaired, primarily for our refrigerated containers. These increases were partially offset by lower storage and handling costs of $0.5 million resulting from higher utilization, and lower surveying costs of $0.2 million.

Administrative expenses.    Administrative expenses were $9.9 million for the three months ended September 30, 2007, compared to $9.4 million for the three months ended September 30, 2006, an increase of $0.5 million primarily due to higher employee compensation costs resulting from increased staff levels and higher travel costs, partially offset by lower professional fees.

Depreciation and amortization.    Depreciation and amortization was $25.8 million for the three months ended September 30, 2007, compared to $26.6 million for the three months ended September 30, 2006, a decrease of $0.8 million or 3.0%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006, as well as a delay in the start date of depreciation for units purchased in 2007. In past years, depreciation on new units started when the units were accepted into our fleet. Beginning in 2007, new units start depreciation when they are placed on lease. These decreases were partially offset by increased depreciation for new equipment added to the fleet in 2007.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(2.8) million for the three months ended September 30, 2007, compared to a (gain) of $(1.9) million for the three months ended September 30 , 2006, an increase of $0.9 million. Results in 2007 primarily benefited from higher average selling prices.

Interest and debt expense.    Interest and debt expense was $13.6 million for the three months ended September 30, 2007, compared to $11.7 million for the three months ended September 30, 2006, an increase of $1.9 million. The increase was primarily due to an increase in the average debt balance due to the purchase of additional fleet equipment in 2007.

Unrealized loss on interest rate swaps.    Unrealized loss on interest rate swaps was $16.4 million for the three months ended September 30, 2007, compared to an unrealized loss of $12.2 million for the three months ended September 30, 2006. The net fair market value of the interest rate swap contracts decreased to a $2.0 million asset at September 30, 2007, compared to a $11.9 million asset at December 31, 2006, primarily due to a decrease in interest rates. Included in unrealized gain / loss on interest rate swaps is the amortization of accumulated other comprehensive income recorded during the period of designation as cash flow hedges.

Income tax expense.    Income tax expense was $2.0 million for the three months ended September 30, 2007, compared to income tax expense of $2.4 million for the three months ended September 30, 2006, and the effective tax rate was 35.8% for the three months ended September 30, 2007 and 35.5% for the three months ended September 30, 2006.

We do not expect to pay any significant Federal, state or foreign income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006.

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

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$175,218	$170,952
Fee and ancillary lease revenue	20,242	23,269
Total operating lease revenue	195,460	194,221
Finance lease revenues	13,326	8,516
Total leasing revenues	$208,786	$202,737

Total leasing revenues were $208.8 million for the nine months ended September 30, 2007, compared to $202.7 million for the nine months ended September 30, 2006, an increase of $6.1 million, or 3.0%. The increase in leasing revenues primarily resulted from an increase in our owned container fleet size and utilization, partially offset by a decrease in average leasing rates and lower fee revenue due to a reduced level of container drop-offs. While our finance lease revenue was $4.8 million higher for the nine months ended September 30, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in per diem leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the first nine months of 2007, our finance lease billings exceeded our recognized finance lease revenue by $17.6 million, while in the first nine months of 2006, our finance lease billings exceeded our recognized finance lease revenue by $10.4 million.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Equipment trading revenues	$36,728	$17,673
Equipment trading expenses	(30,115)	(14,545)
Net equipment trading margin	$6,613	$3,128

Equipment trading revenues and equipment trading expenses increased significantly in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to an increase in the number of trading units purchased and sold. The net equipment trading margin, the difference between equipment trading revenues and expenses, increased $3.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a higher volume of units sold as well as higher per unit trading margins.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the nine months ended September 30, 2007, direct operating expenses were $22.7 million, compared to $20.9 million for the nine months ended September 30, 2006, an increase of $1.8 million or 8.6%. Positioning costs increased by $1.3 million due to a higher volume of dry containers moved. Repair costs increased by $1.7 million due to a higher cost per unit repaired, primarily for our refrigerated containers. Additionally, insurance costs and surveying costs on new equipment increased by $0.2 million due to additional units acquired, and other costs increased by $0.4 million. These increases were partially offset by lower storage and handling costs of $2.4 million, resulting from higher utilization. In addition, an equipment valuation charge for containers which may not be returned of $0.2 million was recorded in 2007, while in 2006 an equipment valuation reversal of $0.4 million was recorded.

Administrative expenses.    Administrative expenses were $30.5 million for the nine months ended September 30, 2007, compared to $28.0 million for the nine months ended September 30, 2006, an increase of $2.5 million. The increase was primarily due to higher employee compensation costs resulting from increased staff levels and higher travel costs, partially offset by lower professional fees.

Depreciation and amortization.    Depreciation and amortization was $74.9 million for the nine months ended September 30, 2007, compared to $77.8 million for the nine months ended September 30, 2006, a decrease of $2.9 million or 3.7%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006, as well as a delay in the start date of depreciation for units purchased in 2007. In past years, depreciation on new units started when the units were accepted into our fleet. Beginning in 2007, new units start depreciation when they are placed on lease. These decreases were partially offset by increased depreciation for new equipment added to the fleet in 2007.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(8.3) million for the nine months ended September 30, 2007, compared to a (gain) of $(2.9) million for the nine months ended September 30, 2006, an increase of $5.4 million. Results in 2007 primarily benefited from higher average selling prices.

Interest and debt expense.    Interest and debt expense was $37.7 million for the nine months ended September 30, 2007, compared to $35.3 million for the nine months ended September 30, 2006, an increase of $2.4 million. The increase was primarily due to an increase in the average debt balance due to the purchase of additional fleet equipment in 2007.

Unrealized loss on interest rate swaps.    Unrealized loss on interest rate swaps was $8.4 million for the nine months ended September 30, 2007, compared to an unrealized loss of $8.6 million for the nine months ended September 30, 2006. The net fair market value of the interest rate swap contracts decreased to a $2.0 million asset at September 30, 2007, compared to a $11.9 million asset at December 31, 2006, primarily due to a decrease in interest rates. Included in unrealized gain / loss on interest rate swaps is the amortization of accumulated other comprehensive income recorded during the period of designation as cash flow hedges.

Income tax expense.    Income tax expense was $19.7 million for the nine months ended September 30, 2007, compared to an income tax expense of $15.1 million for the nine months ended September 30, 2006, and the effective tax rates were 35.8% for the nine months ended September 30, 2007 and 35.7% for the nine months ended September 30, 2006.

We do not expect to pay any significant Federal, state or foreign income taxes for a number of years due to the availability of accelerated U.S. tax depreciation for our existing container fleet and our planned future equipment purchases. Any material changes in market conditions or company strategy could either accelerate or further defer the timing of our tax payments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facilities. Our cash flows are used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facilities, will be sufficient to meet our operating liquidity requirements for at least the next twelve months. In addition, we expect to continue to be able to increase our lending commitments as needed to implement our growth plans. However, our future operating performance and ability to increase, extend or refinance our indebtedness may be dependent on future economic conditions and financial, business and other factors that are beyond our control.

At September 30, 2007, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Commitment Level
ABS Term Notes	$583.7	$583.7
ABS Warehouse Facility	322.0	350.0
Revolving Credit Agreement	61.0	135.0
Finance Lease Facility	42.0	50.0
Port Equipment Facility and Other Debt	19.7	19.7
Capital Lease Obligations	37.0	37.0
Total Debt	$1,065.4	$1,175.4

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At September 30, 2007, the Company was in compliance with all covenants.

Revolving Credit Agreement

On August 15, 2007, the Company entered into a Revolving Credit Agreement which refinanced the previously existing Senior Secured Credit Facility, which was terminated in accordance with its terms. The initial commitment under the Revolving Credit Agreement is $135.0 million, but will periodically step down to $100.0 million by March 31, 2008. The maturity date of the Revolving Credit Agreement is August 15, 2012.

Asset Backed Securitization Facility

Our Asset Backed Securitization program has been the primary credit facility used to finance our existing container fleet and new container purchases since the program’s inception in April of 2006. In general, the program is intended to consist of a warehouse facility to fund new container purchases and series of term notes that will be issued periodically to provide permanent financing for equipment initially funded through the warehouse facility. The term notes issued in April 2006 were used to finance the majority of the containers in our fleet at that time, and the existing warehouse facility has primarily been used to finance our new container purchases since April 2006.

The current warehouse facility was initially structured to have a limit of $300 million. It was our original intention to issue term notes to refinance the containers funded through the warehouse at the time that outstanding funding in the warehouse approached the $300 million limit. However, the market for asset-backed term notes has been disrupted for the last several months and credit spreads for asset backed term notes have increased significantly. As a result, we have decided to delay issuing term notes to refinance the existing warehouse facility and have instead opted to increase the size of the warehouse facility. On August 24, 2007, we increased the warehouse facility from $300 million to $350 million. We are currently negotiating to increase the warehouse facility to $425 million.

We believe that the increased warehouse facility, together with our other financing facilities, would be sufficient to fund our growth capital spending through the first quarter of 2008. Over the next several months we will monitor conditions in the asset-backed term note market and, if conditions in the market improve, we will likely issue a series of term notes to refinance the warehouse borrowings or, if conditions in the ABS market do not improve, we may opt to proceed with another form of financing.

Treasury Stock

On March 13, 2006, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of its common stock. The Company repurchased 136,250 shares of its outstanding common stock in the open market during the year ended December 31, 2006 at a total cost of approximately $2.9 million.

On September 5, 2007, the Company’s Board of Directors authorized a 1 million share increase to the Company’s stock buyback program that began in March 2006. The stock buyback program, as now amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock on an opportunistic basis. No additional shares have been repurchased during the nine months ended September 30, 2007.

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

On August 29, 2007, the Company paid a quarterly dividend of $0.375 per share or an aggregate of approximately $12.5 million on its issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on August 15, 2007.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$120,490	$129,598
Net cash (used in) provided by investing activities:
Payments for leasing equipment	$(229,811)	$(164,970)
Investment in finance leases	(36,831)	(39,895)
Proceeds from sale of equipment, net of selling costs	44,476	42,999
Cash collections on financing leases, net of income earned	17,619	10,446
Other	238	180
Net cash used in investing activities	$(204,309)	$(151,240)
Net cash provided by financing activities	$66,655	$26,821

Operating Activities

Net cash provided by operating activities decreased by $9.1 million to $120.5 million in the nine months ended September 30, 2007, compared to $129.6 million in the nine months ended September 30, 2006 mainly due to timing differences in the collection of accounts receivable.

Investing Activities

Net cash used in investing activities was $204.3 million in the nine months ended September 30, 2007, as compared to net cash used in investing activities of $151.2 million in the nine months ended September 30, 2006. Capital expenditures were $266.6 million, including investments in finance leases of $36.8 million, in the nine months ended September 30, 2007, compared to $204.9 million, including investments in finance leases of $39.9 million, in the nine months ended September 30, 2006. Capital expenditures increased by $61.7 million in the nine months ended September 30, 2007, primarily due to an increase in the number of units purchased, as well as a higher per unit cost. In addition, we had received but not yet paid for leasing equipment of $24.9 million as of September 30, 2007 as compared to $20.8 million as of September 30, 2006. Sales proceeds from the disposal of equipment increased $1.5 million to $44.5 million in the nine months ended September 30, 2007, compared to $43.0 million in the nine months ended September 30, 2006. The increase in sales proceeds is primarily due to higher selling prices. Cash collections on financing leases, net of unearned income increased by $7.2 million to $17.6 million for the nine months ended September 30, 2007, compared to $10.4 million for the nine months ended September 30, 2006 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $66.7 million for the nine months ended September 30, 2007, compared to $26.8 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment and to pay down borrowings on our ABS term notes and revolving credit facilities. In addition, cash was used during the first nine months of 2007 to pay dividends on our common stock outstanding. In the nine months ended September 30, 2006, net cash provided by financing activities was primarily the result of net cash received from the refinancing of certain debt facilities. Partially offsetting the net cash received from financing activities was cash used to establish a restricted cash account in conjunction with our issuance of asset backed securitization term notes, the payment of finance fees related to new debt agreements, the payment of dividends and purchases of treasury stock.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2007:

	Contractual Obligations by Twelve Month Period Ending September 30,
	(dollars in millions)
Contractual Obligations:	Total	2008	2009	2010	2011	2012 and thereafter
Total debt obligations(1):	$1,287.4	$149.0	$159.0	$153.4	$147.9	$678.1
Capital lease obligations	48.3	5.8	3.9	4.2	4.2	30.2
Operating leases (mainly facilities)	5.1	1.9	1.5	1.6	0.1	—
Equipment purchase obligations	53.1	53.1	—	—	—	—
Total contractual obligations	$1,393.9	$209.8	$164.4	$159.2	$152.2	$708.3

(1)	Amounts include actual and estimated interest for floating-rate debt based on September 30, 2007 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is required to adopt the provisions of SFAS No.159 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No.157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt the provisions of SFAS No. 157 during the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and reported the effect of adoption in the first quarter 2007 Form 10-Q. In accordance with the requirements of FIN 48, the Company evaluated all of its tax positions, and determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. There have been no material changes in unrecognized tax benefits since the adoption of FIN 48.

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

During the nine months ended September 30, 2007, the Company entered into new interest rate swap contracts which are included in the summary below to fix the floating interest rates on a portion of the borrowings under its debt facilities:

Total Notional Amount of New Swaps Entered in 2007	Weighted Average Fixed Leg Interest Rate at September 30, 2007	Weighted Average Remaining Term
$277.6 million	4.92%	4.9 years

As of September 30, 2007, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at September 30, 2007	Weighted Average Fixed Leg Interest Rate at September 30, 2007	Weighted Average Remaining Term
$905.1 million	4.45%	3.3 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 85% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded.

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

For the nine months ended September 30, 2007, our five largest customers accounted for approximately 46.7% of our leasing revenues, with our largest customer accounting for approximately 17.5% of our leasing revenues. As of September 30, 2007, approximately 76.9% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary on our lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION.

On September 6, 2007, TAL International Group, Inc. issued a press release entitled ‘‘TAL International Group, Inc. Suspends Strategic Review, Increases Stock Buyback Program’’. The press release announced that TAL had suspended the strategic review process that it previously made public in June 2007. TAL also announced that the Board of Directors had authorized a 1 million share increase to the Company’s stock buyback program that began in March 2006. The stock buyback program, as amended, authorizes TAL to repurchase up to 2.5 million shares of the Company’s common stock.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.47	Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.’s Form 8-K filed on July 17, 2007)
10.48	Credit Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation, National City Bank, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.48 to TAL International Group, Inc.’s Form 8-K filed August 16, 2007)
10.49	Security Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.49 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
10.50	Pledge Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.50 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
10.51	Guaranty, dated as of August 15, 2007, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.51 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
November 7, 2007
/s/ Chand Khan
Chand Khan Vice President and Chief Financial Officer (Principal Accounting Officer)