Form 10-K
period 2007-12-31
TAL International Group, Inc.
filed 2008-03-10
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007
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

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 33,260,724 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2007) was approximately $265,392,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, there were 32,707,937 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on May 1, 2008, are incorporated by reference into Part III hereof.

TAL International Group, Inc.
2007 Annual Report on Form 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. ‘‘Risk Factors’’ in this annual report and all of our other filings filed with the Securities and Exchange Commission (the ‘‘SEC’’) from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

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

PART I

ITEM 1.    BUSINESS

Our Company

Our operations commenced in 1963 and we are one of the world’s largest and oldest lessors of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers domestically.

History

TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 when it acquired all of the outstanding capital stock of

TAL International Container Corporation (‘‘TAL International Corporation’’ or ‘‘TALI’’) and Trans Ocean Ltd. (‘‘Trans Ocean’’ or ‘‘TOL’’) from TA Leasing Holding Co., Inc. (‘‘the Acquisition’’). Prior to the consummation of the Acquisition, TAL International Corporation and Trans Ocean were subsidiaries of an international insurance and finance company and provided long-term leases, service leases and finance leases, maritime equipment management services and subsequent sale of multiple types of intermodal equipment through a worldwide network of offices, third party depots and other facilities.

Business Segments

We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties.

•	Equipment trading — we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container traders and users of containers for storage or one way shipment.

Equipment Leasing Segment

Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal equipment. We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 186 third party container depot facilities in 37 countries as of December 31, 2007. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also have recently started leasing chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers, which are used to transport bulk liquid products such as chemicals. In addition, in December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers and related equipment. We believe that these new equipment types represent natural extensions for our business.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific equipment on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of equipment during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments’ contents and handling, and return the equipment to specified drop-off locations. As of December 31, 2007, 92% of our total fleet was on-hire to customers, with 55% of our fleet on long-term leases, 10% on finance leases, and 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments. As of December 31, 2007, our long-term leases had an average remaining lease term of 31 months. In addition, 6% of our total fleet was available for lease and 2% was available for sale.

Our equipment leasing revenues primarily consist of leasing revenues derived from the lease of our owned equipment and, to a lesser extent, fees received for managing equipment owned by third parties. The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs, which primarily consist of depreciation and amortization, interest expense, direct operating expenses and administrative expenses. We seek to exceed a targeted return on our investment over the life cycle of our equipment by managing equipment utilization, per diem lease rates, drop-off restrictions and the used equipment sale process.

Equipment Trading Segment

Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container traders and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 25,000 twenty-foot equivalent units (TEU) of containers purchased for resale annually.

Total revenue for the equipment trading segment is primarily made up of equipment trading revenue, which represents the proceeds from sales of trading equipment. The profitability of this segment is largely driven by the volume of units purchased and sold, our per unit selling margin, and our direct operating and administrative expenses.

Industry Overview

According to Drewry Shipping Consultants Limited, as of December 2007, the container shipping industry generated over $200 billion in annual revenue. Containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies (‘‘Clarkson’’), worldwide containerized cargo volume grew in every year from 1980 through 2006, attaining a compound annual growth rate (‘‘CAGR’’) of 10.0% during that period. Furthermore, as of December 2007, Clarkson projected that loaded container liftings, which is a measure of volume in the industry, will increase by 10.5% in 2007 and 9.2% in 2008. We believe that this projected growth is due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers.

Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. According to Containerisation International, container lessors’ ownership was approximately 10.2 million TEU or 41.8% of the total worldwide container fleet of 24.5 million TEU as of mid-2007.

In general, leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements at a port-by-port level, the availability of containers for lease significantly reduces a shipping line’s need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset-intensive business.

Spot leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices, because lease agreements can only be re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Operations

We operate our business through 20 worldwide offices located in 11 different countries as of December 31, 2007. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York.

Our Equipment

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

Our fleet primarily consists of three types of equipment:

•	Dry Containers. A dry container is essentially a steel-constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8½ or 9½ feet tall. Dry containers are the least-expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

•	Refrigerated Containers. Refrigerated containers include an integrated cooling machine and an insulated container, come in lengths of 20 or 40 feet, and are 8 feet wide, and either 8½ or 9½ feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.

•	Special Containers. Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift through the doors of a standard container.

Over the last few years, we have added three new equipment types to our fleet:

•	Tank Containers. Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames, with the same outside dimensions as 20 foot dry containers. They carry bulk liquids such as chemicals.

•	Chassis. An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers domestically. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

•	Port Equipment. We finance container cranes, reach stackers and related equipment. We believe that the financing of such equipment is a natural extension of our equipment leasing business.

Our Leases

Most of our revenues are derived from leasing our equipment fleet to our core shipping line customers. The majority of our leases are structured as operating leases, though we also provide customers with finance leases. Regardless of lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, drop-off restrictions and the used equipment sale process.

Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•	Operating Flexibility. The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps the shipping lines manage this uncertainty and minimize the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.

•	Fleet Size and Mix Flexibility. The drop-off flexibility included in container and chassis operating leases allows shipping lines to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.

•	Alternative Source of Financing. Container and chassis leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the rapid growth of the asset-intensive container shipping industry.

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

We categorize our operating leases as either long-term leases or service leases. Long-term leases typically range from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain all units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2007, 55% of our containers and chassis were on-hire under long-term operating leases. As of December 31, 2007, our long-term leases had an average remaining duration of 31 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases range from twelve months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2007, 27% of our containers and chassis were on-hire under service leases and this equipment has been on-hire for an average of 41 months.

Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment (primarily new equipment), generally require the customer to keep the equipment on-hire for its remaining useful life, and provide the customer with a purchase option at the end of the lease term. As of December 31, 2007, approximately 10% of our containers and chassis were on-hire under finance leases.

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

In the aftermath of the Asian financial crisis, we embarked on a program to reduce logistical and utilization risk by increasing the percentage of our containers on long-term lease or finance lease and restricting the ability of our customers to return containers outside of Asian demand locations. From December 31, 2000 to December 31, 2007, the portion of our containers on long-term lease and finance leases increased from 48% to 65%, the annual number of dry containers returned in North America and Europe from service leases fell by 78%, and our empty container positioning cost fell by 79%.

In addition to restructuring our leases, we increased our operational focus on moving empty containers as cheaply as possible. To accomplish this, we developed an in-house group of experts, which we call Greyslot, to manage our empty container positioning program. As part of their mandate to reposition our empty containers, Greyslot maintains frequent contact with various shipping lines and vessel owners to identify available vessel space, and our success with managing our own positioning program has led to additional revenue opportunities. For the last several years Greyslot has acted as a broker of empty vessel space for moving additional empty containers for third parties. Our third-party customers include leasing companies and shipping lines, and such third-party business currently represents a majority of the containers moved by Greyslot. While we have made important strides over the last few years in our logistics management, logistical risk remains an important element of our business due to competitive pressures, changing trade patterns and other market factors and uncertainties.

Depot Management.    As of December 31, 2007, we manage our equipment fleet through 186 third-party owned and operated depot facilities located in 37 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also periodically visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors (IICL). The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers to the acceptable interchange condition. At the time that containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. This inspection process also splits the damage into two components, customer damage and normal wear and tear. Items typically designated as customer damage include dents in the container and debris left in the container, while items such as rust are typically designated as normal wear and tear.

Our leases are generally structured so that the lessee is responsible for the customer damage portion of the repair costs, and customers are billed for damages at the time the equipment is returned. We sometimes offer our customers a repair service program whereby we, for an additional payment by the lessee (in the form of a higher per-diem rate or a flat fee at off-hire), assume financial responsibility for all or a portion of the cost of repairs upon return of the equipment (but not of total loss of the equipment), up to a pre-negotiated amount.

Equipment Disposals.    Our in-house equipment sales group has a worldwide team of specialists that manage the sale process for our used containers and chassis from our lease fleet. We generally sell to domestic storage companies, freight forwarders (who often use the containers for one-way trips) and other purchasers of used containers. We believe we are one of the world’s largest sellers of used containers.

We have sold over 73,000 TEU of our owned used containers on average over the last five years.     The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenue, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability. Over the last five years the average annual sale age for our used containers from our lease fleet has been increasing. The average age of the units sold in 2007 was 13.6 years.

Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties opportunistically. We typically purchase our equipment trading fleet from many of our shipping line customers or other sellers of used or new equipment. Gross trading margins are dependent on the volume of units purchased and resold, selling prices, and cost paid for equipment sold. We have sold over 25,000 TEU of containers purchased from third parties for resale on average over the last five years.

Management Services

A portion of our container fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed floor amount. Typically the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

Environmental

We may be subject to environmental liability in connection with our current or historical operations that could adversely affect our business and financial prospects despite insurance coverage, terms of leases and other arrangements for use of the containers that place the responsibility for environmental liability on the end user. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. We have not yet experienced any such claims. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (‘‘CFCs’’) beginning in January 1996. Since then, the environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally destructive refrigerants to be handled, other than for disposal, in most of the countries that are members of the European Union. CFCs are used in the operation, insulation and manufacture of refrigerated containers. All of our refrigerated containers purchased since June 1993 use non-CFC refrigerant gas in the operation and insulation of the containers, although a reduced quantity of CFCs are still used in the container manufacturing process. The replacement refrigerant used in our new refrigerated containers may also become subject to similar governmental regulations. In the past, we have retrofitted certain refrigerated containers with non-CFC refrigerants. Approximately 1% of our refrigerated containers still use CFC refrigerants.

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

Credit Controls

We monitor our customers’ performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers’ market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that is to be supplied.

Currency

The vast majority of our revenues and expenses are denominated in U.S. dollars, and we typically do not engage in currency hedging. However, our operations and equipment sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values.

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

Customers

We believe that we have strong, long standing relationships with our largest customers, most of whom we have had a relationship with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 76% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenue that comes from our largest customers. Our five largest customers accounted for approximately 47% of our 2007 leasing revenues. Our largest customer is APL-NOL, which accounted for approximately 18% of our leasing revenues in 2007, 2006 and 2005. No other customer exceeded 10% of our leasing revenues in 2007, 2006 or 2005. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Suppliers

We have long relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are three large manufacturers of dry and special containers and three large manufacturers of refrigerated containers. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

We compete with at least 10 other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

Our competitors compete with us in many ways, including lease pricing, lease flexibility, supply reliability and customer service. In times of weak demand or excess supply, leasing companies often respond by lowering leasing rates and increasing the logistical flexibility offered in their lease agreements. In addition, new entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and they are often aggressive on pricing and lease flexibility.

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

Employees

As of December 31, 2007, we employed 194 people, in 20 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Industry

Container leasing demand is affected by numerous market factors as well as external political and economic events that are beyond our control.

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ ‘‘lease vs. buy’’ decisions. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, such as those that occurred in 2001 and 2002, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. Thus, a decrease in the volume of world trade may adversely affect our container utilization and lease rates and lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and positioning) and reduced financial performance. In the late 1990’s, the economic downturn in Asia, lower prices for new containers and the consolidation of shipping lines adversely affected the container leasing business and led to a sharp decrease in our profitability and several years of losses. These events may re-occur.

Other general factors affecting demand for leased containers, container utilization and per diem rental rates include

•	the available supply and prices of new and used containers,

•	changes in the operating efficiency of our customers, economic conditions and competitive pressures in the shipping industry,

•	the availability and terms of equipment financing for our customers,

•	fluctuations in interest rates and foreign currency values,

•	import/export tariffs and restrictions,

•	customs procedures,

•	foreign exchange controls and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.

Any of the aforementioned factors may have a material adverse affect on our business. For example, in 2005 the inventory of new containers held at container factories by leasing companies and shipping lines increased substantially despite continued growth in the volume of world trade. We believe that this container inventory build-up was mainly caused by our customers achieving improved container operating efficiency in 2005 due to an unexpected reduction in port and rail congestion relative to the significant congestion problems that were experienced in 2004. The build-up of container inventories in Asia by our customers reduced our volume of leasing transactions in 2005 and caused our container utilization to decrease. Additionally, as a result of the build-up of inventories of new equipment, we reduced our container orders for the third and fourth quarters of 2005.

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

A decrease in market leasing rates impacts both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. As a result, during periods of low lease rates, the average lease rate we receive for our containers is negatively impacted by both the addition of new containers at low lease rates as well as the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. For example, new container prices and lease rates decreased in the late 1990’s, because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas with lower labor costs in mainland China. During this time, our average lease rates and leasing revenue declined rapidly due to lease rate decreases on our existing containers.

Container prices and market leasing rates have varied widely over the past five years. Container prices and market lease rates increased by over 40% from the middle of 2003 to the middle of 2005 primarily due to an increase in the price of steel in China, while during the second half of 2005 container prices and market leasing rates decreased significantly primarily due to reductions in the cost of steel in China. Container prices increased in the second quarter of 2006 and continued to increase in 2007.

Our lease rates may not increase when container prices increase. In 2006 our average leasing rates decreased throughout the year despite relatively high container prices. The decrease in average leasing rates was mainly the result of lease renegotiations in which we offered several customers reduced lease rates in return for extensions of leases covering older containers.

Leasing rates can also be negatively impacted by the entrance of new leasing companies, overproduction of new containers by factories and over-buying by shipping lines and leasing competitors. For example, during 2001 and again in the second quarter of 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and shipping lines, led to decreasing utilization rates and more aggressive lease pricing from some of our competitors. In the event that the container leasing industry were to be characterized by over-capacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and lease rates can be expected to decrease, thereby adversely affecting the revenues generated by our container leasing business.

A number of new leasing companies have been started during the last several years, and competition for new container leases has been very aggressive. While container prices increased in 2007, we were not able to achieve lease rate increases commensurate with the increase in container prices.

If we are unable to finance capital expenditures, our business and growth plans will be adversely affected.

We periodically make capital investments to, among other things, maintain and expand our container fleet. Since 2006, we have relied on our asset securitization warehouse facility to finance the majority of our new container investments. The current asset securitization warehouse facility converts to a nine year term loan in April 2008 and we do not expect to be able to use this facility to finance further investments at that time. While we are seeking to structure a new warehouse facility or obtain other suitable financing, we are facing significant disruptions in the capital markets, and in the asset-backed securitization market in particular, that have made it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, we will not be able to invest in our fleet in 2008 at the level we would normally invest and our future growth rate and profitability will decrease. Even if we are successful in securing additional financial commitments, we expect that our interest margins will increase. Furthermore, there can be no assurance that we will continue to be able to finance our capital expenditures in future years, especially if the current disruptions in the capital markets persist, and, if we are unable to continue to finance our capital expenditures in the future, our future growth rate and profitability will decrease.

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

While the percentage of leased containers has been fairly steady historically, this percentage has been decreasing over the last few years, with the percentage of leased containers decreasing from 46% in 2004 to 42% in 2007, according to Containerisation International. We believe that increased share of containers owned directly by the shipping lines is the result of the improved financial performance, increased operating scale and improved information systems of our customers, which make it easier for our customers to finance and deploy new container purchases efficiently. We expect these factors to continue.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with at least 10 other major leasing companies, many smaller lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and new entrants have generally been less disciplined than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry, may reduce lease rates and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

The age of our container fleet may become a competitive disadvantage.

As of December 31, 2007, the average age of the containers in our fleet was 7.6 years. We believe that the average age of most of our competitors’ container fleets is lower than the average age of our fleet, and customers generally have a preference for younger containers. Historically, we have been successful in marketing our older equipment by positioning older containers to areas where demand is very strong, offering incentives for customers to extend containers on lease, and providing greater drop-off location flexibility for containers approaching sale age. However, our marketing strategies for older containers may not continue to be successful, particularly if demand for containers becomes weaker.

The age of our fleet may result in an increase in disposals of equipment and result in a reduction of lease revenue if we are unable to purchase and lease similar volumes of equipment.

As of December 31, 2007, the average age of the containers in our fleet was 7.6 years. A large portion of our fleet was acquired in the mid-1990’s and is on leases which take the units to the end of their serviceable life in marine transport. Upon redelivery, this equipment is likely to be disposed. From 2004 through 2007, we sold on average approximately 7% of our containers annually. Due to the significant portion of older containers in our fleet, we expect that our disposal rate will increase for several years beginning in 2008. If we are unable to purchase and lease the volumes of equipment necessary to replace the units sold, our revenue could decrease.

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

The cash flow from our equipment, principally lease rentals, management fees, proceeds from the sale of owned equipment and commissions earned on container agency and brokerage activities, is affected significantly by our ability to collect payments under leases and other arrangements for the use of the equipment and our ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and performance by lessees and service providers that will not fully be within our control.

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

Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. These reserves are currently at historically low levels, mainly due to the low level of defaults we have experienced in recent years. However, future defaults may be material and any such future defaults could have a material adverse effect on our business condition and financial prospects.

We are dependent upon continued demand from our large customers.

Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 47% of our revenues for our 2007 fiscal year, with our single largest customer representing approximately 18% during such period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenue that comes from our largest customers. The loss, default or significant reduction of orders from any of our large customers, and especially our single largest customer, could have a material adverse effect on our business, financial condition and future prospects.

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

China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based in China. In addition, over the last several years, there has been a consolidation in the container manufacturing industry, resulting in two manufacturers controlling approximately 70% of the market. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from the factory locations in China to the locations where they are needed by our customers, because of further consolidation among container suppliers, a dispute with one of our manufacturers, changes in trade patterns, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

We may incur costs associated with relocation of leased equipment.

When lessees return equipment to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. For example, prior to the Asia crisis of the late 1990’s containerized trade was relatively evenly balanced globally, and as a result, many of our lease contracts provided extensive drop-off flexibility in North America and Europe. However, global containerized trade patterns changed dramatically in the aftermath of the Asia crisis, and demand for leased containers in North America and Europe substantially decreased. We incurred significant positioning expenses from 2000-2003 to shift our inventory of containers from North America and Europe to Asia. Further changes in the pattern of global containerized trade could force us to incur significant positioning expenses in the future.

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

We obtain warranties from the manufacturers of our equipment. When defects in the containers occur, we work with the manufacturers to identify and rectify the problem. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. If defects are discovered in containers that are not covered by manufacturer warranties we could be required to expend significant amounts of money to repair the containers and/or the useful life of the containers could be shortened and the value of the containers reduced.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on two of our information technology systems: our equipment tracking and billing system and our customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as container pick-ups and drop-offs, repairs and changes to book value, and to bill our customers for the use and damage to our equipment. We also use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

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

The international nature of the container industry exposes us to numerous risks

We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

Any one or more of these factors could impair our current or future international operations and, as a result, harm our overall business.

Litigation to enforce our leases and recover our containers has inherent uncertainties that are increased by the location of our containers in jurisdictions that have less developed legal systems.

While almost all of our lease agreements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce the lessees’ obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured in Asia, primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in service between Asia and North America, Europe, Central and South America, the Middle East, and Africa and in inter-Asia trade. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted. As more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our containers.

The lack of an international title registry for containers increases the risk of ownership disputes.

There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interest in containers. Although this has not occurred to date, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

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

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping containers, our competitors may adopt such products or our customers may require that we adopt such products in the conduct of our container leasing business. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our financial condition and results of operations.

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

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability arising from a terrorist attack which utilizes one of our containers.

Environmental liability may adversely affect our business and financial situation.

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. We have not yet experienced any such claims. Our lessees are required to indemnify us from such claims. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds (‘‘CFCs’’) due to their ozone depleting and global warming effects. CFCs have historically been used in the manufacture and operation of older refrigerated containers, including some containers purchased in the past by TAL International Corporation and Trans Ocean, which we acquired in the Acquisition and which are currently used in approximately 1% of our refrigerated containers. The vast majority of our refrigerated containers currently use R134A refrigerant. While R134A does not contain CFC’s, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of 134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. If future regulations prohibit the use or servicing of containers using R134A refrigerant, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower prices in the market for used containers once we retire these containers from our fleet.

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

The majority of our revenues and costs are billed in U.S. dollars. Most of our non-U.S. dollar transactions are individually of small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of our container purchases are paid for in U.S. dollars.

Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.

Most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese Yuan. To the extent that our manufacturers’ costs increase due to changes in the valuation of the Chinese Yuan, the dollar price we pay for equipment could be affected.

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

Risks associated with financing of Port Equipment.

We from time to time may enter into port equipment finance transactions in which we finance container cranes, reach stackers, and related equipment. The financing of port equipment such as container cranes involves additional risks such as the additional maintenance requirements for the equipment which if not followed could reduce the value of the equipment, the risk of personal injury inherent in operating this equipment, the limited remarketing opportunities for such equipment, the increased risk of technical obsolescence of such equipment and the high cost of transporting the equipment should it need to be repositioned.

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

We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2007, we have outstanding indebtedness of $1.1 billion under our asset backed securities program and our other credit facilities. In addition, we have capital lease obligations in the amount of $45.4 million. Our interest and debt expense for the fiscal year ended December 31, 2007 was $52.1 million. As of December 31, 2007, our total debt to total assets was 69%.

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

Despite our substantial leverage, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

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

We will require a significant amount of cash to service and repay our outstanding indebtedness, fund future capital expenditures and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.

We cannot assure investors that:

•	our business will generate sufficient cash flow from operations to service and repay our debt and to fund working capital and future capital expenditures;

•	future borrowings will be available under our current or future credit facilities in an amount sufficient to enable us to repay our debt; or

•	we will be able to refinance any of our debt on commercially reasonable terms or at all.

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

Our asset backed securities program and our other credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

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

The trading market for our common shares relies in part on the research and reports that industry or financial analysts publish about us or our business or our industry. We have no influence or control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our failure to comply with required public company corporate governance and financial reporting practices and regulations could materially and adversely impact our financial condition, operating results and the price of our common stock.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

Our internal controls over financial reporting may not detect all errors or omissions in the financial statements.

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm addressing this assessment. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal controls can provide absolute assurance that the financial statements are accurate and free of errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We regularly review our long-lived assets, including our container and chassis equipment, for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

Equipment trading is dependent upon a steady supply of used equipment.

We purchase used containers for resale from our shipping line customers and other sellers. If the supply of equipment becomes limited because these sellers develop other means for disposing of their equipment or develop their own sales network, we may not be able to purchase the inventory necessary to meet our goals, and our equipment trading revenues and our profitability could be negatively impacted.

Abrupt changes in selling prices on equipment purchased for resale could negatively affect our equipment trading margins.

We purchase and sell containers opportunistically as part of our equipment trading segment. We purchase equipment for resale on the premise that we will turnover this inventory in a relatively short time frame. If selling prices rapidly deteriorate and we are holding a large inventory that was purchased when prices for equipment were higher, then our gross margins could decline or become negative.

It may become more expensive for us to store our off-hire containers.

We are dependent on third party depot operators to repair and store our equipment in port areas throughout the world. In many locations, especially in North America and Europe, the land occupied by these depots is increasingly being considered as prime real estate.Accordingly, local communities are considering increasing restrictions on the depot operations which would increase their costs and in some cases force depots to relocate to sites further from the port areas. If these changes affect a large number of our depots it could significantly increase the cost of maintaining and storing our off-hire containers.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Office Locations.    As of December 31, 2007, our employees are located in 20 offices in 11 different countries. We have 8 offices in the U.S. including our headquarters in Purchase, New York. We have 12 offices outside the U.S. We lease all of our office space. In addition, we have agents dedicated to our business in South Korea.

The following table summarizes the facilities we leased as of December 31, 2007:

Office Location—U.S. Properties

Purchase, NY (Headquarters)
Cranford, NJ
Houston, TX
Danville, CA
San Rafael, CA
Miami, FL
Kansas City, MO
Sacramento, CA

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of TAL International Group, Inc. during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol ‘‘TAL’’ since October 12, 2005. Prior to that time, there was no public market for our common stock.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2007 and 2006.

	High	Low
2007:
Fourth Quarter	$25.46	$20.96
Third Quarter	$30.28	$22.62
Second Quarter	$30.75	$23.94
First Quarter	$27.89	$22.75
2006:
Fourth Quarter	$27.67	$20.98
Third Quarter	$25.60	$20.18
Second Quarter	$27.70	$21.60
First Quarter	$24.24	$20.28

On February 29, 2008, the closing price of the common stock was $20.87, as reported on the New York Stock Exchange. On that date, there were approximately 35 holders of record of the common stock and approximately 3,249 beneficial holders, based on information obtained from the Company’s transfer agent.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from October 12, 2005 (the date TAL International Group, Inc. common stock began trading) to December 31, 2007. The graph assumes the investment of $100 as of October 12, 2005 and the reinvestment of all dividends.

Company / Index	Base Period 10/12/05	12/31/05	3/31/06	6/30/06	9/30/06
TAL INTERNATIONAL GROUP, INC.	100	114.72	133.94	133.89	118.94
S&P 500 INDEX	100	106.52	111.00	109.40	115.60
RUSSELL 2000 INDEX	100	108.62	123.77	117.55	118.06
	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
TAL INTERNATIONAL GROUP, INC.	151.18	137.64	172.85	148.03	136.68
S&P 500 INDEX	123.34	124.13	131.93	134.60	130.12
RUSSELL 2000 INDEX	128.58	131.08	136.87	132.63	127.51

Dividends

In March, May, August and December 2007 the Company paid a quarterly dividend per share of $0.30, $0.375, $0.375 and $0.375, respectively on its issued and outstanding common stock.

On March 3, 2008, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

The Company expects to continue its policy of paying quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

Stock Repurchase Program

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock.

On September 5, 2007, our Board of Directors authorized a 1.0 million share increase to the Company’s stock repurchase program that began in March 2006. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock.

During the quarter and year ended December 31, 2007, there were 276,029 shares repurchased under the stock repurchase program. For the year ended December 31, 2006, a total of 136,250 shares were repurchased. A total of 2,087,721 shares may yet be repurchased under the stock repurchase program.

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

Unregistered Sales of Equity Securities

This paragraph sets forth equity securities that we issued in 2007 that were not registered. We granted 60,000 shares of restricted stock under our 2005 Management Omnibus Incentive Plan, with a grant price of $26.30 per share. In addition, 30,942 shares of common stock were issued upon exercise of stock options granted under our 2004 Management Stock Plan. The exercise price of the options exercised was $0.01 per share. All restricted stock and options were granted under Rule 701 promulgated under the Securities Act or, in the case of employees who are officers or directors of our Company or are accredited investors, Section 4(2) of the Securities Act.

There were additional restricted stock grants and stock acquired by the exercise of stock options granted under our 2004 Management Stock Plan and our 2005 Management Omnibus Incentive Plan that are not included above because those securities are registered as a result of our Form S-8 Registration Statement filed in April 2007.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our Equity Compensation Plan Information table is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. (the ‘‘Successor’’) and Trans Ocean and certain operations of TAL International Container Corporation on a combined basis (collectively, the ‘‘Predecessor’’). The summary historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal years ended December 31, 2007, 2006 and 2005 and for the two months ended December 31, 2004 were derived from the Successor’s audited consolidated financial statements and related notes. The summary historical combined consolidated statement of operations data, balance sheet data and other financial data for the ten months ended October 31, 2004 and for the year ended December 31, 2003 were derived from the Predecessor’s audited combined consolidated financial statements and related notes. The historical results are not necessarily indicative of the results to be expected in any future period.

All actual common share and per share data have been adjusted to retroactively reflect the 101.5052-to-1 stock split that occurred on October 5, 2005.

	Successor				Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Two Months Ended December 31, 2004	Ten Months Ended October 31, 2004	Year Ended December 31, 2003
	(dollars in thousands other than per share data)
Statement of Operations Data:
Leasing revenues	$286,273	$273,157	$287,218	$48,365	$242,963	$301,352
Equipment trading revenue	49,214	23,665	24,244	1,713	9,641	15,235
Management fee income	5,475	6,454	6,482	1,071	6,046	6,612
Other revenues	2,303	2,301	2,383	313	2,858	2,823
Total revenues	343,265	305,577	320,327	51,462	261,508	326,022
Equipment trading expenses	40,427	19,344	19,227	1,361	7,044	12,822
Direct operating expenses	30,258	27,243	28,719	4,372	23,043	37,268
Administrative expenses	41,492	38,012	40,671	6,419	29,014	38,404
Depreciation and amortization	101,670	103,849	115,138	19,769	119,449	134,985
Equipment rental expense	230	149	299	1,140	4,342	36,264
Provision (reversal) for doubtful accounts	700	(526)	559	225	300	(33)
Net (gain) loss on sale of leasing equipment	(12,119)	(6,242)	(9,665)	(126)	3,325	35,940
Write-off of deferred financing costs(1)	204	2,367	43,503	—	—	—
Interest and debt expense(2)	52,129	47,578	72,379	13,185	22,181	23,756
Unrealized loss (gain) on interest rate swaps(3)	27,883	8,282	(12,499)	(2,432)	—	—
Management fees and other Parent Company charges(4)	—	—	4,878	—	28,360	—
Total expenses	282,874	240,056	303,209	43,913	237,058	319,406
Income before income taxes	60,391	65,521	17,118	7,549	24,450	6,616
Income tax expense	21,600	23,388	7,446	2,680	8,926	740
Net income	38,791	42,133	9,672	4,869	$15,524	$5,876
Preferred stock dividends and accretion to redemption value	—	—	(19,868)	(8,410)
Net income (loss) applicable to common stockholders	$38,791	$42,133	$(10,196)	$(3,541)
Earnings (Loss) Per Share Data:
Basic income (loss) per share applicable to common stockholders	$1.17	$1.28	$(0.68)	$(0.35)	N/A	N/A
Diluted income (loss) per share applicable to common stockholders	$1.16	$1.26	$(0.68)	$(0.35)	N/A	N/A
Weighted average common shares outstanding:					N/A	N/A
Basic	33,183,252	32,987,077	14,912,242	10,150,506	N/A	N/A
Diluted	33,369,958	33,430,438	14,912,242	10,150,506	N/A	N/A
Cash dividends paid per common share	$1.43	$0.45	—	—	—	—

(1)	Write-off of deferred financing costs in 2005 of $43.5 million was due to refinancing and repayment of various debt facilities in 2005.
(2)	Interest and debt expense in 2005 of $72.4 million was the result of changes in the Company’s capital structure resulting from the Acquisition, which increased debt levels and effective interest rates.
(3)	Unrealized gains and losses on interest rate swaps are primarily due to changes in interest rates. The swaps were designated as hedges during the period from November 2005 to April 2006. For all other periods, swaps were accounted for on a mark-to market basis.
(4)	Management fees of $4.9 million in 2005 payable pursuant to certain management agreements were terminated upon completion of the initial public offering in October 2005. Parent Company charges of $28.4 million in 2004 consisted primarily of long-term incentive and termination payments that were triggered by the sale of TAL and TAL’s sister divisions in 2004.

	Successor				Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Two Months Ended December 31, 2004	Ten Months Ended October 31, 2004	Year Ended December 31, 2003
	(amounts in thousands other than selected fleet data)
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$70,695	$58,167	$27,259	$16,424		$2,167
Accounts receivable, net	41,637	39,318	36,470	35,014		37,593
Leasing equipment, net	1,270,942	1,080,523	1,036,363	1,103,423		977,022
Total assets	1,705,887	1,455,663	1,304,268	1,319,639		1,052,996
Total debt	1,174,654	958,317	872,627	1,072,000		614,242
Redeemable preferred stock	—	—	—	203,738		—
Redeemable common stock	—	—	—	3		—
Stockholders’ equity (deficit)/ owners’ net investment	393,477	398,750	379,967	(3,427)		100,998
Other Financial Data:
Capital expenditures	$392,883	$253,340	$186,133	$29,775	$261,183	$94,822
Proceeds from sale of equipment leasing fleet, net of selling costs	63,006	58,462	90,481	9,721	46,898	43,865
Selected Fleet Data(1):
Dry container units(2)	576,887	547,172	523,533	538,390	540,428	548,401
Refrigerated container units(2)	37,511	35,038	35,631	35,851	35,706	35,830
Special container units(2)	45,668	42,183	43,414	46,797	47,363	52,903
Trader(2)	14,583	8,815	10,123	5,531	5,199	—
Chassis(2)	7,955	6,579	1,210	—	—	—
Tank container units(2)	110	—	—	—	—	—
Total container units/chassis(2)	682,714	639,787	613,911	626,569	628,696	637,134
Total containers/chassis in TEU(2)	1,111,164	1,037,323	988,295	1,002,391	1,002,469	1,001,368
Average utilization %	91.3%	90.8%	90.7%	92.8%	92.5%	87.2%

(1)	Includes our operating fleet (which is comprised of our owned and managed fleet) plus certain other units including finance leases.
(2)	Calculated as of the end of the relevant period.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ as discussed elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties.

•	Equipment trading — we purchase and resell containers from shipping line customers, and other sellers of containers, and resell these containers to container traders and users of containers for storage or one way shipment.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2007, our total fleet consisted of 682,714 containers and chassis, including 31,567 containers under management for third parties, representing approximately 1,111,164 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 186 third party container depot facilities in 37 countries as of December 31, 2007. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA-CGM, Hanjin Shipping, Maersk Line, Mediterranean Shipping Company and NYK Line.

We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also have recently started leasing chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers, which are used to transport bulk liquid products such as chemicals. In addition, in December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers and related equipment. We believe that these new equipment types represent natural extensions for our business.

As of December 31, 2007, dry, refrigerated and special containers represented approximately 85%, 5% and 7% of our total fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of December 31, 2007. For the fiscal year 2007, dry, refrigerated and special containers represented approximately 61%, 28% and 9% of our leasing revenues, respectively. Our chassis represented approximately 2% of our leasing revenues during 2007.

Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells new and used containers and chassis acquired from third parties. Our Equipment Trading fleet represents approximately 2% of our total fleet.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	December 31, 2007			December 31, 2006			December 31, 2005
	Owned	Managed*	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	549,800	27,087	576,887	492,497	54,675	547,172	464,353	59,180	523,533
Refrigerated	36,650	861	37,511	33,990	1,048	35,038	34,006	1,625	35,631
Special	42,049	3,619	45,668	27,418	14,765	42,183	27,389	16,025	43,414
Tank	110	—	110	—	—	—	—	—	—
Chassis	7,955	—	7,955	6,579	—	6,579	1,210	—	1,210
Equipment leasing fleet	636,564	31,567	668,131	560,484	70,488	630,972	526,958	76,830	603,788
Equipment trading fleet	14,583	—	14,583	8,815	—	8,815	10,123	—	10,123
Total	651,147	31,567	682,714	569,299	70,488	639,787	537,081	76,830	613,911
Percentage	95.4%	4.6%	100.0%	89.0%	11.0%	100.0%	87.5%	12.5%	100.0%

	Equipment Fleet in TEU’s
	December 31, 2007			December 31, 2006			December 31, 2005
	Owned	Managed*	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	886,816	47,315	934,131	787,687	93,525	881,212	737,802	100,759	838,561
Refrigerated	66,625	1,436	68,061	61,208	1,652	62,860	60,674	2,394	63,068
Special	69,544	6,023	75,567	43,449	24,495	67,944	42,249	26,179	68,428
Tank	110	—	110	—	—	—	—	—	—
Chassis	13,924	—	13,924	11,508	—	11,508	2,270	—	2,270
Equipment leasing fleet	1,037,019	54,774	1,091,793	903,852	119,672	1,023,524	842,995	129,332	972,327
Equipment trading fleet	19,371	—	19,371	13,799	—	13,799	15,968	—	15,968
Total	1,056,390	54,774	1,111,164	917,651	119,672	1,037,323	858,963	129,332	988,295
Percentage	95.1%	4.9%	100.0%	88.5%	11.5%	100.0%	86.9%	13.1%	100.0%

*	The decrease in our managed equipment fleet from December 31, 2006 to December 31, 2007 is due primarily to our purchase of approximately 34,000 units or approximately 57,000 TEU of managed containers from the third party owner in October 2007 which are included in our owned equipment fleet as of December 31, 2007.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of December 31, 2007, approximately 92% of our containers and chassis were on-hire to customers, with approximately 55% of our equipment on long-term leases, approximately 10% on finance leases and approximately 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments, In addition, approximately 6% of our fleet was available for lease and approximately 2% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

Lease Portfolio	December 31, 2007	December 31, 2006	December 31, 2005
Long-term lease	55.1%	58.1%	59.0%
Service lease	26.6	27.2	25.6
Finance lease	9.9	8.2	4.6
Total leased	91.6	93.5	89.2
Used units available for lease	2.8	3.1	5.1
New units not yet leased	3.0	1.3	2.6
Available for sale	2.6	2.1	3.1
Total fleet	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities. Our profitability for the year ended December 31, 2007 was supported by high utilization in all of our major product lines, strong gains on the sale of our used containers, and strong sales margins from our equipment trading activity.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio.

During 2007, our owned container fleet increased 15.1% on a TEU basis to 1.06 million owned TEU. As of December 31, 2007, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.5 billion, an increase of approximately $246 million, or 19.6%, over December 31, 2006. The growth in the net book value of our revenue earning assets exceeded the growth rate of our owned fleet on a TEU basis since our new chassis and port equipment investments are more expensive than dry containers on a per TEU basis and since the growth of our fleet has decreased the average age, and increased the average net book value, of the units in our fleet.

In 2007, excluding equipment trading units purchased for resale, we purchased approximately 150,000 TEU of new equipment and purchased an additional 57,000 TEU of used containers that we had previously managed. The large volume of our new equipment purchases was supported by continued strong growth in international containerized trade. In December 2007, Clarkson’s Research Services estimated that worldwide containerized trade growth would exceed 10% in 2007 despite the slowing economy in the United States, as strong growth in the Asia to Europe, Intra-Asia and other trades offset slow growth in the Asia to North America trade. Most of TAL’s large customers participate in numerous major trade lanes, and we are more impacted by the overall growth in worldwide containerized trade than growth in any particular trade lane.

We are currently experiencing a customer shift in the ‘‘lease vs. buy’’ decision, resulting in the increasing direct purchases of containers by our shipping line customers. For most of the last twenty years, the percentage of containers owned by leasing companies worldwide has been relatively stable at about 45%. However, over the past few years this percentage has decreased, and according to Containerisation International, leasing companies owned roughly 41% of the world’s containers at the end of 2007. We believe that the increased share of containers owned directly by the shipping lines is the result of the improved financial performance, increased operating scale and improved information systems of our customers, which make it easier for our customers to finance and deploy new container purchases efficiently.

In 2007 we sold approximately 64,000 TEU of our older containers, excluding containers purchased for resale. Over the last three years, our disposal of older containers has averaged approximately 65,000 TEU per year, which represents an average of approximately 7% of our container fleet at the beginning of each year. This 7% annual disposal rate is close to our theoretical steady-state disposal rate given the 12-14 year expected useful life of our containers.

However, based on the age profile of our existing fleet and scheduled lease expirations, we expect our rate of disposals will increase for several years beginning in 2008 before decreasing for several years thereafter. A disproportionately large share of our containers were produced before 1997 since we invested in a relatively small number of containers from 1997 through 2003. We expect that we will sell most of the pre-1997 units over the next several years. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container purchases.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

Average Utilization(1)	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,	Year Ended December 31,
2007	92.1%	90.3%	91.0%	91.9%	91.3%
2006	88.7%	89.8%	91.0%	93.0%	90.8%
2005	92.6%	90.4%	89.8%	89.8%	90.7%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

Ending Utilization	March 31,	June 30,	September 30,	December 31,
2007	90.8%	89.7%	92.4%	91.6%
2006	88.7%	90.9%	92.5%	93.5%
2005	91.6%	89.6%	90.2%	89.2%

Ending Utilization (excluding new units not yet leased)	March 31,	June 30,	September 30,	December 31,
2007	93.9%	94.8%	95.5%	94.4%
2006	90.9%	92.7%	94.2%	95.0%
2005	94.0%	93.3%	92.8%	91.6%

Utilization of our container fleet was relatively high throughout 2007. Our average utilization increased 0.5% to 91.3% for the year ended December 31, 2007, while utilization of our containers excluding off-hire new units was fairly steady and quite strong throughout 2007 in the range of 94% to 95%. The quarterly variation in our overall utilization in 2007 as well as the difference between 2006 and 2007 ending overall utilization were primarily driven by changes in our inventory of new containers.

Utilization for our dry containers was supported throughout 2007 by strong cargo growth, a low volume of drop-offs, enhanced logistical protections in our lease contracts, high prices for new containers and the strong used container sale market. Our utilization was also supported by the large percentage of our dry containers on long-term lease and finance lease. Our volume of dry container pick-ups slowed in the fourth quarter due to the end of the typical summer peak season, but utilization remained solid since off-hire volumes were controlled and new container deliveries were low.

Leasing demand for our refrigerated containers was relatively strong, though seasonal, in 2007. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent over 25% of our leasing revenue. We achieved solid on-hire and utilization growth early in the year during the 2006/2007 winter peak season and late in the year at the start of the 2007/2008 winter peak season. Demand during the typically slow summer season for refrigerated containers was light.

Leasing demand and utilization for our special containers was strong throughout 2007, while leasing demand for chassis was weak due to the combination of chassis operating efficiency gains through a greater use of chassis pools and a slowdown in the growth of the Asia to North America trade.

Average lease rates for our dry container product line in 2007 decreased by 1.8% from the average level in 2006. The decrease in average dry container lease rates was primarily due to decreasing lease rates in 2006, and dry container lease rates were relatively stable in 2007. Dry container lease rates decreased in the first half of 2006 primarily due to the impact of several large lease extension transactions. In these transactions, we extended the term of several large leases covering older containers and reduced the lease rate on the containers in return.

New dry container prices remained fairly stable during 2007 at more than $1,900 for a 20’ dry container. Based on new container prices, we would normally expect that market leasing rates for new dry containers would be above our portfolio average. However, we experienced very aggressive pricing for new container leases by a number of our competitors, and we generally did not get a rate benefit from new dry container transactions completed in 2007.

Average lease rates for refrigerated containers in 2007 decreased by 4.5% compared to 2006. The decrease in average lease rates for refrigerated containers primarily resulted from decreasing rates in 2006 as a result of lease extension transactions completed in 2006. Lease rates for new refrigerated containers were relatively flat in 2007.

Average lease rates for special containers increased 1.3% during 2007 compared to 2006, reflecting increased prices for special containers and strong leasing demand.

The percentage of our units on finance leases increased to 9.9% as of December 31, 2007, compared to 8.2% as of December 31, 2006. Finance lease revenue increased to $18.3 million in 2007 as compared to $12.4 million in the prior year. While our finance lease revenue was $5.9 million higher for the year ended December 31, 2007 compared to the comparable period in 2006, the increase in the portion of our units covered by finance leases resulted in a smaller increase in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the year ended December 31, 2007, our finance lease billings exceeded our recognized finance lease revenue by $24.8 million.

For the year ended December 31, 2007, we recognized a $12.1 million gain on the sale of our used containers compared to a $6.2 million gain for the year ended December 31, 2006. The improvement compared to last year mainly resulted from higher selling prices for containers sold in 2007. For most of 2007, selling prices for used containers were supported by high prices for new containers and high utilization of leasing company and shipping line containers. High utilization of containers constrains the supply of used containers available for sale.

The higher gain on the sale of our used equipment was also driven by an increase in the average age of sold units. The average container sale age for TAL increased to 13.6 years in 2007 from 13.2 years in 2006 and 12.4 years in 2005. Older units generally have a lower net book value and result in higher disposal gains since used container sale prices are not highly affected by the age of the container.

During 2007, we recognized a gross sales margin of $8.8 million on the sale of equipment purchased for resale compared to $4.3 million of gross sales margin for 2006. In 2007, we sold higher volumes and achieved higher per unit selling margins. Unit sale margins in 2007 were helped by a steady increase in used container sale prices during the year. It typically takes us two to three months to sell containers purchased for re-sale, and when used container sale prices are increasing, our selling margin is boosted by the increase in market prices during our hold period in addition to the trading margin that we seek to achieve.

Our primary ownership expenses, depreciation and interest expense, increased a combined 1.6% for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was substantially less than the growth rate of our equipment fleet primarily due to a decrease in depreciation expense resulting from a large vintage year of containers reaching the end of its depreciable life on October 31, 2006. In addition, the increase in the percentage of our units on finance lease resulted in a reduction in the growth rate of our depreciation expense relative to the level we would have experienced if the units were placed on operating leases.

Another large vintage year of containers reached the end of its depreciable life on October 31, 2007. The resulting decrease in depreciation expense in the fourth quarter was partially offset by depreciation expense associated with the purchase of 57,000 TEU of older managed containers. Beginning January 1, 2008, depreciation expense will also be impacted by the start of depreciation on equipment inspected and accepted at the manufacturer in 2007, but not yet in service.

Our interest expense increased 9.6% for the year ended December 31, 2007. The increase in interest expense was lower than the 19.6% increase in the carrying value of our revenue earning assets over the same period. This was due to the fact that much of the equipment purchased in 2007 was paid for in the second half of the year, as well as the benefit of lower interest rates for the full year 2007 as a result of the asset securitization program which was completed in April 2006.

Dividends

In March, May, August and December 2007 the Company paid a quarterly dividend per share of $0.30, $0.375, $0.375 and $0.375, respectively on its issued and outstanding common stock.

On March 3, 2008, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

Treasury Stock

We repurchased 276,029 of our common shares in the open market during 2007 at a total cost of approximately $6.3 million.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2007, 2006 and 2005 in dollars (in thousands) and as a percentage of total revenues.

	Year Ended December 31,
	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$286,273	83.4%	$273,157	89.4%	$287,218	89.7%
Equipment trading revenue	49,214	14.3	23,665	7.7	24,244	7.6
Management fee income	5,475	1.6	6,454	2.1	6,482	2.0
Other revenues	2,303	0.7	2,301	0.8	2,383	0.7
Total revenues	343,265	100.0	305,577	100.0	320,327	100.0
Equipment trading expenses	40,427	11.8	19,344	6.3	19,227	6.0
Direct operating expenses	30,258	8.8	27,243	8.9	28,719	9.0
Administrative expenses	41,492	12.1	38,012	12.4	40,671	12.7
Depreciation and amortization	101,670	29.6	103,849	34.0	115,138	35.9
Equipment rental expense	230	0.1	149	0.1	299	0.1
Provision (reversal) for doubtful accounts	700	0.2	(526)	(0.2)	559	0.2
Net (gain) on sale of leasing equipment	(12,119)	(3.6)	(6,242)	(2.0)	(9,665)	(3.0)
Write-off of deferred financing costs	204	0.1	2,367	0.8	43,503	13.6
Interest and debt expense	52,129	15.2	47,578	15.6	72,379	22.6
Unrealized loss (gain) on interest rate swaps	27,883	8.1	8,282	2.7	(12,499)	(3.9)
Management fees and other Parent Company charges	—	—	—	—	4,878	1.5
Total expenses	282,874	82.4	240,056	78.6	303,209	94.7
Income before income taxes	60,391	17.6	65,521	21.4	17,118	5.3
Income tax expense	21,600	6.3	23,388	7.6	7,446	2.3
Net income	$38,791	11.3%	$42,133	13.8%	$9,672	3.0%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

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

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$240,409	$230,217
Fee and ancillary lease revenue	27,596	30,518
Total operating lease revenue	268,005	260,735
Finance lease revenues	18,268	12,422
Total leasing revenues	$286,273	$273,157

Total leasing revenues were $286.3 million for the year ended December 31, 2007, compared to $273.2 million for the year ended December 31, 2006, an increase of $13.1 million, or 4.8%. The increase primarily resulted from a larger number of dry and special containers and chassis in our fleet and higher utilization for dry and refrigerated containers. Additionally, our leasing revenue increased by approximately $3.5 million due to the purchase of 57,000 TEU of older managed equipment. This purchase had the effect of increasing our leasing revenue, operating expenses, depreciation and interest expenses, and decreasing our management fees. These increases were partially offset by a decrease in per diem rates for dry and refrigerated containers and a decrease in fee revenue resulting from a decrease in drop off volume. While our finance lease revenue increased by $5.9 million, the increase in the portion of our units on finance leases resulted in a reduction in our overall leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. Under a finance lease, we only recognize interest income as revenue while the principal component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease we recognize the entire monthly billing as revenue, and reduce the net book value of the underlying equipment through depreciation expense. For the year ended December 31, 2007, our finance lease billings exceeded our recognized finance lease revenue by $24.8 million. For the year ended December 31, 2006, our finance lease billings exceeded our recognized finance lease revenue by $15.2 million.

Equipment trading activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Equipment trading revenues	$49,214	$23,665
Equipment trading expenses	(40,427)	(19,344)
Gross equipment trading margin	$8,787	$4,321

Equipment trading revenues and equipment trading expenses increased significantly for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in the number of units purchased and sold. The gross equipment trading margin, the difference between equipment trading revenues and expenses, increased $4.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to a higher volume of units sold as well as higher per unit trading margins.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $30.3 million for the year ended December 31, 2007, compared to $27.2 million for the year ended December 31, 2006, an increase of $3.1 million or 11.4%. During the year ended December 31, 2007, positioning costs increased due to a higher volume of dry containers moved. Repair costs increased due to a higher cost per unit repaired, primarily for our refrigerated containers, partially offset by lower repair volume. These increases were partially offset by lower storage and handling costs, resulting from higher utilization.

Administrative expenses.    Administrative expenses were $41.5 million for the year ended December 31, 2007, compared to $38.0 million for the year ended December 31, 2006, an increase of $3.5 million or 9.2%. This increase was mainly due to higher employee compensation costs, partially offset by lower professional fees.

Depreciation and amortization.    Depreciation and amortization was $101.7 million for the year ended December 31, 2007, compared to $103.8 million for the year ended December 31, 2006, a decrease of $2.1 million or 2.0%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2006, as well as a $3.8 million impact from delay in the start date of depreciation for units purchased in 2007. In past years, depreciation on new units started after our inspection and acceptance of units at the manufacturer. Beginning in 2007, new units start depreciation the earlier of when they are placed in service or January 1 of the year following the year of purchase. These decreases were partially offset by increased depreciation expense for new equipment added to the fleet and placed in service in 2007, including the purchase of 57,000 TEU of older managed units in the fourth quarter of 2007.

Provision (reversal) for doubtful accounts.    There was a provision for doubtful accounts for $0.7    million for the year ended December 31, 2007, compared to a (reversal) of $(0.5) million for the year ended December 31, 2006. In 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers. In 2007, we recorded a reserve for a past due receivable unlikely to be recovered.

Net (gain) loss on sale of leasing equipment.    (Gain) on sale of equipment was $(12.1) million for the year ended December 31, 2007, compared to a (gain) of $(6.2) million for the year ended December 31, 2006, an increase of $5.9 million. Higher gains in 2007 were primarily due to higher selling prices for used containers and a lower impairment charge for units identified for sale.

Write-off of deferred financing costs.    Write-off of deferred financing costs was $ 0.2 million for the year ended December 31, 2007, compared to $2.4 million for the year ended December 31, 2006. The current year write-off is the result of the refinancing of the company’s senior secured credit facility in August 2007. The prior year write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006.

Interest and debt expense.    Interest and debt expense was $52.1 million for the year ended December 31, 2007, compared to $47.6 million for the year ended December 31, 2006, an increase of $4.5 million. The increase was primarily due to an increase in the average debt balance due to the purchase of additional fleet equipment in 2007, including the purchase of 57,000 TEU of older managed equipment.

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $27.9 million for the year ended December 31, 2007, compared to an unrealized loss of $8.3 million for the year ended December 31, 2006. The net fair value of the interest rate swap contracts was a net liability of $17.9 million at December 31, 2007, as compared to net asset of $11.9 million at December 31, 2006, with the decrease in fair value due to a decrease in interest rates.

Income tax expense.    Income tax expense was $21.6 million for the year ended December 31, 2007, compared to an income tax expense of $23.4 million for the year ended December 31, 2006, and the effective tax rates for the periods were 35.8% and 35.7% respectively.

 While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of accelerated tax depreciation for our equipment.  The vast majority of the expense recorded for income taxes is recorded as a deferred income tax liability on the balance sheet. We expect the deferred income tax liability balance to grow for the foreseeable future.

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

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$230,217	$249,787
Fee and ancillary lease revenue	30,518	32,044
Total operating lease revenue	260,735	281,831
Finance lease revenues	12,422	5,387
Total leasing revenues	$273,157	$287,218

Total leasing revenues were $273.2 million for the year ended December 31, 2006, compared to $287.2 million for the year ended December 31, 2005, a decrease of $14.0 million, or 4.9%. The decrease primarily resulted from lower per diem rates for dry and refrigerated containers and lower utilization for refrigerated containers. While our finance lease revenue increased by $7.0 million, the increase in the portion of our units on finance leases resulted in a reduction in our overall leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. Under a finance lease, we only recognize interest income as revenue while the principal component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease we recognize the entire monthly billing as revenue, and reduce the net book value of the underlying equipment through depreciation expense. For the year ended December 31, 2006, our finance lease billings exceeded our recognized finance lease revenue by $15.2 million. For the year ended December 31, 2005, our finance lease billings exceeded our recognized finance lease revenue by $8.7 million.

Equipment trading activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Equipment trading revenues	$23,665	$24,244
Equipment trading expenses	(19,344)	(19,227)
Gross equipment trading margin	$4,321	$5,017

The gross equipment trading margin decreased $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. In 2005, third-party selling margins were supported by increasing used container sale prices for most of the year, which generally increased the value of our trading inventory during the period the containers were held.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $27.2 million for the year ended December 31, 2006, compared to $28.7 million for the year ended December 31, 2005, a decrease of $1.5 million or 5.2%. During the year ended December 31, 2006, positioning costs decreased by $1.3 million resulting from fewer units moved and repairs decreased by $3.1 million due to a decrease in the number of units repaired. These decreases were partially offset by increased storage and handling costs of $1.7 million due to lower utilization and higher volume of units picked up and dropped off. Additionally, other operating expenses increased by $1.2 million primarily due to higher equipment inspection and survey costs.

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

Depreciation and amortization.    Depreciation and amortization was $103.8 million for the year ended December 31, 2006, compared to $115.1 million for the year ended December 31, 2005, a decrease of $11.3 million or 9.8%. The decrease was primarily due to certain equipment becoming fully depreciated in the fourth quarter of 2005. In addition, a larger portion of our fleet was placed on finance leases in 2006, and units on finance leases are not subject to depreciation. These decreases were partially offset by increased depreciation for new equipment added to the fleet and placed on lease in 2006.

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

Write-off of deferred financing costs.    Write-off of deferred financing costs was $2.4 million for the year ended December 31, 2006, compared to $43.5 million for the year ended December 31, 2005. The 2006 write-off is the result of the refinancing of the Company’s asset securitization facility in April 2006. The 2005 write-offs were the result of: (1) refinancing our senior secured credit facility in August 2005, when we wrote off $24.3 million of unamortized financing costs that were previously deferred and (2) the repayment of the senior unsecured credit agreement in October 2005, when we wrote off $19.2 million of unamortized financing costs that were previously deferred.

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

Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $8.3 million for the year ended December 31, 2006, compared to unrealized (gain) of $(12.5) million for the year ended December 31, 2005. The net fair value of the interest rate swap contracts was a net asset of approximately $11.9 million at December 31, 2006, as compared to a net asset of $13.9 million at December 31, 2005, with the decrease in fair value due to a decrease in interest rates.

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

While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of accelerated tax depreciation for our equipment.  The vast majority of the expense recorded for income taxes is recorded as a deferred income tax liability on the balance sheet. We expect the deferred income tax liability balance to grow for the foreseeable future.

Business Segments

We operate our business in one industry, intermodal transportation equipment, and in two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties. Equipment leasing segment revenues represent leasing revenues from operating and finance leases, fees earned on managed container leasing activities, as well as other revenues. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation expense, and interest expense. The Equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.

•	Equipment trading — we purchase containers from shipping line customers and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, as well as direct operating expenses, administrative expenses and interest expense.

The following table lists selected revenue and expense items for our business segments for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Equipment leasing segment:
Total revenue	$293,062	$281,068	$295,032
Depreciation expense	101,670	103,849	115,138
Interest expense	51,656	47,339	72,182
Net (gain) on sale of leasing equipment	(12,119)	(6,242)	(9,665)
Pre-tax income(1)	83,957	74,552	50,455
Equipment trading segment:
Equipment trading revenue	$49,214	$23,665	$24,244
Equipment trading expense	40,427	19,344	19,227
Interest expense	473	239	197
Pre-tax income(1)	4,521	1,618	2,545

(1)	Pre-tax income excludes unrealized gains and losses on interest rate swaps, management fees and write-off of deferred financing costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our Asset Backed Securitization (‘‘ABS’’) program and our revolving credit facility. Our cash flows are used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our ABS program and our revolving credit facility, will be sufficient to meet our working capital requirements, and our scheduled interest and debt payments for at least the next twelve months. However, our ability to make future capital expenditures and fully implement our current growth plans is dependent on our ability to increase our lending commitments.

We periodically make capital investments to, among other things, maintain and expand our container fleet. Since 2006, we have relied on our asset securitization warehouse facility to finance the majority of our new container investments. The current asset securitization warehouse facility converts to a nine year term loan in April 2008 and we do not expect to be able to use this facility to finance further investments at that time. While we are seeking to structure a new warehouse facility or obtain other suitable financing, we are facing significant disruptions in the capital markets, and in the asset-backed securitization market in particular, that have made it more difficult and more expensive to secure additional financing commitments.

While we expect to be able to gain access to additional financing to fund our growth plans, if we are unsuccessful in obtaining sufficient additional financing we deem suitable, we will not be able to invest in our fleet in 2008 at the level we would normally invest at and our future growth rate and profitability will decrease. Even if we are successful in securing additional financial commitments, we expect that our interest rates will increase. Furthermore, there can be no assurance that we will continue to be able to finance our capital expenditures in future years, especially if the current disruptions in the capital markets persist. Our future operating performance and ability to increase, extend or refinance our indebtedness may be dependent on future economic conditions and financial, business and other factors that are beyond our control.

At December 31, 2007, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
ABS Term Notes	$566.7	$566.7
ABS Warehouse Facility	379.5	425.0
Revolving Credit Facility	98.5	125.0
Term Loan	20.0	39.9
Finance Lease Facility	49.5	50.0
Port Equipment Facility and Other Debt	15.0	15.0
Capital Lease Obligations	45.4	45.4
Total Debt	$1,174.6	$1,267.0

The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

Covenant Compliance

We are subject to various covenant requirements under our debt facilities. At December 31, 2007, we were in compliance with all covenants.

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

The current warehouse facility was initially structured to have a limit of $300 million. It was our original intention to issue term notes to refinance the containers funded through the warehouse at the time that outstanding funding in the warehouse approached the $300 million limit. However, the market for asset-backed term notes has been significantly disrupted for the last six months, and we have decided to delay refinancing the existing warehouse facility and instead opted to increase the size of the warehouse facility. On August 24, 2007, we increased the warehouse facility from $300 million to $350 million. On November 19, 2007, we increased the warehouse facility from $350 million to $425 million.

The ABS warehouse facility automatically converts to a nine year term loan with an increased interest margin as of April 12, 2008. We will likely seek to refinance the existing warehouse or converted term loan with a new ABS term series or another form of term financing when credit markets improve.

Revolving Credit Agreement

On August 15, 2007, the Company entered into a Revolving Credit Agreement which refinanced the previously existing Senior Secured Credit Facility, which was terminated in accordance with its terms. The initial commitment under the Revolving Credit Agreement was $135.0 million, but will periodically step down to $110.0 million on January 1, 2008 and $100.0 million by March 31, 2008. The maturity date of the Revolving Credit Agreement is August 15, 2012.

Term Loan Facility

On November 19, 2007, the Company entered into a three year term loan, which is secured by approximately 57,000 TEU of previously managed dry and special containers that the Company purchased from its largest third-party container owner on October 1, 2007. The final maturity date of the loan is November 19, 2010. Our initial borrowing under this facility of $20.0 million was made on November 19, 2007. We made an additional borrowing under this facility of $19.9 million on January 2, 2008 pursuant to a lender commitment dated December 20, 2007.

Finance Lease Facility

On July 31, 2006, we entered into a $50 million credit facility to support the growth of our finance lease business (the ‘‘Finance Lease Facility’’). The Finance Lease Facility has a two year revolving period that precedes a ten year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The Finance Lease Facility is secured by the finance lease receivables associated with certain containers and chassis not included in the SPE. The Finance Lease Facility has a final maturity of July 2018.

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

Dividends Paid

In March, May, August and December 2007 the Company paid a quarterly dividend per share of $0.30, $0.375, $0.375 and $0.375, respectively on its issued and outstanding common stock.

On March 3, 2008, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

Treasury Stock

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of our common stock.

On September 5, 2007, our Board of Directors authorized a 1.0 million share increase to the Company’s stock buyback program that began in March 2006. The stock buyback program, as now amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock.

During the year ended December 31, 2007, there were 276,029 shares repurchased under the stock buyback program at a total cost of approximately $6.3 million. During the year ended December 31, 2006, there were 136,250 shares repurchased under the stock buyback program at a total cost of approximately $2.9 million.

Cash Flow

The following table sets forth certain cash flow information for the three years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net cash provided by operating activities	$166,404	$173,871	$145,018
Purchases of leasing equipment	$(334,476)	$(188,676)	$(141,640)
Investments in finance leases	(58,407)	(64,664)	(44,493)
Proceeds from sale of equipment, net of selling costs	63,006	58,462	90,481
Cash collections on finance lease receivables, net of income earned	24,791	15,248	8,737
Other	92	353	(67)
Net cash used in investing activities	$(304,994)	$(179,277)	$(86,982)
Net cash provided by/(used in) financing activities	$147,585	$21,788	$(47,201)

Operating Activities

Net cash provided by operating activities decreased by $7.5 million to $166.4 million in the year ended December 31, 2007, compared to $173.9 million in the year ended December 31, 2006 primarily due to an increased inventory of equipment purchased for resale.

Net cash provided by operating activities increased by $28.9 million to $173.9 million in the year ended December 31, 2006, compared to $145.0 million in the year ended December 31, 2005 primarily due to an increase in net income.

Investing Activities

Net cash used in investing activities increased by $125.7 million to $305.0 million for the year ended December 31, 2007, as compared to $179.3 million in the year ended December 31, 2006. Capital expenditures were $392.9 million, including investments in finance leases of $58.4 million, for the year ended December 31, 2007, compared to $253.3 million, including investments in finance leases of $64.7 million, for the year ended December 31, 2006. Capital expenditures increased by $139.6 million in 2007 primarily due to an increase in the number of new units purchased, as well as higher per unit costs. In addition, capital expenditures in 2007 were boosted by the purchase of 57,000 TEU of previously managed older containers. Sales proceeds from the disposal of equipment increased $4.5 million to $63.0 million in the year ended December 31, 2007, compared to $58.5 million in the year ended December 31, 2006. The increase in sales proceeds is primarily due to an increase in equipment selling prices. Cash collections on finance leases, net of income earned increased by $9.6 million to $24.8 million for the year ended December 31, 2007, compared to $15.2 million for the year ended December 31, 2006 as a result of an increase in our finance lease portfolio.

Net cash used in investing activities increased by $92.3 million to $179.3 million for the year ended December 31, 2006, as compared to $87.0 million in the year ended December 31, 2005. Capital expenditures were $253.3 million, including investments in finance leases of $64.7 million, for the year ended December 31, 2006, compared to $186.1 million, including investments in finance leases of $44.5 million, for the year ended December 31, 2005. Capital expenditures increased by $67.2 million primarily due to an increase in the number of units purchased, as well as higher per unit costs. Sales proceeds from the disposal of equipment decreased $32.0 million to $58.5 million in the year ended December 31, 2006, compared to $90.5 million in the year ended December 31, 2005. Included in sales proceeds in 2005 were $26.4 million of sale proceeds related to the sale of on-hire containers to one of our customers and the sale of containers to an investor as part of our managed equipment program. The remaining decrease in sales proceeds is primarily due to a decrease in equipment selling prices. Cash collections on financing leases, net of income earned increased by $6.5 million to $15.2 million for the year ended December 31, 2006, compared to $8.7 million for the year ended December 31, 2005 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $147.6 million for the year ended December 31, 2007, compared to $21.8 million for the year ended December 31, 2006. During the year ended December 31, 2007, we increased borrowings under our ABS Warehouse Facility, finance lease facility, term loan facility and port equipment facility, the proceeds of which were used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes, revolving credit facilities and capital lease obligations. In addition, $53.2 million in cash was used during 2007 to purchase treasury shares and pay dividends on our common stock outstanding. We entered into capital leases in 2007 and 2006 for $9.7 million and $25.2 million, respectively, to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Net cash provided by financing activities was $21.8 million for the year ended December 31, 2006, compared to net cash used in financing activities of $47.2 million for the year ended December 31, 2005. On April 12, 2006, we issued secured term notes under our ABS program and used the proceeds to pay off the outstanding balance on our Asset Securitization Facility. In addition, during the year ended December 31, 2006, we increased borrowings under our ABS Warehouse Facility, finance lease facility, and port equipment facility, the proceeds of which were primarily used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes, revolving credit facilities and capital lease obligations. In addition, cash was used during 2006 to purchase treasury shares and pay dividends on our common stock outstanding. In the year ended December 31, 2005, net cash used in financing activities was primarily used to pay down borrowings under our senior secured credit facility. This was partially offset by proceeds from the issuance of our common stock. In addition, we entered into capital leases in 2006 and 2005 for $25.2 million and $14.6 million, respectively, to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Contractual Obligations

We are parties to various operating leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment purchase obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and/or long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2007:

	Contractual Obligations by Twelve Month Period Ending December 31,
	(dollars in millions)
Contractual Obligations:	Total	2008	2009	2010	2011	2012 and thereafter
Total debt obligations(1)(2)	$1,397.1	$167.8	$173.5	$182.0	$157.5	$716.3
Capital lease obligations(3)	59.0	4.8	5.0	5.2	5.2	38.8
Operating leases (mainly facilities)	6.6	2.4	2.4	1.1	0.5	0.2
Equipment purchase obligations	102.8	102.8	—	—	—	—
Total contractual obligations	$1,565.5	$277.8	$180.9	$188.3.	$163.2	$755.3

(1)	Amounts include actual and estimated interest for floating-rate debt based on December 31, 2007 rates and the net effect of the interest rate swaps.
(2)	Warehouse facility will convert to a term loan in April 2008 and will be repaid over nine years.
(3)	Amounts include interest.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Direct Operating Expenses

Direct operating expenses are directly related to our equipment under and available for lease. These expenses primarily consist of our costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease, to inspect newly manufactured equipment and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for our leasing equipment ranges from 10 to 20 years from the date of manufacture, for both the Successor and Predecessor companies. Estimated useful lives have been based on independent appraisals and will be adjusted if necessary based on actual experience. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge inspection costs on new equipment and repair and maintenance costs that do not extend the lives of the assets at the time the costs are incurred, and include these costs in direct operating expenses.

An allowance is provided through direct operating expenses based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which we believe we will not ultimately recover. The percentage is developed based on historical experience.

Equipment Held for Sale

In accordance with the Financial Accounting Standards Board (‘‘FASB’’) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), equipment held for sale is carried at the lower of its fair value, based on current transactions, less costs to sell or carrying value; depreciation on such assets is halted and disposals generally occur within ninety days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments would not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net (gain) on sale of leasing equipment.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between our financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes effective January 1 2007.

Goodwill

In connection with the Acquisition, the Company recorded $71.9 million of goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 141, Goodwill and Other Intangible Assets (‘‘SFAS No. 141’’). SFAS No.141 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment, which is performed by the Company in the fourth quarter of each year. The Company’s annual review of goodwill as of October 31, 2007 indicated that no impairment of goodwill existed.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 141 (revised 2007) (‘‘SFAS 141R’’), Business Combinations and SFAS No. 160 (‘‘SFAS 160’’), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective January 1, 2008 and the Company does not expect any significant impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No.157, there is now a common definition of fair value to be used throughout GAAP. The new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will adopt the provisions of SFAS No. 157 effective January 1, 2008, and does not expect any significant impact on its consolidated results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and reported the effect of adoption in the first quarter 2007 Form 10-Q. In accordance with the requirements of FIN 48, the Company evaluated all of its tax positions, and determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 are the same as they were prior to adoption. There have been no material changes in unrecognized tax benefits since the adoption of FIN 48, and no material changes in unrecognized tax benefits are expected over the next twelve months.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the majority of our leases (both customers obligations and company obligations), and most of our revenues and operating expenses in fiscal years 2007 and 2006 were denominated in U.S. dollars. As a result, foreign currency fluctuations did not materially impact our financial results in those periods.

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

As of December 31, 2007, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at December 31, 2007	Weighted Average Fixed Leg Interest Rate at December 31, 2007	Weighted Average Remaining Term
$979.4 million	4.44%	4.3 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. However, we utilize interest rate swap agreements to manage the market risk associated with fluctuations in interest rates. If market interest rates for our variable rate indebtedness averaged 50 basis points more than the weighted average interest rate actually paid during 2007, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before incomes taxes would have decreased, by $0.5 million for the year ended December 31, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

For the year ended December 31, 2007, our five largest customers accounted for approximately 47% of our leasing revenues, with our largest customer accounting for approximately 18% of our leasing revenues. As of December 31, 2007, approximately 76% of our equipment was on-hire to our 20 largest customers. For the year ended December 31, 2007, another customer accounted for 46% of net investment in finance leases.

The allowance for doubtful accounts includes an estimate of allowances necessary on our accounts receivable.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

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

As of December 31, 2007, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on this evaluation, management has determined that TAL International Group, Inc.’s internal control over financial reporting is effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

We have audited TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 7, 2008

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned ‘‘Election of Directors,’’ ‘‘Occupations of Directors and Executive Officers,’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008 (the ‘‘2008 Proxy Statement’’), which is incorporated herein by reference. The 2008 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned ‘‘Compensation and Other Information Concerning Directors and Officers’’ in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned ‘‘Management and Principal Holders of Voting Securities’’ in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned ‘‘Certain Relationships and Related Transactions’’ in the 2008 Proxy Statement, which is incorporated herein by reference, and in Note 8 to the consolidated financial statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned ‘‘Auditor Fees’’ in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)    Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)    List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 2.1 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.3 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.4 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.5 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit number 4.1 to Amendment No. 3 to TAL International Group, Inc.’s Form S-1 filed on October 5, 2005, file number 333-126317)
10.1	Amended and Restated Credit Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, the Lenders party thereto and Fortis Capital Corp. (incorporated by reference from exhibit number 10.1 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.2	Amended and Restated Security Agreement, dated as of August 1, 2005, by and among TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.3	Credit Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.3 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.4	Amendment No. 1 to Credit Agreement, dated as of March 31, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.4 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.5	Amendment No. 2 to Credit Agreement, dated as of May 14, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.5 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.6	Amended and Restated Intercreditor Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corporation, Transamerica Accounts Holding Corporation and Fortis Capital Corp. (incorporated by reference from exhibit number 10.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.7	Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.7 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.8	Investor Subscription Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from exhibit number 10.8 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.9	Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.10	Management Consulting Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and The Jordan Company, L.P. (incorporated by reference from exhibit number 10.10 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.11	Management Advisory Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 10.11 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.12	Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from exhibit number 10.12 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.13	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.14	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.15	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.16	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.17	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.18	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.19	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Bernd Schackier (incorporated by reference from exhibit number 10.19 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.20	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John Pearson (incorporated by reference from exhibit number 10.20 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.21	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.22	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.23	Amendment No. 3 to Credit Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc., the Lenders party thereto and Transamerica Accounts Holding Corporation (incorporated by reference from exhibit number 10.23 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.24	Indenture, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.24 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.25	Series 2005-1 Supplement, dated as of August 1, 2005, by and between TAL Advantage I LLC and U.S. Bank National Association (incorporated by reference from exhibit number 10.25 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.26	Management Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.26 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
10.27	Contribution and Sale Agreement, dated as of August 1, 2005, by and between TAL Advantage I LLC and TAL International Container Corporation (incorporated by reference from exhibit number 10.27 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.28	Series 2005-1 Note Purchase Agreement, dated as of August 1, 2005, by and among TAL Advantage I LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from exhibit number 10.28 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.29	Intercreditor Agreement, dated as of August 1, 2005, by and between Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.29 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10.30	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL Advantage I LLC, TAL International Container Corporation, Fortis Capital Corp. and U.S. Bank National Association (incorporated by reference from exhibit number 10.30 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.31	Omnibus Amendment No. 1, dated as of September 15, 2005, among TAL International Group, Inc., TAL International Container Corporation, Trans Ocean Ltd., Trans Ocean Container Corp. and Fortis Capital Corp. (incorporated by reference from exhibit number 10.31 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10.32	Amendment No. 1 to Investor Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from Exhibit 10.32 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.33	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.34	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.35	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.36	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)

Exhibit No.	Description
10.37	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.38	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.39	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC TAL International Container Corporation, and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.40	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.41	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
10.42	Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from exhibit 10.42 to TAL International Group, Inc.’s Form 8-K filed on June 6, 2006)
10.43	Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.44	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.45	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.46	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
10.47	Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.’s Form 8-K filed on July 17, 2007)
10.48	Credit Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation, National City Bank, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.48 to TAL International Group, Inc.’s Form 8-K filed August 16, 2007)

Exhibit No.		Description
10.49		Security Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.49 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
10.50		Pledge Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.50 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
10.51		Guaranty, dated as of August 15, 2007, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.51 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.’s Form 8-K filed on April 3, 2006)
*21	.1	List of Subsidiaries
*23	.1	Consent of Independent Registered Public Accounting Firm
*24	.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
*31	.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
*31	.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
**	Furnished herewith.

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

TAL International Group, Inc.
Date: March 7, 2008	By:	/s/ Brian M. Sondey
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 7th day of March 2008.

Signature	Title(s)
/s/ Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director
Brian M. Sondey
/s/ Chand Khan	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Chand Khan
/s/ Malcolm P. Baker	Director
Malcolm P. Baker
/s/ Bruce R. Berkowitz	Director
Bruce R. Berkowitz
/s/ A. Richard Caputo, Jr.	Director
A. Richard Caputo, Jr.
/s/ Brian J. Higgins	Director
Brian J. Higgins
/s/ John W. Jordan II	Director
John W. Jordan II
/s/ Frederic H. Lindeberg	Director
Frederic H. Lindeberg
/s/ David W. Zalaznick	Director
David W. Zalaznick
/s/ Douglas J. Zych	Director
Douglas J. Zych

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, TAL International Group, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share Based Payment.’’

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 7, 2008

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents (including restricted cash of $18,059 and $14,526)	$70,695	$58,167
Accounts receivable, net of allowances of $961 and $266	41,637	39,318
Net investment in finance leases	193,986	152,586
Leasing equipment, net of accumulated depreciation and allowances of $283,159 and $208,756	1,270,942	1,080,523
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $3,142 and $2,132	2,767	2,855
Equipment held for sale	35,128	20,768
Goodwill	71,898	71,898
Deferred financing costs	6,880	6,957
Other assets (including fair value of derivative instruments)	11,954	22,591
Total assets	$1,705,887	$1,455,663
Liabilities and stockholders’ equity:
Accounts payable	$26,577	$13,273
Accrued expenses (including fair value of derivative instruments)	55,612	50,453
Income taxes payable	12	219
Deferred income tax liability	55,555	34,651
Debt	1,174,654	958,317
Total liabilities	1,312,410	1,056,913
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,482,316 and 33,303,031 shares issued respectively	33	33
Treasury stock, at cost, 412,279 and 136,250 shares, respectively	(9,171)	(2,862)
Additional paid-in capital	395,230	394,440
Accumulated earnings	4,858	3,476
Accumulated other comprehensive income	2,527	3,663
Total stockholders’ equity	393,477	398,750
Total liabilities and stockholders’ equity	$1,705,887	$1,455,663

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Leasing revenues: Operating leases	$268,005	$260,735	$281,831
Finance leases	18,268	12,422	5,387
Equipment trading revenue	49,214	23,665	24,244
Management fee income	5,475	6,454	6,482
Other revenues	2,303	2,301	2,383
Total revenues	343,265	305,577	320,327
Expenses:
Equipment trading expenses	40,427	19,344	19,227
Direct operating expenses	30,258	27,243	28,719
Administrative expenses	41,492	38,012	40,671
Depreciation and amortization	101,670	103,849	115,138
Equipment rental expense	230	149	299
Provision (reversal) for doubtful accounts	700	(526)	559
Net (gain) on sale of leasing equipment	(12,119)	(6,242)	(9,665)
Write-off of deferred financing costs	204	2,367	43,503
Interest and debt expense	52,129	47,578	72,379
Unrealized loss (gain) on interest rate swaps	27,883	8,282	(12,499)
Management fees and other Parent Company charges	—	—	4,878
Total expenses	282,874	240,056	303,209
Income before income taxes	60,391	65,521	17,118
Income tax expense	21,600	23,388	7,446
Net income	38,791	42,133	9,672
Preferred stock dividends and accretion to redemption value	—	—	(19,868)
Net income (loss) applicable to common stockholders	$38,791	$42,133	$(10,196)
Net income (loss) per common share:
Basic	$1.17	$1.28	$(0.68)
Diluted	$1.16	$1.26	$(0.68)
Weighted average number of common shares outstanding — Basic	33,183,252	32,987,077	14,912,942
Weighted average number of common shares outstanding — Diluted	33,369,958	33,430,438	14,912,942
Cash dividends paid per common share	$1.43	$0.45	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income
(Dollars in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	9,812,139	$10	—	—	$87	$(3,541)	$17
Sale of common stock — initial public offering	11,500,000	12	—	—	189,188	—	—
Conversion — redeemable common and preferred stock	11,570,069	11	—	—	201,197	—	—
Common shares issued to management			—	—	3,917	—	—
Comprehensive income:
Net income	—	—	—	—	—	9,672	—	$9,672
Foreign currency translation adjustment	—	—	—	—	—	—	(67)	(67)
Unrealized losses — cash flow hedges, net of income taxes of $370	—	—	—	—	—	—	(668)	(668)
Comprehensive income								$8,937
Preferred stock dividends declared	—	—	—	—	—	(19,868)
Balance at December 31, 2005	32,882,208	33	—	—	394,389	(13,737)	(718)
Stock compensation — issuance of stock options	—	—	—	—	38	—	—
Stock options exercised	420,823	—	—	—	13	—	—
Treasury stock acquired	—	—	136,250	(2,862)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	42,133	—	$42,133
Foreign currency translation adjustment	—	—	—	—	—	—	353	353
Unrealized gains — cash flow hedges, net of income taxes of $2,232	—	—	—	—	—	—	4,028	4,028
Comprehensive income								$46,514
Common stock dividends declared	—	—	—	—	—	(24,920)	—
Balance at December 31, 2006	33,303,031	33	136,250	(2,862)	394,440	3,476	3,663
Stock compensation — issuance of stock options	—	—	—	—	18	—	—
Stock options exercised	47,285	—	—	—	233	—	—
Stock compensation — issuance of restricted stock	132,000	—	—	—	539	—	—
Treasury stock acquired	—	—	276,029	(6,309)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	38,791	—	$38,791
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Unrealized losses — cash flow hedges, net of income taxes of $(679)	—	—	—	—	—	—	(1,227)	(1,227)
Comprehensive income	—	—	—	—	—	—	—	$37,655
Common stock dividends declared	—	—	—	—	—	(37,409)	—
Balance at December 31, 2007	33,482,316	$33	412,279	$(9,171)	$395,230	$4,858	$2,527

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL International Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows from operating activities:
Net income	$38,791	$42,133	$9,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,670	103,849	115,138
Net (gain) on sale of leasing equipment	(12,119)	(6,242)	(9,665)
Deferred income taxes	20,904	25,412	6,846
Unrealized loss (gain) on interest rate swaps	27,883	8,282	(12,499)
Write-off of deferred financing costs	204	2,367	43,503
Amortization of deferred financing costs	903	786	4,023
Stock compensation charge	557	38	3,917
Changes in operating assets and liabilities:
Accounts receivable	(2,319)	(2,848)	(1,456)
Accounts payable	(328)	137	225
Accrued expenses	(3,205)	2,156	(10,167)
Income taxes payable	(207)	103	(1,441)
Other assets	169	185	(63)
Equipment purchased for resale	(7,644)	989	(3,791)
Other, net	1,145	(3,476)	776
Net cash provided by operating activities	166,404	173,871	145,018
Cash flows from investing activities:
Purchases of leasing equipment	(334,476)	(188,676)	(141,640)
Proceeds from sale of equipment leasing fleet, net of selling costs	63,006	58,462	90,481
Investments in finance leases	(58,407)	(64,664)	(44,493)
Cash collections on finance lease receivables, net of income earned	24,791	15,248	8,737
Other	92	353	(67)
Net cash used in investing activities	(304,994)	(179,277)	(86,982)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	1,205
Net proceeds from issuance of common stock	—	—	189,200
Stock options exercised	233	13	—
Financing fees paid under debt facilities	(1,030)	(6,420)	—
Borrowings under debt facilities	565,106	838,710	858,000
Payments under debt facilities	(357,338)	(776,833)	(1,072,000)
Payments under capital lease obligations	(2,649)	(1,365)	—
Cash paid for purchases of treasury stock	(5,891)	(2,862)	—
(Increase) in restricted cash	(3,533)	(14,526)	—
Common stock dividends paid	(47,313)	(14,929)	—
Preferred stock dividends paid	—	—	(23,606)
Net cash provided by (used in) financing activities	147,585	21,788	(47,201)
Net increase in cash and cash equivalents	8,995	16,382	10,835
Unrestricted cash and cash equivalents, beginning of period	43,641	27,259	16,424
Unrestricted cash and cash equivalents, end of period	$52,636	$43,641	$27,259
Supplemental disclosures:
Interest paid	$52,425	$47,632	$78,994
Income taxes paid	$262	$167	$1,362
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$9,653	$25,178	$14,627
Transfers from leasing equipment to finance leases	$3,256	$25,086	$22,145

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

TAL International Group, Inc. (‘‘TAL’’or ‘‘the Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004 with the completion of TAL’s acquisition of all of the outstanding capital stock of TAL International Container Corporation (‘‘TALI’’) and Trans Ocean Ltd. (‘‘TOL’’), formerly known as Transamerica Leasing Inc., and their subsidiaries on October 31, 2004 for approximately $1.2 billion in cash, including $275.0 million of financing provided by the seller (an affiliate of AEGON N.V.) This acquisition of TALI and TOL is referred to as the ‘‘Acquisition’’. The agreements affecting this acquisition provided for an effective date of October 31, 2004, at which date the risks and rewards of ownership of the business were transferred to TAL. TAL consists of the consolidated accounts of TALI and TOL.

The Company provides long-term leases, service leases and finance leases, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also provides container sales, including the resale of purchased containers and positioning services. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the respective entities and their subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform with the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents, which includes restricted cash, consists of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

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

Concentration of Credit Risk

The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history. For the years ended December 31, 2007, 2006 and 2005, one customer accounted for 18% of leasing revenues. For the years ended December 31, 2007, 2006 and 2005, another customer accounted for 46%, 62% and 72%, respectively, of net investment in finance leases, and in 2007 one other customer accounted for 11% of net investment in finance leases.

Net Investment in Finance Leases

The amounts reported as net investment in finance leases are recorded at the aggregate future lease payments, including any purchase options granted to customers, less unearned income. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenue.

Leasing Equipment

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the equipment’s estimated useful life. The Company will continue to review its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted. In addition, periodically a determination is made, if indicators of impairment are present, as to whether the carrying value of the fleet exceeds its estimated future undiscounted cash flows. The estimated useful lives for the Company’s leasing equipment ranges from 10 to 20 years from the date of manufacture. Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. The Company charges inspection costs on new equipment and repair and maintenance costs that do not extend the lives of the assets to direct operating expenses at the time the costs are incurred.

In past years, depreciation on new units started after inspection and acceptance of units at the manufacturer. Beginning in 2007, new units start depreciation the earlier of when they are placed in service or January 1 of the year following the year of purchase. This change in accounting estimate resulted in lower depreciation expense on new equipment acquired in 2007 of approximately $3.8 million.

The net book value of the leasing equipment by principal equipment type at December 31, 2007 and 2006 was (in thousands):

	2007	2006
Dry container units	$832,799	$746,637
Refrigerated container units	281,252	230,799
Special container units	97,570	55,820
Tank container units	3,405	—
Chassis	55,916	47,267
	$1,270,942	$1,080,523

Included in the amounts above are units not on lease at December 31, 2007 and 2006 with a total net book value of $118.3 million and $73.0 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expenses in the consolidated statements of operations.

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

Goodwill

In connection with the Acquisition, the Company recorded $71.9 million of goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 141, Goodwill and Other Intangible Assets (‘‘SFAS No. 141’’). SFAS No.141 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment, which is performed by the Company in the fourth quarter of each year. The Company’s annual review of goodwill as of October 31, 2007 indicated that no impairment of goodwill existed.

Deferred Financing Costs

Deferred financing costs represent the fees incurred in connection with the financing of the Company’s debt obligations and are amortized over the estimated term of the obligations using the effective interest method.

Unamortized deferred financing costs are written off when the related debt obligations are refinanced prior to maturity and are determined to be an extinguishment of debt.

Intangibles

As a result of the Acquisition, the Company recorded intangible assets related to the fair value of its lease relationships, which are included in other assets at December 31, 2007 and 2006. The fair value of the assets on the date of the Acquisition was $4.8 million, which is being amortized over three to seven years. Accumulated amortization was $2.7 million and $1.9 million as of December 31, 2007 and 2006, respectively. Estimated amortization for each of the next four years will be approximately $0.6 million, $0.6 million, $0.5 million, and $0.4 million, respectively.

In October 2007, as the result of a purchase of managed containers, the Company recorded intangible assets related to the fair value of the lease relationships, which are included in other assets at December 31, 2007. The fair value of the assets on the date of purchase was $3.8 million, which is being amortized over one to seven years. Accumulated amortization was $0.4 million as of December 31, 2007. Estimated amortization for each of the next five years will be approximately $1.4 million, $1.1 million, $0.5, $0.3 million and $0.1 million, respectively.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other assets approximated fair value at December 31, 2007 and 2006.

The interest on the Company’s various credit facilities is based on variable interest rates. The Company estimates that at December 31, 2007, the carrying value of the Company’s debt instruments was approximately $27.0 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company’s estimate of current market interest rate spreads at that time. The Company believes that the carrying value of its debt instruments at December 31, 2006 approximated fair value.

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

Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in the Company’s fleet. The net investment in financing leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Financing leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option to purchase the equipment at the end of the lease term.

Equipment Trading Revenue and Expense

Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. The cost of equipment sold, as well as related expenses recognized as incurred, are reflected as equipment trading expense in the consolidated statements of operations.

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

Direct Operating Expenses

Direct operating expenses are directly related to the Company’s equipment under and available for lease. These expenses primarily consist of the Company’s costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease, to inspect newly manufactured equipment and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (‘‘SFAS No. 109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the Company’s financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes effective January 1 2007.

Foreign Currency Translation

The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company’s UK subsidiaries. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

Stock-Based Compensation

In 2007 and 2006, the Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted SFAS No.123R in January 2006 using the modified prospective method and, accordingly, financial statement amounts for periods prior to 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Given that the options outstanding upon adoption of SFAS No. 123R were fully vested, the adoption of SFAS No.123R did not have an impact on the financial position, results of operations or cash flows of the Company. However, grants made during 2006 and any future grants of share-based compensation did and will result in the recognition of compensation expense.

Comprehensive Income

Comprehensive income includes net income (loss), unrealized gains (losses), net of income taxes on derivative instruments designated as cash flow hedges and foreign currency translation adjustments. No other elements of comprehensive income exist.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2005, basic loss per share and diluted loss per share were the same due to the net losses applicable to common shareholders.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 141 (revised 2007) (‘‘SFAS 141R’’), Business Combinations and SFAS No. 160 (‘‘SFAS 160’’), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective January 1, 2008 and the Company does not expect any significant impact on its consolidated results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 11 for additional discussion of the Company’s adoption of FIN 48 on January 1, 2007.

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

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Asset backed securitization (ABS)
Term notes	$566,667	$634,667
Warehouse facility	379,500	132,500
Revolving credit facilities	98,500	126,500
Finance lease facility	49,500	12,500
Term loan	20,000	—
Port equipment facility and other debt	15,043	13,710
Capital lease obligations	45,444	38,440
Total	$1,174,654	$958,317

Debt maturities (excluding capital lease obligations) amounts in thousands:

Fiscal years ending
2008	$110,436
2009	121,845
2010	136,145
2011	118,431
2012	216,167
2013 and thereafter	426,186
Total	$1,129,210

Asset Backed Securitization Program

Effective August 1, 2005, the Company entered into an asset backed securitization facility (the ‘‘Asset Securitization Facility’’) pursuant to which it contributed certain eligible containers, together with the related leases, to TAL Advantage I LLC, a special purpose entity (the ‘‘SPE’’) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes.

On April 12, 2006, the SPE issued two series of floating rate secured notes under its Asset Backed Securitization (‘‘ABS’’) program designed to reduce borrowing costs and enhance financing resources for the Company’s container fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the ‘‘Series 2006-1 Notes’’ or ‘‘ABS Term Notes’’). The proceeds from this issuance, along with available cash, were used to repay the outstanding borrowings under the Asset Securitization

Facility. A write-off of $2.4 million was recorded in 2006 for certain deferred financing fees associated with this re-financing. The Series 2006-1 Notes amortize in equal monthly installments and have a final maturity of April 2021. At December 31, 2006, the outstanding balance under the ABS Term Notes was $634.7 million. The 2006 weighted average interest rate on the ABS Term Notes was 5.7%. At December 31, 2007, the outstanding balance under the ABS Term Notes was $566.7 million. The 2007 weighted average interest rate on the ABS Term Notes was 5.8%.

On April 12, 2006, the SPE entered into a floating rate revolving facility (the ‘‘Series 2005-1 Notes’’ or the ‘‘ABS Warehouse Facility’’) under the ABS program. The ABS Warehouse Facility originally provided up to $300.0 million of borrowing capacity to support future fleet expansion. The Series 2005-1 Notes have a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The ABS Warehouse Facility has a final maturity of April 2023. At December 31, 2006, the outstanding balance under the ABS Warehouse Facility was $132.5 million. The 2006 weighted average interest rate on the ABS Warehouse Facility was 6.0%.

On August 24, 2007, the SPE increased the commitment amount of its ABS Warehouse Facility from $300.0 million to $350.0 million and on November 19, 2007, the SPE increased the commitment amount from $350.0 million to $425.0 million. At December 31, 2007, the outstanding balance under the ABS Warehouse Facility was $379.5 million, which, if not refinanced, will convert to a term loan on April 12, 2008, payable in equal monthly installments over nine years. The 2007 weighted average interest rate on the ABS Warehouse Facility was 6.0%.

All debt issued under the ABS program is collateralized by the assets of the SPE consisting of revenue earning containers used in the Company’s leasing business, restricted cash and certain receivables related to revenue earning containers. The SPE’s borrowing capacity under the ABS program is determined by reference to an advance rate percentage of the net book values, as calculated in the ABS program documents of the SPE’s eligible containers, subject to certain adjustments and restricted cash. Under the ABS program, the SPE is required to maintain restricted cash balances on deposit in a designated bank account.

Based on the applicable advance rate of 82%, the SPE’s borrowing capacity was $937.0 million at December 31, 2007. At December 31, 2007, the Company was in compliance with all of the ABS program covenant requirements.

Revolving Credit Facilities

In connection with the Acquisition, the Company entered into an $875.0 million Senior Secured Credit Facility (‘‘SSCF’’). Upon the closing of the Asset Securitization Facility on August 1, 2005, the Company amended and restated the SSCF to, among other things, reduce the maximum aggregate commitments thereunder to $175.0 million. Effective June 1, 2006, the Company further amended the SSCF to reduce the maximum aggregate commitments thereunder to $165.0 million. The outstanding balance under the facility was $126.5 million at December 31, 2006. The weighted average interest rate under this facility for the year ended December 31, 2006 was 6.8%.

On August 15, 2007, the Company entered into a Revolving Credit Agreement which refinanced the previously existing SSCF, which terminated in accordance with its terms. The initial commitment under the Revolving Credit Agreement is $135.0 million, but will periodically step down to $100.0 million by March 31, 2008. The maturity date of the Revolving Credit Agreement is August 15, 2012. The outstanding balance under the facility was $98.5 million at December 31, 2007. The 2007 weighted average interest rate on the Revolving Credit Agreement was 6.2%.

Finance Lease Facility

On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the ‘‘Finance Lease Facility’’). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers and chassis not included in the SPE. The Finance Lease Facility has a two year revolving period that precedes a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The commitment under the Finance Lease Facility is $50.0 million. The outstanding balance under the facility was $49.5 million at December 31, 2007 and $12.5 million at December 31, 2006. The weighted average interest rate on the Finance Lease Facility was 6.2% for the year ended December 31, 2007 and 6.3% for the year ended December 31, 2006.

Term Loan Facility

On November 19, 2007, the Company entered into a three year term loan, which is secured by approximately 57,000 TEU of previously managed dry and special containers that the Company purchased from its largest third-party container owner on October 1, 2007. The final maturity date of the loan is November 19, 2010. Our initial borrowing under this facility of $20.0 million was made on November 19, 2007. We made an additional borrowing under this facility of $19.9 million on January 2, 2008 pursuant to a lender commitment dated December 20, 2007.  The outstanding balance under the facility was $20.0 million at December 31, 2007. The 2007 weighted average interest rate on the Term Loan Facility was 5.9%.

Port Equipment Facility and Other Debt

On December 28, 2006, the Company entered into a Euro denominated credit facility to support its financing of port equipment (the ‘‘Port Equipment Facility’’). The Port Equipment Facility has an eight year term, which amortizes on a monthly basis. The outstanding balance under the facility was $15.0 million (Euro 10.4 million) at December 31, 2007 and $12.9 million (Euro 9.8 million) at December 31, 2006. The weighted average interest rate on the Port Equipment Facility was 5.0% for the year ended December 31, 2007 and 4.7% for the year ended December 31, 2006.

During June 2006, the Company entered into an interim agreement with a financial institution to provide funding for chassis equipment that will be included in a future Terminal Rental Adjustment Clause (‘‘TRAC’’) lease. At December 31, 2006, the advances totaled $0.8 million. In December 2007, the total balance of the facility was converted to a capital lease.

Capital Lease Obligations

The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year TRAC leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases. The weighted average interest rate for these leases as of December 31, 2007 and 2006 was 4.9% and 5.4%, respectively. The total lease obligation was $ 45.4 million as of December 31, 2007, and was $38.4 million as of December 31, 2006.

At December 31, 2007, future lease payments under these capital leases are as follows (in thousands):

2008	$4,775
2009	4,974
2010	5,249
2011	5,249
2012	4,926
2013 and thereafter	33,805
58,978
Less: amount representing interest	(13,534)
Capital lease obligation	$45,444

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

As of December 31, 2007, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at December 31, 2007	Weighted Average Fixed Leg Interest Rate at December 31, 2007	Weighted Average Remaining Term
$979.4 million	4.44%	4.3 years

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

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized loss (gain) on interest rate swaps using the interest method over the remaining life of the contracts. As of December 31, 2007, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $3.3 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.2 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The net fair value of the interest rate swap contracts was a $17.9 million net liability at December 31, 2007, and $11.9 million net asset at December 31, 2006. Fair value of $0.8 million as of December 31, 2007 and $13.9 million as of December 31, 2006 are included in other assets in the consolidated balance sheets. Fair value of $18.7 million at December 31, 2007 and $2.0 million at December 31, 2006 are liabilities and are included in accrued expenses in the consolidated balance sheets.

In its consolidated statements of operations, the Company recognized a net unrealized loss of $27.9 million, a net unrealized loss of $8.3 million and a net unrealized gain of $12.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Note 5 — Net Investment in Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2007	December 31, 2006
Gross finance lease receivables	$275,091	$228,883
Unearned income	(81,105)	(76,297)
Net investment in finance leases	$193,986	$152,586

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2007 are as follows (in thousands):

2008	$42,274
2009	40,481
2010	37,869
2011	35,108
2012	31,518
2013 and thereafter	87,841
$275,091

Note 6 — Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share of the Company for the years ended December 31, 2007, 2006 and 2005 (in thousands, except share data):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings (loss) per share	$38,791	$42,133	$(10,196)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	33,183,252	32,987,077	14,912,942
Dilutive stock options	186,706	443,361	—
Weighted average shares for diluted earnings (loss) per share	33,369,958	33,430,438	14,912,942
Earnings (loss) per share: — Basic	$1.17	$1.28	$(0.68)
Earnings (loss) per share — Diluted	$1.16	$1.26	$(0.68)

For the years ended December 31, 2007, 2006 and 2005 shares of restricted stock and options to purchase shares of common stock of 5,000, 6,500 and 1,066,807, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

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

Treasury Stock

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of our common stock.

On September 5, 2007, our Board of Directors authorized a 1 million share increase to the Company’s stock buyback program that began in March 2006. The stock buyback program, as now amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock.

During the year ended December 31, 2007, there were 276,029 shares repurchased under the stock buyback program at a total cost of approximately $6.3 million. During the year ended December 31, 2006, there were 136,250 shares repurchased under the stock buyback program at a total cost of approximately $2.9 million.

Dividends

In March, May, August and December 2007 the Company paid a quarterly dividend per share of $0.30, $0.375, $0.375 and $0.375, respectively on its issued and outstanding common stock.

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

During 2004 and 2005, options to purchase a total of 454,612 shares were granted at an exercise price of $0.01 per share, which the board of directors believed equaled the fair value per share of the Company’s common stock.

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

Approximately $18,000 of compensation cost is reflected in administrative expense in the Company’s statement of operations for the years ended December 31, 2007 and 2006 as a result of 21,000 new options granted during 2006. Total unrecognized compensation cost of approximately $53,000 as of December 31, 2007 related to options granted during 2006 will be recognized over the remaining vesting period of approximately 2.5 years.

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

The weighted-average fair value of options granted during 2006 was $4.88. Cash received from employee exercises of stock options during 2007 and 2006 was approximately $233,000 and $13,000, respectively. TAL did not recognize any tax benefits associated with these exercises, as the options represent ‘‘qualified’’ options for U.S. income tax purposes, which do not statutorily result in a tax deduction upon exercise.

In addition, approximately $20,000 of compensation cost is reflected in administrative expense in 2006 related to a stock option modification related to a previously vested option grant. The Board of Directors approved an amendment to the stock option plans to permit participants whose employment terminates to exercise any unexercised vested options within 90 days of the date their employment terminates.

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

SFAS 123 Pro-forma Disclosures

The following table illustrates the effect on net loss and loss per share had the fair value method of accounting been applied to the Company’s stock compensation plans for the year ended December 31, 2005 (in thousands).

Year ended December 31, 2005
Net loss applicable to common stockholders:
As reported	$(10,196)
Add: Stock-based compensation expense included in reported net loss	3,917
Deduct: Stock-based compensation expense determined under the fair value method	(11,294)
Pro forma net loss applicable to common stockholders	$(17,573)
Basic and diluted loss per common share:
As reported	$(0.68)
Pro forma	$(1.18)

The estimated weighted average fair value of options granted during the year ended December 31, 2005 was $14.02. The fair value of options granted under the Company’s stock compensation plans during the year ended December 31, 2005 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

2005
Expected life (in years)	10
Risk-free interest rates	4.80%
Volatility	50%
Dividend yield	—

Stock option activity under the Plans from January 1, 2007 to December 31, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2007	665,477	$17.24	8.8
Granted	—
Exercised	(47,285)	$4.96		$956
Canceled	(3,000)
Outstanding December 31, 2007	615,192	$18.16	7.8	$2,836
Exercisable:
December 31, 2007	601,692	$18.04	7.8	$2,846

Restricted Stock

During the year ended December 31, 2007, 132,000 shares of restricted stock were granted and valued with prices ranging from $22.88 to $27.93 per share. Of the 132,000 shares granted in 2007, 65,000 shares were granted for the 2007 benefit year (of which 1,500 shares were cancelled in 2007) and will fully vest on January 1, 2010. The remaining 68,500 shares were granted in December 2007 for the 2008 benefit year and will fully vest on January 1, 2011.

Approximately $539,000 of compensation cost is reflected in administrative expense in the Company’s statement of operations for the year ended December 31, 2007 as a result of the restricted shares granted during 2007. Total unrecognized compensation cost of approximately $2.7 million as of December 31, 2007 related to restricted shares granted during 2007 will be recognized over the remaining vesting period of approximately 2.5 years.

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

Note 9 — Segment and Geographic Information

Industry Segment Information

The Company’s operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically. The Company primarily leases three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. The Company also has recently started leasing chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers which are used to transport bulk liquid products such as chemicals.

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one way shipment.

The following tables show segment information for the years ended December 31, 2007, 2006 and 2005, and the consolidated totals reported (dollars in thousands):

2007	Equipment Leasing	Equipment Trading	Totals
Total revenue	$293,062	$50,203	$343,265
Equipment trading expense	—	40,427	40,427
Depreciation expense	101,670	—	101,670
Net (gain) on sale of equipment	(12,119)	—	(12,119)
Interest expense	51,656	473	52,129
Pre-tax income(1)	83,957	4,521	88,478
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,682,045	23,842	1,705,887
Purchases of leasing equipment	392,883	—	392,883

(1)	Segment income before taxes excludes unrealized losses on interest rate swaps of $27,883 and write-off of deferred financing costs of $204.

2006	Equipment Leasing	Equipment Trading	Totals
Total revenue	$281,068	$24,509	$305,577
Equipment trading expense	—	19,344	19,344
Depreciation expense	103,849	—	103,849
Net (gain) on sale of equipment	(6,242)	—	(6,242)
Interest expense	47,339	239	47,578
Pre-tax income(2)	74,552	1,618	76,170
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,444,489	11,174	1,455,663
Purchases of leasing equipment	253,340	—	253,340

(2)	Segment income before taxes excludes unrealized losses on interest rate swaps of $8,282 and write-off of deferred financing costs of $2,367.

2005	Equipment Leasing	Equipment Trading	Totals
Total revenue	$295,032	$25,295	$320,327
Equipment trading expense	—	19,227	19,227
Depreciation expense	115,138	—	115,138
Net (gain) on sale of equipment	(9,665)	—	(9,665)
Interest expense	72,182	197	72,379
Pre-tax income(3)	50,455	2,545	53,000
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,293,934	10,334	1,304,268
Purchases of leasing equipment	186,133	—	186,133

(3)	Segment income before taxes excludes unrealized gains on interest rate swaps of $(12,499), management fees of $4,878 and write-off of deferred financing costs of $43,503.

Note: There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment.

Geographic Segment Information

The Company’s customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international containers which are deployed by its customers around the world. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers’ primary domicile (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Total revenues:
Domestic	$33,830	$30,730	$30,695
Asia	162,605	142,522	143,507
Europe	120,804	112,316	127,739
Other international	26,026	20,009	18,386
Total	$343,265	$305,577	$320,327

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s long-lived assets are considered to be international.

Note 10 — Net (Gain) on Sale of Leasing Equipment

The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Impairment loss on equipment held for sale	$1,483	$3,276	$3,596
(Gain) on sale of equipment — net of selling costs	(13,602)	(9,518)	(13,261)
Net (gain) on sale of leasing equipment	$(12,119)	$(6,242)	$(9,665)

Note 11 — Income Taxes

The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	78	190	244
	78	190	244
Deferred taxes:
Federal	20,727	22,339	7,020
State	599	638	77
Foreign	196	221	105
	21,522	23,198	7,202
Total	$21,600	$23,388	$7,446

The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Federal income taxes at statutory rate	$21,137	$22,932	$5,992
State income taxes (net of federal income tax benefit)	389	421	131
Reversal of state tax liabilities (net of federal income tax expense)	—	—	(81)
Non-deductible equity-based compensation relating principally to incentive stock options	—	—	1,371
Other/effect of permanent differences	74	35	33
	$21,600	$23,388	$7,446

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	Years ended December 31,
	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$37,038	$27,666
Allowance for losses	471	349
Derivative instruments	6,389	—
Deferred income	4,697	5,051
Accrued liabilities & other	3,173	2,030
	51,768	35,096
Deferred income tax liabilities:
Accelerated depreciation	103,217	61,522
Goodwill amortization	4,106	3,993
Derivative instruments	—	4,232
	107,323	69,747
Net deferred income tax liability	$55,555	$34,651

The Company has U.S. Federal net operating loss carryforwards of approximately $103.9 million at December 31, 2007. These losses will expire in 2024 through 2027. The Company expects to fully apply these losses to the future taxable income that will be generated through the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. In addition, the Company is monitoring changes in ownership of its stock that may trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

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

The Company did not have any material unrecognized tax benefits at January 1, 2007 or at December 31, 2007. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. In addition, there is no affect to the effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2004 through 2007 tax years remain subject to examination by major tax jurisdictions.

Note 12 — Savings Plan

The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for the years ended December 31, 2007, 2006 and 2005 were approximately $0.3 million, $0.3 million, and $0.2 million, respectively.

Note 13 — Rental Income Under Operating Leases

The following are the minimum future rentals at December 31, 2007 due TAL under operating leases of the Company’s equipment (in thousands):

2008	$140,393
2009	109,848
2010	78,694
2011	48,606
2012	33,074
2013 and thereafter	28,230
$438,845

Note 14 — Commitments and Contingencies

Lease Commitments

The Company has non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was approximately $2.2 million, $2.0 million, and $2.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2007 were as follows (in thousands):

2008	$2,409
2009	2,457
2010	1,122
2011	481
2012	179
2013 and thereafter	—
$6,648

At December 31, 2007 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2008	$430
2009	430
2010	430
2011	430
2012	179
2013 and thereafter	—
$1,899

Purchase Commitments

At December 31, 2007, the Company had commitments to purchase equipment in the amount of $102.8 million payable in 2008.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, management of the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnities

The Revolving Credit Facility and the Asset Backed Securitization Program contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company’s debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2007:
Total revenues	$79,572	$84,732	$87,561	$91,400
Net income(1)	$11,086	$20,764	$3,538	$3,403
Net income per basic common share	$0.33	$0.63	$0.11	$0.10
Net income per diluted common share	$0.33	$0.62	$0.11	$0.10
2006:
Total revenues	$74,613	$74,984	$76,953	$79,027
Net income	$9,505	$13,320	$4,450	$14,858
Net income per basic common share	$0.29	$0.40	$0.13	$0.45
Net income per diluted common share	$0.28	$0.40	$0.13	$0.45

(1)	2007 net income reflects unrealized losses on interest rate swaps of $16,400 ($10,529 on an after-tax basis) and $19,532 ($12,565 on an after-tax basis) in the third and fourth quarters of 2007, respectively.

Note 16 — Subsequent events

Treasury Stock Purchases

From January 1, 2008 through March 7, 2008, the Company repurchased 362,100 of its common shares at a total cost of approximately $8.0 million.

Quarterly Dividend

On March 3, 2008, the Company’s Board of Directors approved and declared a $0.375 per share quarterly cash dividend on its issued and outstanding common stock, payable on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

SCHEDULE II

TAL International Group, Inc.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	Beginning Balance	Additions/ (Reversals)	Write-offs	Other(a)	Ending Balance
Allowance for doubtful accounts:
For the year ended December 31, 2007	$266	$700	$(3)	$(2)	$961
For the year ended December 31, 2006	$820	$(526)	$(19)	$(9)	$266
For the year ended December 31, 2005	$225	$559	$3	$33	$820
Allowance for equipment loss:
For the year ended December 31, 2007	$17	$92	$(17)	$—	$92
For the year ended December 31, 2006	$138	$(3)	$(118)	$—	$17
For the year ended December 31, 2005	$—	$138	$—	$—	$138

(a)	Primarily relates to the effect of foreign currency translation.

S-1