Form 10-Q
period 2008-03-31
TAL International Group, Inc.
filed 2008-05-09
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    YES           NO

As of May 2, 2008, there were 32,717,437 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘estimate’’, ‘‘project’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘intend’’, ‘‘outlook’’, ‘‘believe’’ and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under ‘‘Risk Factors’’ in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’), on March 10, 2008, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (‘‘TAL’’ or the ‘‘Company’’) as of March 31, 2008 (unaudited) and December 31, 2007 and for the three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 10, 2008, from which the accompanying December 31, 2007 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Cash and cash equivalents (including restricted cash of $17,944 and $18,059)	$93,483	$70,695
Accounts receivable, net of allowances of $548 and $961	50,552	41,637
Net investment in finance leases	196,008	193,986
Leasing equipment, net of accumulated depreciation and allowances of $301,889 and $283,159	1,360,857	1,270,942
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $3,410 and $3,142	2,532	2,767
Equipment held for sale	46,305	35,128
Goodwill	71,898	71,898
Deferred financing costs	7,593	6,880
Other assets (including fair value of derivative instruments)	8,570	11,954
Total assets	$1,837,798	$1,705,887
Liabilities and stockholders’ equity:
Equipment purchases payable	$91,159	$26,994
Fair value of derivative instruments	50,079	18,726
Accounts payable and other accrued expenses	43,922	36,481
Deferred income tax liability	53,277	55,555
Debt	1,229,794	1,174,654
Total liabilities	1,468,231	1,312,410
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,482,316 shares issued	33	33
Treasury stock, at cost, 774,379 and 412,279 shares, respectively	(17,126)	(9,171)
Additional paid-in capital	395,510	395,230
Accumulated (deficit) earnings	(11,202)	4,858
Accumulated other comprehensive income	2,352	2,527
Total stockholders’ equity	369,567	393,477
Total liabilities and stockholders’ equity	$1,837,798	$1,705,887

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$72,432	$63,980
Finance leases	4,956	4,201
Equipment trading revenue	22,654	9,238
Management fee income	725	1,589
Other revenues	331	564
Total revenues	101,098	79,572
Expenses:
Equipment trading expenses	19,584	7,399
Direct operating expenses	7,833	7,372
Administrative expenses	10,510	10,254
Depreciation and amortization	26,828	24,496
Provision for doubtful accounts	47	117
Net (gain) on sale of leasing equipment	(4,300)	(2,420)
Interest and debt expense	14,729	11,911
Unrealized loss on interest rate swaps	31,745	3,191
Total expenses	106,976	62,320
(Loss) income before income taxes	(5,878)	17,252
Income tax (benefit) expense	(2,085)	6,166
Net (loss) income	$(3,793)	$11,086
Net (loss) income per common share — Basic	$(0.12)	$0.33
Net (loss) income per common share — Diluted	$(0.12)	$0.33
Weighted average number of common shares outstanding — Basic	32,637	33,184
Weighted average number of common shares outstanding — Diluted	32,637	33,378
Cash dividends paid per common share	$—	$0.30

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,793)	$11,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,828	24,496
Amortization of deferred financing costs	224	230
Net (gain) on sale of leasing equipment	(4,300)	(2,420)
Unrealized loss on interest rate swaps	31,745	3,191
Deferred income taxes	(2,278)	5,886
Stock compensation charge	280	105
Equipment purchased for resale	269	(4,823)
Changes in operating assets and liabilities	(15,058)	(1,868)
Net cash provided by operating activities	33,917	35,883
Cash flows from investing activities:
Purchases of leasing equipment	(64,634)	(24,719)
Investments in finance leases	(5,847)	(8,663)
Proceeds from sale of equipment leasing fleet, net of selling costs	17,153	14,433
Cash collections on finance lease receivables, net of income earned	6,464	5,131
Other	54	22
Net cash used in investing activities	(46,810)	(13,796)
Cash flows from financing activities:
Dividends paid	—	(9,959)
Purchase of treasury stock	(7,955)	—
Financing fees paid under debt facilities	(937)	—
Borrowings under debt facilities	103,958	29,788
Payments under debt facilities	(56,936)	(51,001)
Payments under capital lease obligations	(2,449)	—
Decrease in restricted cash	115	10
Net cash provided by (used in) financing activities	35,796	(31,162)
Net increase (decrease) in cash and cash equivalents	22,903	(9,075)
Unrestricted cash and cash equivalents, beginning of period	52,636	43,641
Unrestricted cash and cash equivalents, end of period	$75,539	$34,566
Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$91,159	$53,212
Purchases of leasing equipment financed through capital lease obligations	$9,375	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.    Description of the Business

TAL International Group, Inc. (‘‘TAL’’or ‘‘the Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation, formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. and their subsidiaries.

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

C.    Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 161 (‘‘SFAS 161’’), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of SFAS 161 on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (‘‘SFAS 141R’’), Business Combinations and Statement of Financial Accounting Standards No. 160 (‘‘SFAS 160’’), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No.159 on January 1, 2008 and elected not to fair value its existing financial assets and liabilities, and as a result, there was no impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no impact on its consolidated results of operations and financial position.

Note 2 — Treasury Stock and Dividends

Treasury Stock

The Company repurchased 362,100 shares of its outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Dividends

On March 3, 2008, the Company declared a quarterly dividend of $0.375 per share or an aggregate of approximately $12.2 million on its issued and outstanding common stock which was paid on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

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

Stock Options

There was approximately $6,000 and $7,000 of compensation cost reflected in administrative expense in the Company’s statement of operations for the three months ended March 31, 2008 and March 31, 2007, respectively, related to the Company’s stock-based compensation plans as a result of 21,000 options granted during the year ended December 31, 2006. Total unrecognized compensation cost of approximately $48,000 as of March 31, 2008 related to the new options granted during the year ended December 31, 2006 will be recognized over the remaining vesting period of approximately 2.25 years.

Stock option activity under the Plans from January 1, 2008 to March 31, 2008 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000’s
Outstanding January 1, 2008	615,192	$18.16	7.8
Granted	—
Exercised	—
Canceled	—
Outstanding March 31, 2008	615,192	$18.16	7.6	$3,328
Exercisable March 31, 2008	601,692	$18.04	7.5	$3,327

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

Approximately $274,000 and $98,000 of compensation cost is reflected in administrative expense in the Company’s statements of operations for the three months ended March 31, 2008 and March 31, 2007, respectively, as a result of the restricted shares granted during 2007. Total unrecognized compensation cost of approximately $2.4 million as of March 31, 2008 related to restricted shares granted during 2007 will be recognized over the remaining vesting period of approximately 2.3 years.

Note 4 — Debt

Debt consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Asset backed securitization (ABS)
Term notes	$549,667	$566,667
Warehouse facility	425,000	379,500
Asset backed credit facility	—	—
Revolving credit facility	100,000	98,500
Finance lease facility	48,600	49,500
Term loan	38,483	20,000
Port equipment facility	15,674	15,043
Capital lease obligations	52,370	45,444
Total	$1,229,794	$1,174,654

Asset Backed Credit Facility

On March 27, 2008, TAL Advantage II, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., entered into a $125 million dollar Asset Backed Credit Facility. The facility has a 15 month revolving credit period that preceeds a nine year term period in which the outstanding balance amortizes in equal monthly installments. The proceeds will be used to support future capital expenditures. TAL International Group, Inc. has guaranteed the obligations of TAL Advantage II, LLC under the facility. There were no borrowings outstanding under this facility as of March 31, 2008.

Interest Rate Swaps

As of March 31, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2008	Weighted Average Fixed Leg Interest Rate at March 31, 2008	Weighted Average Remaining Term
$1,105 million	4.3%	3.4 years

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	March 31, 2008	December 31, 2007
Fair value of derivative instruments — net liability	$50.0	$17.9
Fair value of derivative instruments — asset	$0.1	$0.8
Fair value of derivative instruments — liability	$50.1	$18.7

Under the criteria established by SFAS No.157, the fair value measurements of the derivative instruments are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

In its consolidated statements of operations, the Company recognized a net unrealized loss of $31.7 million for the three months ended March 31, 2008 and a net unrealized loss of $3.2 million for the three months ended March 31, 2007, which predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of the interest rate swaps.

Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’. Therefore, during the designation period beginning November 1, 2005 through April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income. Changes in the fair value of these interest rate swap contracts in periods before and after designation have been recognized in the consolidated statements of operations as unrealized losses or gains on interest rate swaps.

At the time of de-designation on April 12, 2006, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of March 31, 2008, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $3.0 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.1 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

Note 5 — (Loss) Earnings Per Share

The following table sets forth the calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except earnings per share):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net (loss) income applicable to common stockholders for basic and diluted (loss) earnings per share	$(3,793)	$11,086
Denominator:
Weighted average shares outstanding for basic (loss) earnings per share	32,637	33,184
Dilutive stock options	—	194
Weighted average shares for diluted (loss) earnings per share	32,637	33,378
(Loss) earnings per share:
Basic	$(0.12)	$0.33
Diluted	$(0.12)	$0.33

Due to the net loss incurred for the quarter ended March 31, 2008, net shares of restricted stock and options to purchase shares of common stock of 132,181 were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 6 — Segment and Geographic Information

Industry Segment Information

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and sells these containers to container traders and users of containers for storage, one way shipment or other uses.

The following tables show segment information for the three months ended March 31, 2008 and March 31, 2007, and the consolidated totals reported (dollars in thousands):

2008	Equipment Leasing	Equipment Trading	Totals
Total revenue	$78,355	$22,743	$101,098
Equipment trading expense	—	19,584	19,584
Depreciation expense	26,823	5	26,828
Net (gain) on sale of equipment	(4,300)	—	(4,300)
Interest expense	14,480	249	14,729
Pre-tax income(1)	24,868	999	25,867
Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,803,543	34,255	1,837,798
Purchases of leasing equipment	70,481	—	70,481

(1)	Segment income before taxes excludes unrealized losses on interest rate swaps of $31,745.

2007	Equipment Leasing	Equipment Trading	Totals
Total revenue	$70,195	$9,377	$79,572
Equipment trading expense	—	7,399	7,399
Depreciation expense	24,493	3	24,496
Net (gain) on sale of equipment	(2,420)	—	(2,420)
Interest expense	11,764	147	11,911
Pre-tax income(2)	19,603	840	20,443
Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,473,655	15,997	1,489,652
Purchases of leasing equipment	33,382	—	33,382

(2)	Segment income before taxes excludes unrealized losses on interest rate swaps of $3,191.

Note: There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment.

Geographic Segment Information

The Company’s customers use the Company’s containers throughout their many worldwide trade routes. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based on the customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2008	2007
Total revenues:
Domestic	$9,780	$8,014
Asia	48,593	37,691
Europe	34,537	27,767
Other International	8,188	6,100
Total	$101,098	$79,572

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.

Note 7 — Commitments and Contingencies

At March 31, 2008, commitments for capital expenditures totaled approximately $60.9 million, through the remainder of 2008.

Note 8 — Income Taxes

The consolidated income tax expense for the three month periods ended March 31, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 9 — Comprehensive (Loss) Income and Other

The following table provides a reconciliation of the Company’s net (loss) income to comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(3,793)	$11,086
Other comprehensive (loss) income:
Foreign currency translation adjustments	54	22
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $127 and $225, respectively)	(229)	(405)
Total	$(3,968)	$10,703

The balance included in comprehensive (loss) income for cumulative translation adjustments as of March 31, 2008 and December 31, 2007 was $448 and $394, respectively.

The Company recorded $1.2 million of unrealized foreign currency exchange gains which are reported in administrative expenses in the Company’s statement of operations in the quarter ended March 31, 2008, which resulted primarily from fluctuations on 6.2 million Euro denominated long-term net finance lease receivables. The Company recorded $0.1 million of unrealized foreign currency exchange gains in the quarter ended March 31, 2007.

Note 10 — Subsequent Events

Quarterly Dividend

On May 1, 2008 the Company’s Board of Directors approved and declared a $0.4125 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 12, 2008 to shareholders of record at the close of business on May 22, 2008.

ABS Warehouse Facility — Conversion to Term Loan

On April 12, 2008, the Company’s ABS Warehouse Facility automatically converted to a term loan, with a slightly higher interest margin, payable in equal monthly installments over nine years. The balance outstanding under the facility on the conversion date was $425 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties.

•	Equipment trading — we purchase containers from shipping line customers, and other sellers of containers, and sell these containers to container traders and users of containers for storage, one way shipment or other uses.

Operations

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2008, our total fleet consisted of 713,828 containers and chassis, including 31,005 containers under management for third parties, representing 1,165,712 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 186 third party container depot facilities in 37 countries as of March 31, 2008. Our customers are among the largest shipping lines in the world.

We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. In 2005, we started leasing chassis, which are used for the transportation of containers domestically via rail and roads, and recently we began to lease tank containers, which are used to transport bulk liquid products such as chemicals. In addition, in December 2006 we entered into our first port equipment finance transaction in which we financed several container cranes, reach stackers and related equipment. We believe that these new equipment types represent natural extensions for our business.

Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells new and used containers and chassis acquired from third parties.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	March 31, 2008			December 31, 2007			March 31, 2007
	Owned	Managed	Total	Owned	Managed*	Total	Owned	Managed	Total
Dry	566,767	26,612	593,379	549,800	27,087	576,887	497,180	53,667	550,847
Refrigerated	36,905	826	37,731	36,650	861	37,511	34,648	1,024	35,672
Special	43,350	3,567	46,917	42,049	3,619	45,668	29,084	14,465	43,549
Tank	472	—	472	110	—	110	—	—	—
Chassis	8,855	—	8,855	7,955	—	7,955	7,078	—	7,078
Equipment leasing fleet	656,349	31,005	687,354	636,564	31,567	668,131	567,990	69,156	637,146
Equipment trading fleet	26,474	—	26,474	14,583	—	14,583	11,879	—	11,879
Total	682,823	31,005	713,828	651,147	31,567	682,714	579,869	69,156	649,025
Percentage	95.7%	4.3%	100.0%	95.4%	4.6%	100.0%	89.3%	10.7%	100.0%

	Equipment Fleet in TEU’s
	March 31, 2008			December 31, 2007			March 31, 2007
	Owned	Managed	Total	Owned	Managed*	Total	Owned	Managed	Total
Dry	914,531	46,584	961,115	886,816	47,315	934,131	796,049	91,968	888,017
Refrigerated	67,350	1,372	68,722	66,625	1,436	68,061	62,820	1,617	64,437
Special	72,336	5,960	78,296	69,544	6,023	75,567	46,927	24,099	71,026
Tank	472	—	472	110	—	110	—	—	—
Chassis	15,723	—	15,723	13,924	—	13,924	12,406	—	12,406
Equipment leasing fleet	1,070,412	53,916	1,124,328	1,037,019	54,774	1,091,793	918,202	117,684	1,035,886
Equipment trading fleet	41,384	—	41,384	19,371	—	19,371	17,422	—	17,422
Total	1,111,796	53,916	1,165,712	1,056,390	54,774	1,111,164	935,624	117,684	1,053,308
Percentage	95.4%	4.6%	100.0%	95.1%	4.9%	100.0%	88.8%	11.2%	100.0%
*	The decrease in our managed equipment fleet from March 31, 2007 to December 31, 2007 is primarily due to our purchase of approximately 34,000 units or approximately 57,000 TEU of managed containers from a third party owner in October 2007. The units are included in our owned equipment fleet as of December 31, 2007.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of March 31, 2008, approximately 89% of our containers and chassis were on-hire to customers, with approximately 53% of our equipment on long-term leases, approximately 10% on finance leases and approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments. In addition, approximately 8% of our fleet was available for lease and approximately 3% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

Lease Portfolio	March 31, 2008	December 31, 2007	March 31, 2007
Long-term lease	52.9%	55.1%	57.0%
Service lease	26.5	26.6	25.5
Finance lease	9.8	9.9	8.3
Total leased	89.2	91.6	90.8
Used units available for lease	2.9	2.8	3.8
New units not yet leased	5.1	3.0	2.8
Available for sale	2.8	2.6	2.6
Total fleet	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities. Our profitability for the first quarter of 2008 was supported by high starting utilization in all of our major product lines, strong gains on the sale of used containers, and strong sales margins from our equipment trading activity.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio.

As of March 31, 2008, our owned fleet included 1,111,796 TEU, an increase of 5.2% from December 31, 2007 and up 18.8% from March 31, 2007. The increase in fleet size in 2008 relative to the first quarter of 2007 was mainly due to the delivery of a large number of containers during the second and third quarters of 2007, as well as the purchase of approximately 57,000 TEU of previously managed containers from a third party owner in October 2007. In addition, our container fleet has increased in the first quarter of 2008 due to the purchase of new containers for our leasing fleet and the purchase of a large number of older used containers for our trading fleet. Most of the used containers purchased during the first quarter of 2008 for our trading fleet were acquired through purchase leaseback transactions with a number of our shipping line customers, and we expect these containers to be returned to us for sale over the next several quarters.

As of March 31, 2008, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1,603.2 million, an increase of $103.1 million, or 6.9% over December 31, 2007 and an increase of $301.5 million, or 23.2% over March 31, 2007. Our revenue earning asset growth has been higher on a dollar basis than our fleet growth has been on a TEU basis due to our large purchases of refrigerated containers, chassis and tank containers, which are much more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

We expect that our owned fleet will continue to grow this year on both a TEU and dollar basis. Through April 15, 2008, we have accepted or placed orders for approximately 80,000 TEU of new equipment. While we have secured lease commitments for a significant portion of these ordered units, further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units.

In the first quarter of 2008, we sold approximately 16,000 TEU of our owned containers, or 1.5% of our beginning owned container equipment leasing fleet. This annualized disposal rate of approximately 6% is similar to the 6-8% annual disposal rate we have been experiencing for the last few years, and generally consistent with our expected long-term average disposal rate given the 12 – 14 year expected useful life of our containers. However, based on the age profile of our leasing fleet and scheduled lease expirations, we expect that our rate of disposals will begin increasing later this year and remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	3 months	3 months	3 months	3 months	3 months
Average Utilization(1)	90.1%	91.9%	91.0%	90.3%	92.1%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Ending Utilization	89.2%	91.6%	92.4%	89.7%	90.8%

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Ending Utilization (excluding new units not yet leased)	94.0%	94.4%	95.5%	94.8%	93.9%

Our average utilization was 90.1% in the first quarter of 2008, a decrease of 2.0% from the first quarter of 2007, and a decrease of 1.8% from the fourth quarter of 2007. Ending utilization decreased 2.4% from 91.6% as of December 31, 2007 to 89.2% as of March 31, 2008. The decrease in our utilization in the first quarter of 2008 relative to the first quarter of 2007 was mainly the result of an increase in the number of new units not yet leased.

We increased our first quarter new container orders this year as a result of a higher than normal level of dry container leasing activity in the first quarter. The first quarter typically represents the seasonal low point for dry container demand, and we usually generate the majority of our lease commitments during the peak season for dry containers in the second and third quarters. However, this year we benefited from increased customer interest in negotiating dry container lease agreements early in the year. While we expect most of the committed units to go on-hire during the second quarter, we placed orders for new containers for first quarter delivery in order to ensure we could meet any requirements for early pick-ups and to lock-in the manufacturing prices for the committed containers.

Idle new units typically have a limited impact on our profitability since they usually do not incur storage or depreciation charges. Ending utilization, excluding new units not yet leased, was 94.0% at the end of the first quarter of 2008 compared to 93.9% as of March 31, 2007 and 94.4% as of December 31, 2007. The utilization of our existing fleet was supported by continued worldwide containerized trade growth and a reluctance by our shipping line customers to place large orders for new containers due to the high current price for new containers and possibly the recent capital markets disruptions. Industry experts continue to project that containerized trade growth will remain in the 10% range for 2008 despite the slowdown in the U.S. economy as strong growth in the Asia to Europe and intra-Asia trades is expected to continue to make up for slow growth in the Asia to North America trade. Of course, containerized trade growth would be negatively impacted if the U.S. economy performs worse than expected or if other major economies begin to slow in response to the economic challenges in the U.S.

Leasing demand for our refrigerated and special containers remained strong in the first quarter of 2008. The utilization of our refrigerated and special containers does not heavily influence our overall utilization since they represent only approximately 12% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 36% of our leasing revenue. We have increased procurement levels for refrigerated containers and special containers in response to the ongoing high level of demand. Leasing demand for our chassis product line was weak during the first quarter due to low U.S. import growth and an oversupply of chassis in the marketplace.

Average lease rates for our dry container product line in the first quarter of 2008 were relatively flat compared to the average level of the first quarter of 2007 and the fourth quarter of 2007. New container prices have been increasing since the end of 2007 primarily due to increasing steel prices, and the price for a 20’ dry container was in the range of $2,300 at the end of first quarter of 2008. Market leasing rates for new dry container transactions increased in the first quarter in line with the increase in container prices, but our average lease rates in the first quarter have not yet been significantly impacted by this.

Average lease rates for refrigerated containers in the first quarter of 2008 were also relatively flat compared to the first quarter of 2007, and the fourth quarter of 2007, while average rental rates for our special containers were 3.4% higher during the first quarter of 2008 compared to the first quarter of 2007, and 0.8% higher compared to the fourth quarter of 2007. The increase in average leasing rates for special containers was primarily caused by strong demand and increased prices for special containers.

During the first quarter of 2008, the percentage of our units on finance leases increased to 9.8% compared to 8.3% as of March 31, 2007. Finance lease revenue increased from $4.2 million to $5.0 million for the three months ended March 31, 2008 as compared to the prior year period. While our finance lease revenue was $0.8 million higher for the three months ended March 31, 2008 compared to the comparable period in 2007, the increase in the portion of our units covered by finance leases resulted in a reduction in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the first quarter of 2008, our finance lease billings exceeded our recognized finance lease revenue by $6.5 million, while in the first quarter of 2007, our finance lease billings exceeded our recognized lease revenue by $5.1 million.

During the first quarter of 2008, we recognized a $4.3 million gain on the sale of our used containers compared to a $2.4 million gain in the first quarter of 2007. The improvement compared to the first quarter of 2007 mainly resulted from an increase in equipment selling prices. Selling prices for our used containers have been supported by high new container prices and high utilization of leasing company and shipping line owned containers, which decreases the supply of used containers for sale.

Our ownership expenses, principally depreciation and interest expense increased by $5.2 million, or 14.1% in the first quarter of 2008 from the first quarter of 2007. The percentage increase in ownership expense was less than the 23.2% increase in the net book value of our revenue earning assets since depreciation expense has been growing relatively slowly. Over the last few years we have been steadily increasing the average sale age of our containers, and an increasing portion of our containers have become fully depreciated. As a result, our depreciation expense increased only 9.5% despite the larger increase in our revenue earning assets. Our interest expense increased 23.7% in the first quarter of 2008 compared to the first quarter of 2007, relatively in-line with the increase in the net book value of our revenue earning assets.

Dividends

On March 3, 2008, we declared a quarterly dividend of $0.375 per share or an aggregate of approximately $12.2 million on our issued and outstanding common stock which was paid on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

On March 9, 2007, we paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on our issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

Treasury Stock

We repurchased 362,100 shares of its outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2008 and 2007 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Leasing revenues	$77,388	76.6%	$68,181	85.7%
Equipment trading revenue	22,654	22.4	9,238	11.6
Management fee income	725	0.7	1,589	2.0
Other revenues	331	0.3	564	0.7
Total revenues	101,098	100.0	79,572	100.0
Equipment trading expenses	19,584	19.4	7,399	9.3
Direct operating expenses	7,833	7.8	7,372	9.2
Administrative expenses	10,510	10.4	10,254	12.9
Depreciation and amortization	26,828	26.5	24,496	30.8
Provision for doubtful accounts	47	0.0	117	0.1
Net (gain) on sale of leasing equipment	(4,300)	(4.3)	(2,420)	(3.0)
Interest and debt expense	14,729	14.6	11,911	15.0
Unrealized loss on interest rate swaps	31,745	31.4	3,191	4.0
Total expenses	106,976	105.8	62,320	78.3
(Loss) income before income taxes	(5,878)	(5.8)	17,252	21.7
Income tax (benefit) expense	(2,085)	(2.1)	6,166	7.8
Net (loss) income	$(3,793)	(3.7)%	$11,086	13.9%

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007.

Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair, handling, and repositioning expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$64,067	$56,786
Fee and ancillary lease revenue	8,365	7,194
Total operating lease revenue	72,432	63,980
Finance lease revenue	4,956	4,201
Total leasing revenues	$77,388	$68,181

Total leasing revenues were $77.4 million for the three months ended March 31, 2008, compared to $68.2 million for the three months ended March 31, 2007, an increase of $9.2 million, or 13.5%. The increase in leasing revenues primarily resulted from an increase in fleet size for all of our primary equipment types. While our finance lease revenue was $0.8 million higher for the three months ended March 31, 2008 compared to the same period in 2007, the increase in the portion of our units covered by finance leases resulted in a reduction in leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. For a finance lease, the lease payment from the customer is split into interest and principal components, and we only recognize the interest component as revenue while the principal component decreases the carrying value of the finance lease on the balance sheet. For an operating lease, the entire lease payment is recognized as revenue, while the carrying value of the container equipment is reduced through depreciation expense. For the first quarter of 2008, our finance lease billings exceeded our recognized finance lease revenue by $6.5 million, while in the first quarter of 2007, our finance lease billings exceeded our recognized lease revenue by $5.1 million.

Equipment Trading Activities.    Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold as well as related selling costs.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Equipment trading revenues	$22,654	$9,238
Equipment trading expenses	(19,584)	(7,399)
Gross equipment trading margin	$3,070	$1,839

The gross equipment trading margin increased $1.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a higher volume of units purchased and sold, partially offset by lower sales margins.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair containers and chassis returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

During the three months ended March 31, 2008, direct operating expenses were $7.8 million, compared to $7.4 million for the three months ended March 31, 2007, an increase of $0.4 million or 5.4% due to an increase in storage and handling and surveying costs.

Depreciation and amortization.    Depreciation and amortization was $26.8 million for the three months ended March 31, 2008, compared to $24.5 million for the three months ended March 31, 2007, an increase of $2.3 million or 9.4%. The increase was primarily due to a larger fleet size, which was partially offset by a decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2007.

Net (gain) on sale of leasing equipment.    (Gain) on sale of equipment was $(4.3) million for the three months ended March 31, 2008, compared to a (gain) of $(2.4) million for the three months ended March 31, 2007, an increase of $1.9 million due primarily to higher equipment selling prices.

Interest and debt expense.    Interest and debt expense was $14.7 million for the three months ended March 31, 2008, compared to $11.9 million for the three months ended March 31, 2007, an increase of $2.8 million. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet.

Unrealized loss on interest rate swaps.    Unrealized loss on interest rate swaps was $31.7 million for the three months ended March 31, 2008, compared to an unrealized loss of $3.2 million for the three months ended March 31, 2007. The net fair value of the interest rate swap contracts was a net liability of $50.0 million at March 31, 2008, compared to a net liability of $17.9 million at December 31, 2007, with the decrease in fair value due to a decrease in interest rates.

Income tax (benefit) expense.    Income tax (benefit) was $(2.1) million for the three months ended March 31, 2008, compared to an income tax expense of $6.2 million for the three months ended March 31, 2007, and the effective tax rates were 35.5% for the three months ended March 31, 2008 and 35.7% for the three months ended March 31, 2007.

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

Business Segments

We operate our business in one industry, intermodal transportation equipment, and in two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties. Equipment leasing segment revenues represent leasing revenues from operating and finance leases, fees earned on managed container leasing activities, as well as other revenues. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation expense, and interest expense. The equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.

•	Equipment trading — we purchase containers from shipping line customers and other sellers of containers, and sell these containers to container traders and users of containers for storage, one-way shipment or other uses. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, as well as direct operating expenses, administrative expenses and interest expense.

The following table lists selected revenue and expense items for our business segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Equipment leasing segment:
Total revenue	$78,355	$70,195
Depreciation expense	26,823	24,493
Net (gain) on sale of leasing equipment	(4,300)	(2,420)
Interest expense	14,480	11,764
Pre-tax income(1)	24,868	19,603
Equipment trading segment:
Equipment trading revenue	22,654	9,238
Equipment trading expense	19,584	7,399
Interest expense	249	147
Pre-tax income(1)	999	840

(1)	Pre-tax income excludes unrealized gains and losses on interest rate swaps.

Equipment Trading Segment: Our gross equipment trading margin, the difference between equipment trading revenue and expense, increased by $1.2 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. However, pre-tax income for the Equipment Trading Segment increased only $0.2 million over the same period, primarily due to an increase in allocated expenses. Corporate expenses are allocated to the Equipment Trading Segment primarily based upon the volume of units sold from the equipment trading fleet, and equipment trading sales volumes were significantly higher in the first quarter of 2008 than they were in the first quarter of 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our credit facilities. Our cash flows are used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our credit facilities, will be sufficient to meet our working capital requirements, and our scheduled interest and debt payments for at least the next twelve months. However, our ability to make future capital expenditures and fully implement our current growth plans is dependent on our ability to increase our lending commitments.

On March 27, 2008, we obtained $125 million of new asset backed financing, and we expect this new facility to enable us to meet our asset growth plans for the remainder of 2008. We continue to seek additional sources of financing to fund our growth plans beyond 2008, although disruptions in the capital markets still exist, and this may make it more difficult and more expensive to secure additional financing commitments for future asset growth.

At March 31, 2008, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Commitment Level
ABS Term Notes	$549.7	$549.7
ABS Warehouse Facility	425.0	425.0
Asset Backed Credit Facility	—	125.0
Revolving Credit Facility	100.0	100.0
Term Loan	38.5	38.5
Finance Lease Facility	48.6	50.0
Port Equipment Facility	15.7	15.7
Capital Lease Obligations	52.3	52.3
Total Debt	$1,229.8	$1,356.2

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.  Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At March 31, 2008, the Company was in compliance with all covenants.

Dividends

On March 3, 2008, we declared a quarterly dividend of $0.375 per share or an aggregate of approximately $12.2 million on our issued and outstanding common stock which was paid on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

On March 9, 2007, we paid a quarterly dividend of $0.30 per share or an aggregate of approximately $10.0 million on our issued and outstanding common stock. The dividend was paid to shareholders of record at the close of business on February 23, 2007.

Treasury Stock

We repurchased 362,100 shares of our outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$33,917	$35,883
Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(64,634)	$(24,719)
Investment in finance leases	(5,847)	(8,663)
Proceeds from sale of equipment leasing fleet, net of selling costs	17,153	14,433
Cash collections on finance lease receivables, net of income earned	6,464	5,131
Other	54	22
Net cash (used in) investing activities	$(46,810)	$(13,796)
Net cash provided by (used in) financing activities	$35,796	$(31,162)

Operating Activities

Net cash provided by operating activities decreased by $2.0 million to $33.9 million in the three months ended March 31, 2008, compared to $35.9 million in the three months ended March 31, 2007 due to timing of cash collections on our accounts receivable.

Investing Activities

Net cash used in investing activities was $46.8 million in the three months ended March 31, 2008, as compared to $13.8 million in the three months ended March 31, 2007. Capital expenditures were $70.5 million, including investments in finance leases of $5.8 million, in the three months ended March 31, 2008, compared to $33.4 million, including investments in finance leases of $8.7 million, in the three months ended March 31, 2007. Capital expenditures increased by $37.1 million primarily due to higher per unit costs, as well as an increase in the number of new units purchased. In addition, we had received but not yet paid for leasing equipment of $91.2 million in the three months ended March 31, 2008 as compared to $53.2 million in the three months ended March 31, 2007. Sales proceeds from the disposal of equipment increased $2.8 million to $17.2 million in the three months ended March 31, 2008, compared to $14.4 million in the three months ended March 31, 2007. The increase in sales proceeds is primarily due to higher selling prices. Cash collections on finance leases, net of income earned increased by $1.4 million to $6.5 million for the three months ended March 31, 2008, compared to $5.1 million for the three months ended March 31, 2007 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $35.8 million for the three months ended March 31, 2008, compared to net cash used in financing activities of $(31.2) million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we increased our borrowings under our ABS Warehouse Facility, our Revolving Credit Facility, and our term loan facility, the proceeds of which were primarily used to finance the purchase of new equipment. These borrowings were partially offset by net cash used to pay down borrowings on our ABS term notes, other debt facilities and capital lease obligations. In addition, $8.0 million in cash was used to purchase treasury shares during the quarter ended March 31, 2008.

During the three months ended March 31, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. This was offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facilities. Additionally, cash was used during the first quarter 2007 to pay dividends of $10.0 million on our common stock outstanding.

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

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2008:

	Contractual Obligations by Period
	(dollars in millions)
Contractual Obligations:	Total	Remaining 2008	2009	2010	2011	2012 and thereafter
Total debt obligations(1)	$1,416.3	$139.2	$180.8	$204.0	$162.4	$729.9
Capital lease obligations	67.6	2.2	5.8	6.0	6.0	47.6
Operating leases (mainly facilities)	6.6	2.0	2.7	1.2	0.5	0.2
Purchase obligations:
Equipment purchases payable	91.2	91.2	—	—	—	—
Equipment purchase commitments	60.9	60.9	—	—	—	—
Total contractual obligations	$1,642.6	$295.5	$189.3	$211.2	$168.9	$777.7

(1)	Amounts include actual and estimated interest for floating-rate debt based on March 31, 2008 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our 2007 Form 10-K and elsewhere in this Form 10-Q.

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 161 (‘‘SFAS 161’’), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of SFAS 161 on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (‘‘SFAS 141R’’), Business Combinations and Statement of Financial Accounting Standards No. 160 (‘‘SFAS 160’’), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No.159 on January 1, 2008 and elected not to fair value its existing financial assets and liabilities, and as a result, there was no impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no impact on its consolidated results of operations and financial position.

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

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (both customers obligations and company obligations), and most of our revenues and expenses in 2008 and 2007 were denominated in U.S. dollars. However, we recorded $1.2 million of unrealized foreign currency exchange gains in the quarter ended March 31, 2008 which resulted primarily from fluctuations on 6.2 million Euro denominated long-term net finance lease receivables.

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

As of March 31, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2008	Weighted Average Fixed Leg Interest Rate at March 31, 2008	Weighted Average Remaining Term
$1,105 million	4.3%	3.4 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 90% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended March 31, 2008, unrealized losses on interest rate swaps totaled $31.7 million, compared to unrealized losses on interest rate swaps of $3.2 million for the quarter ended March 31, 2007.

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

For the three months ended March 31, 2008, our five largest customers accounted for approximately 47% of our leasing revenues, with our largest customer accounting for approximately 17% of our leasing revenues. As of March 31, 2008, approximately 72% of our containers were on-hire to our 20 largest customers.

The allowance for doubtful accounts is an estimate of allowances necessary on our lease receivables.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a complete listing of our risk factors, refer to our 2007 Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million increase to the Company’s stock repurchase program that began in March 2006. The stock repurchase program, as amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock. The Company’s share purchase activity during the quarter ended March 31, 2008 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2008	362,100	$21.97	362,100	1,725,621

There were no shares purchased by the Company during the months of February and March 2008.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
10.52*	Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association
10.53*	Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association
10.54*	Management Agreement dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation
10.55*	Contribution and Sale Agreement, dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation
10.56*	Series 2008-1 Note Purchase Agreement, dated as of March 27, 2008, by and among TAL Advantage II LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein
10.57*	Guaranty dated March 27, 2008 made by TAL International Group, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Exhibit Description
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
May 9, 2008
/s/ Chand Khan
Chand Khan
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)