Form 10-Q
period 2008-06-30
TAL International Group, Inc.
filed 2008-08-08
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 001-32638

TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware	20-1796526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Manhattanville Road, Purchase, New York (Address of principal executive office)	10577-2135 (Zip Code)

(914) 251-9000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of August 1, 2008, there were 32,712,437 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a ”safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words ”may”, ”might”, ”should”, ”estimate”, ”project”, ”plan”, ”anticipate”, ”expect”, ”intend”, ”outlook”, ”believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under ”Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (”SEC”), on March 10, 2008, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (“TAL” or the “Company”) as of June 30, 2008 (unaudited) and December 31, 2007 and for the three and six months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 10, 2008, from which the accompanying December 31, 2007 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets:
Leasing equipment, net of accumulated depreciation and allowances of $320,709 and $283,159	$1,406,426	$1,270,942
Net investment in finance leases	209,429	193,986
Equipment held for sale	39,295	35,128

Revenue earning assets	1,655,150	1,500,056
Cash and cash equivalents (including restricted cash of $18,199 and $18,059)	70,104	70,695
Accounts receivable, net of allowances of $700 and $961	45,673	41,637
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $3,643 and $3,142	2,317	2,767
Goodwill	71,898	71,898
Deferred financing costs	8,468	6,880
Fair value of derivative instruments	4,346	830
Other assets	8,075	11,124

Total assets	$1,866,031	$1,705,887

Liabilities and stockholders’ equity:
Equipment purchases payable	$80,662	$26,994
Fair value of derivative instruments	18,800	18,726
Accounts payable and other accrued expenses	41,089	36,481
Deferred income tax liability	75,406	55,555
Debt	1,253,485	1,174,654

Total liabilities	1,469,442	1,312,410
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,486,816 and 33,482,316 shares issued and outstanding, respectively	33	33
Treasury stock, at cost, 774,379 and 412,279 shares, respectively	(17,126)	(9,171)
Additional paid-in capital	395,884	395,230
Retained earnings	15,624	4,858
Accumulated other comprehensive income	2,174	2,527

Total stockholders’ equity	396,589	393,477

Total liabilities and stockholders’ equity	$1,866,031	$1,705,887

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues:
Leasing revenues:
Operating leases	$72,802	$64,450	$145,234	$128,430
Finance leases	5,092	4,397	10,048	8,598

Total leasing revenues	77,894	68,847	155,282	137,028
Equipment trading revenue	24,050	13,876	46,704	23,114
Management fee income	782	1,552	1,507	3,141
Other revenues	432	457	763	1,021

Total revenues	103,158	84,732	204,256	164,304

Expenses:
Equipment trading expenses	20,249	12,157	41,312	20,344
Direct operating expenses	7,331	7,592	14,408	14,563
Administrative expenses	11,845	9,871	21,632	19,738
Depreciation and amortization	27,345	24,686	54,173	49,182
Provision for doubtful accounts	155	212	202	329
Net (gain) on sale of leasing equipment	(6,196)	(3,081)	(10,496)	(5,501)
Interest and debt expense	15,801	12,195	30,530	24,106
Unrealized (gain) on interest rate swaps	(35,843)	(11,240)	(4,098)	(8,049)

Total expenses	40,687	52,392	147,663	114,712

Income before income taxes	62,471	32,340	56,593	49,592
Income tax expense	22,153	11,576	20,068	17,742

Net income	$40,318	$20,764	$36,525	$31,850

Net income per common share — Basic	$1.24	$0.63	$1.12	$0.96

Net income per common share — Diluted	$1.23	$0.62	$1.11	$0.95

Weighted average number of common shares outstanding — Basic	32,579	33,199	32,608	33,191
Weighted average number of common shares outstanding — Diluted	32,773	33,401	32,771	33,394
Cash dividends paid per common share	$0.7875	$0.375	$0.7875	$0.675

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$36,525	$31,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,173	49,182
Amortization of deferred financing costs	479	459
Net (gain) on sale of leasing equipment	(10,496)	(5,501)
Unrealized (gain) on interest rate swaps	(4,098)	(8,049)
Deferred income taxes	19,851	17,308
Stock compensation charge	609	245
Equipment purchased for resale	(4,978)	(1,435)
Changes in operating assets and liabilities	(2,194)	(10,383)

Net cash provided by operating activities	89,871	73,676

Cash flows from investing activities:
Purchases of leasing equipment	(146,100)	(108,736)
Investments in finance leases	(28,237)	(30,870)
Proceeds from sale of equipment leasing fleet, net of selling costs	38,469	29,682
Cash collections on finance lease receivables, net of income earned	12,832	11,553
Other	(86)	119

Net cash used in investing activities	(123,122)	(98,252)

Cash flows from financing activities:
Stock options exercised	45	54
Dividends paid	(25,656)	(22,417)
Purchase of treasury stock	(7,955)	—
Financing fees paid under debt facilities	(2,067)	—
Borrowings under debt facilities	190,957	153,709
Payments under debt facilities	(119,342)	(118,112)
Payments under capital lease obligations	(3,322)	(1,289)
(Increase) in restricted cash	(140)	(1,439)

Net cash provided by financing activities	32,520	10,506

Net (decrease) in cash and cash equivalents	(731)	(14,070)
Unrestricted cash and cash equivalents, beginning of period	52,636	43,641

Unrestricted cash and cash equivalents, end of period	$51,905	$29,571

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$80,662	$105,630
Purchases of leasing equipment financed through capital lease obligations	$9,375	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.	Description of the Business

TAL International Group, Inc. (”TAL”or ”the Company”) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation, formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. and their subsidiaries.

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

C.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (”FASB”) issued Statement of Financial Accounting Standards No. 161 (”SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statement disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (”SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (”SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (”SFAS No. 159”) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to fair value its existing financial assets and liabilities, and as a result, there was no impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (”SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no impact on its consolidated results of operations and financial position.

Note 2 —	Treasury Stock and Dividends

Treasury Stock

The Company repurchased 362,100 shares of its outstanding common stock in the open market during the six months ended June 30, 2008 at a total cost of approximately $8.0 million.

Dividends

The company paid the following quarterly dividends during the six months ended June 30, 2008 and 2007 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
May 17, 2007	May 30, 2007	$12.5 million	$0.375
February 23, 2007	March 9, 2007	$10.0 million	$0.30

Note 3 —	Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Stock Options

The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of 21,000 options granted during the year ended December 31, 2006. (dollars in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007

$5	$6	$11	$13

The total unrecognized compensation cost related to the stock-based compensation awards outstanding as of June 30, 2008 is approximately $43,000 which will be recognized over the remaining vesting period of approximately 2.0 years.

Cash received from employee exercises of stock options for both the three and six months ended June 30, 2008 was approximately $45,000. TAL did not recognize any tax benefits associated with these exercises.

Stock option activity under the Plans from January 1, 2008 to June 30, 2008 was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Options	Price	Life (Yrs)	$ in 000’s

Outstanding January 1, 2008	615,192	$18.16	7.8
Granted	—
Exercised	(2,500)	$18.00		$17
Canceled	—

Outstanding June 30, 2008	612,692	$18.16	7.3	$2,806

Exercisable June 30, 2008	600,817	$18.06	7.3	$2,812

Restricted Stock

During the six months ended June 30, 2008, 2,000 shares of restricted stock were granted to certain members of the Company’s Board of Directors at a price of $24.69. These shares were fully vested upon issuance, and resulted in approximately $49,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the three and six months ended June 30, 2008. In addition, six other members of the Company’s Board of Directors elected to receive cash payments equal to the value of the restricted stock issued to the other Board members. This resulted in approximately $148,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the three and six months ended June 30, 2008.

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

The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of the restricted shares granted during the year ended December 31, 2007 (dollars in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007

$275	$134	$549	$232

Total unrecognized compensation cost of approximately $2.2 million as of June 30, 2008 related to restricted shares granted during 2007 will be recognized over the remaining vesting period of approximately 2.0 years.

Note 4 —	Debt

Debt consisted of the following (amounts in thousands):

	June 30,	December 31,
	2008	2007

Asset backed securitization (ABS)
Term notes — Series 2006-1	$532,667	$566,667
Term notes — Series 2005-1 (converted from warehouse facility)	413,194	379,500
Asset backed credit facility	71,500	—
Revolving credit facility	85,000	98,500
Finance lease facility	47,675	49,500
2007 Term loan	36,883	20,000
Port equipment loan	15,069	15,043
Capital lease obligations	51,497	45,444

Total	$1,253,485	$1,174,654

Term Notes — Series 2005-1 — Conversion from Warehouse Facility

On April 12, 2008, the Company’s ABS Warehouse Facility automatically converted to a term loan, with a slightly higher interest margin, payable in equal monthly installments over nine years. The balance outstanding under the facility on the conversion date was $425 million.

Asset Backed Credit Facility

On March 27, 2008, TAL Advantage II, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., entered into a $125 million Asset Backed Credit Facility. The facility has a 15 month revolving credit period that precedes a nine year term period in which the outstanding balance amortizes in equal monthly installments. The proceeds will be used to support future capital expenditures. TAL International Group, Inc. has guaranteed the obligations of TAL Advantage II, LLC under the facility. On June 30, 2008, the borrowing capacity under the Asset Backed Credit Facility was increased to $150 million. There was $71.5 million outstanding under this facility as of June 30, 2008.

Interest Rate Swaps

As of June 30, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional
Amount at	Weighted Average Fixed Leg	Weighted Average
June 30, 2008	Interest Rate at June 30, 2008	Remaining Term

$1,128 million	4.3%	3.3 years

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	June 30,	December 31,
	2008	2007

Fair value of derivative instruments — liability	$18.8	$18.7

Fair value of derivative instruments — asset	$4.3	$0.8

Fair value of derivative instruments — net liability	$14.5	$17.9

Under the criteria established by SFAS No. 157, the fair value measurements of the derivative instruments are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

The Company’s unrealized gains on the interest rate swaps were reflected in its consolidated statements of operations as follows ($ in millions):

Three Months Ended		Six Months Ended
June 30,		June 30,
2008	2007	2008	2007

$(35.8)	$(11.2)	$(4.1)	$(8.0)

These gains predominantly represent the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of certain of the interest rate swaps.

Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities”. On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain) on interest rate swaps using the interest method over the remaining life of the contracts. As of June 30, 2008, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $2.6 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $1.0 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

Note 5 —	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$40,318	$20,764	$36,525	$31,850

Denominator:
Weighted average shares outstanding for basic earnings per share	32,579	33,199	32,608	33,191
Dilutive stock options	194	202	163	203

Weighted average shares for diluted earnings per share	32,773	33,401	32,771	33,394

Earnings per share:
Basic	$1.24	$0.63	$1.12	$0.96

Diluted	$1.23	$0.62	$1.11	$0.95

During the quarter and six months ended June 30, 2008, options to purchase 6,500 shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 6 —	Segment and Geographic Information

Industry Segment Information

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and sells these containers to container traders and users of containers for storage, one way shipment or other uses.

The following table presents certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$78,942	$24,216	$103,158	$70,777	$13,955	$84,732
Equipment trading expenses	—	20,249	20,249	—	12,157	12,157
Depreciation and amortization	27,341	4	27,345	24,684	2	24,686
Net (gain) on sale of equipment	(6,196)	—	(6,196)	(3,081)	—	(3,081)
Interest and debt expense	15,409	392	15,801	12,027	168	12,195
Income before income taxes(1)	23,585	3,043	26,628	19,760	1,340	21,100

(1)	Segment income before taxes excludes unrealized (gains) on interest rate swaps of $(35,843) for the three months ended June 30, 2008 and $(11,240) for the three months ended June 30, 2007.

The following table presents certain segment information and the consolidated totals reported (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$157,297	$46,959	$204,256	$140,972	$23,332	$164,304
Equipment trading expenses	—	41,312	41,312	—	20,344	20,344
Depreciation and amortization	54,164	9	54,173	49,177	5	49,182
Net (gain) on sale of equipment	(10,496)	—	(10,496)	(5,501)	—	(5,501)
Interest and debt expense	29,889	641	30,530	23,791	315	24,106
Income before income taxes(2)	48,453	4,042	52,495	39,363	2,180	41,543

Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	1,836,976	29,055	1,866,031	1,589,687	13,607	1,603,294
Purchases of leasing equipment	174,337	—	174,337	139,606	—	139,606

(2)	Segment income before taxes excludes unrealized (gains) on interest rate swaps of $(4,098) for the six months ended June 30, 2008 and $(8,049) for the six months ended June 30, 2007.

Note: There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. Equipment trading expenses include the cost of equipment sold, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling, storage, selling and administrative costs.

Geographic Segment Information

The Company’s customers use the Company’s containers throughout their many worldwide trade routes. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the distribution of the Company’s revenues for the periods indicated based on the customers’ primary domicile (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues:
United States of America	$12,715	$8,237	$22,495	$16,261
Asia	46,029	39,762	94,266	77,460
Europe	35,385	30,143	69,935	57,898
Other International	9,029	6,590	17,560	12,685

Total	$103,158	$84,732	$204,256	$164,304

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.

Note 7 —	Commitments and Contingencies

At June 30, 2008, commitments for capital expenditures totaled approximately $92.0 million, through the remainder of 2008.

Note 8 —	Income Taxes

The consolidated income tax expense for the three and six month periods ended June 30, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 9 —	Comprehensive Income and Other

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$40,318	$20,764	$36,525	$31,850
Other comprehensive income:
Foreign currency translation adjustments	30	97	84	119
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $114, $153, $241 and $378, respectively)	(208)	(277)	(437)	(682)

Total	$40,140	$20,584	$36,172	$31,287

The balance included in comprehensive income for cumulative translation adjustments as of June 30, 2008 and December 31, 2007 was $478 and $394, respectively.

The Company recorded $0.4 million of unrealized foreign currency exchange losses in the quarter ended June 30, 2008 and $0.8 million of unrealized foreign currency exchange gains in the six months ended June 30, 2008, which are reported in administrative expenses in the Company’s statements of operations. These unrealized foreign currency exchange gains and losses resulted primarily from fluctuations on the Company’s Euro and British Pound denominated assets.

In April 2008, the Company entered into a foreign currency rate swap agreement to exchange Euro’s for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015.

Note 10 —	Subsequent Events

Quarterly Dividend

On July 31, 2008 the Company’s Board of Directors approved and declared a $0.4125 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 12, 2008 to shareholders of record at the close of business on August 21, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ”Risk Factors” and ”Forward-Looking Statements” in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We operate in one industry, intermodal transportation equipment, and have two business segments:

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

Operations

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2008, our total fleet consisted of 711,219 containers and chassis, including 28,420 containers under management for third parties, representing 1,165,388 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 192 third party container depot facilities in 38 countries as of June 30, 2008. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2008, our five largest customers accounted for approximately 47% of our leasing revenues, with our largest customer accounting for approximately 16% of our leasing revenues. As of June 30, 2008, approximately 76% of our containers were on-hire to our 20 largest customers.

We lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers, which are used to transport bulk liquid products such as chemicals. We have also financed port equipment. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells new and used containers and chassis acquired from third parties.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	June 30, 2008			December 31, 2007			June 30, 2007
	Owned	Managed	Total	Owned	Managed(1)	Total	Owned	Managed	Total

Dry	567,884	24,834	592,718	549,800	27,087	576,887	526,740	52,493	579,233
Refrigerated	37,804	722	38,526	36,650	861	37,511	34,657	986	35,643
Special	45,345	2,864	48,209	42,049	3,619	45,668	30,641	14,247	44,888
Tank	799	—	799	110	—	110	—	—	—
Chassis	8,852	—	8,852	7,955	—	7,955	7,978	—	7,978

Equipment leasing fleet	660,684	28,420	689,104	636,564	31,567	668,131	600,016	67,726	667,742
Equipment trading fleet	22,115	—	22,115	14,583	—	14,583	10,810	—	10,810

Total	682,799	28,420	711,219	651,147	31,567	682,714	610,826	67,726	678,552

Percentage	96.0%	4.0%	100.0%	95.4%	4.6%	100.0%	90.0%	10.0%	100.0%

	Equipment Fleet in TEU’s
	June 30, 2008			December 31, 2007			June 30, 2007
	Owned	Managed	Total	Owned	Managed(1)	Total	Owned	Managed	Total

Dry	917,347	43,527	960,874	886,816	47,315	934,131	844,481	90,127	934,608
Refrigerated	69,293	1,188	70,481	66,625	1,436	68,061	63,149	1,571	64,720
Special	76,297	4,655	80,952	69,544	6,023	75,567	49,865	23,795	73,660
Tank	799	—	799	110	—	110	—	—	—
Chassis	15,718	—	15,718	13,924	—	13,924	13,956	—	13,956

Equipment leasing fleet	1,079,454	49,370	1,128,824	1,037,019	54,774	1,091,793	971,451	115,493	1,086,944
Equipment trading fleet	36,564	—	36,564	19,371	—	19,371	15,468	—	15,468

Total	1,116,018	49,370	1,165,388	1,056,390	54,774	1,111,164	986,919	115,493	1,102,412

Percentage	95.8%	4.2%	100.0%	95.1%	4.9%	100.0%	89.5%	10.5%	100.0%

(1)	The decrease in our managed equipment fleet from June 30, 2007 to December 31, 2007 is primarily due to our purchase of approximately 34,000 units or approximately 57,000 TEU of managed containers from a third party owner in October 2007. The units are included in our owned equipment fleet as of December 31, 2007.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of June 30, 2008, approximately 92% of our containers and chassis were on-hire to customers, with approximately 55% of our equipment on long-term leases, approximately 10% on finance leases and approximately 27% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments. In addition, approximately 6% of our fleet was available for lease and approximately 2% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

	June 30,	December 31,	June 30,
Lease Portfolio	2008	2007	2007

Long-term lease	55.0%	55.1%	55.2%
Service lease	26.5	26.6	25.9
Finance lease	10.2	9.9	8.6

Total leased	91.7	91.6	89.7
Used units available for lease	2.1	2.8	2.8
New units not yet leased	3.9	3.0	5.4
Available for sale	2.3	2.6	2.1

Total fleet	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities. Our profitability for the first half of 2008 was supported by the growth of our owned container fleet, increased utilization in all of our major product lines, exceptional gains on the sale of used containers and high margins for our third-party equipment trading activity.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio.

As of June 30, 2008, our owned fleet included 1,116,018 TEU, an increase of 5.6% from December 31, 2007 and up 13.1% from June 30, 2007. The increase in fleet size in 2008 relative to the second quarter of 2007 was due to a high level of new container procurement in the second half of 2007 and the first half of 2008, as well as the purchase of approximately 57,000 TEU of previously managed containers from a third party owner in October 2007. As of June 30, 2008, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled $1,655.2 million, an increase of $155.1 million, or 10.3% over December 31, 2007 and an increase of $256.4 million, or 18.3% over June 30, 2007. Our revenue earning asset growth has been higher on a dollar basis than our fleet growth has been on a TEU basis due to our large purchases of refrigerated containers, special containers and tank containers, which are more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

We expect that our owned fleet will continue to grow this year on both a TEU and dollar basis. Through July 30, 2008, we have accepted or placed orders for approximately 130,000 TEU of new equipment. While we have secured lease commitments for most of these ordered units, further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units.

In the second quarter of 2008, we sold approximately 21,000 TEU of our owned containers, or approximately 1.9% of our beginning owned container equipment leasing fleet. This annualized disposal rate of approximately 7.6% is similar to the 6-8% annual disposal rate we have been experiencing for the last few years, and generally consistent with our expected long-term average disposal rate given the 12 – 14 year expected useful life of our containers.

Based on the age profile of our leasing fleet and scheduled lease expirations, we expect that our rate of disposals will increase in the near future and remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases. However, despite our general expectations for increased disposals for the next few years, it is possible that our disposal rate will decrease from the second quarter level for the balance of 2008. Strong leasing demand and high container prices have increased the utilization of our older container fleet and this may result in reduced container drop-offs and a lower level of disposals. The average age of our disposed containers increased to 14.1 years in the second quarter of 2008 from an average of 13.7 years in 2007.

Our average utilization was 90.7% in the second quarter of 2008, an increase of 0.6% from the first quarter of 2008, and an increase of 0.4% from the second quarter of 2007. Ending utilization increased 2.5% from 89.2% as of March 31, 2008 to 91.7% as of June 30, 2008. The increase in our utilization in the second quarter of 2008 relative to the first quarter of 2008 was mainly the result of a decrease in the number of idle factory units as customer pick-ups of new containers accelerated in the second quarter due to the start of the traditional summer peak season for dry containers. Ending utilization, excluding new units not yet leased, was 95.4% at the end of the second quarter of 2008 compared to 94.8% as of June 30, 2007 and 94.4% as of December 31, 2007.

The utilization of our fleet in the second quarter was supported by continued worldwide containerized trade growth. While the Asia to North America trade has been weak due to economic conditions in the United States, growth in the Asia to Europe and Intra-Asia trades has been strong and overall global trade growth has been solid. However, looking forward, there is growing concern that major European economies and the Asia to Europe trade are beginning to slow as well. Nonetheless, industry experts continue to project continued growth for global containerized trade. In its July 2008 issue, Clarkson’s Research Studies projected that worldwide containerized trade growth will be 8.3% for 2008 and 9.2% for 2009. In addition, leasing demand has been supported in 2008 by the reluctance of our shipping line customers to place large orders for new containers due to the high cost of new containers and possibly an increased scarcity of growth capital.

Leasing demand for our refrigerated and special containers was strong in the second quarter of 2008. The utilization of our refrigerated and special containers does not heavily influence our overall utilization since they represent only approximately 12% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 36% of our leasing revenue. Leasing demand for our chassis product line was weak during the first and second quarters of 2008 due to low U.S. import growth and an oversupply of chassis in the marketplace.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	3 months	3 months	3 months	6 months	6 months

Average Utilization(1)	90.7%	90.1%	90.3%	90.4%	91.2%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2007	2007	2007	2007

Ending Utilization	91.7%	89.2%	91.6%	92.4%	89.7%	90.8%

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2007	2007	2007	2007

Ending Utilization (excluding new units not yet leased)	95.4%	94.0%	94.4%	95.5%	94.8%	93.9%

Average lease rates for our dry container product line in the second quarter of 2008 were fairly flat compared to the average level of the second quarter of 2007 and the first quarter of 2008. New container prices have increased approximately 35% since the end of 2007 primarily due to increasing steel prices, and the price for a 20’ dry container was over $2,500 at the end of second quarter of 2008. Market leasing rates for new dry container transactions increased in the second quarter reflecting the increase in new container prices. If new dry container prices remain at their current level, we expect that our average lease rates for dry containers will begin to increase.

Average lease rates for refrigerated containers in the second quarter of 2008 were 1.4% lower than in the second quarter of 2007, and 0.9% lower than in the first quarter of 2008. Steel makes up a smaller portion of the price for refrigerated containers, and market leasing rates for new refrigerated containers are slightly below our portfolio average rates. Average rental rates for our special containers were 4.4% higher during the second quarter of 2008 compared to the second quarter of 2007, and 1.3% higher compared to the first quarter of 2008. The growth in average leasing rates for special containers was primarily caused by strong demand and increased prices for special containers.

During the second quarter of 2008, the percentage of our units on finance leases increased to 10.2% compared to 8.6% as of June 30, 2007. Finance lease revenue increased from $4.4 million to $5.1 million for the three months ended June 30, 2008 as compared to the prior year period.

During the second quarter of 2008, we recognized a $6.2 million gain on the sale of our used containers compared to a $3.1 million gain in the second quarter of 2007. The improvement compared to the second quarter of 2007 mainly resulted from an increase in equipment selling prices, as well as an increase in sales volume. Selling prices for our used containers have been supported by high new container prices and high utilization of leasing company and shipping line owned containers, which decreases the supply of used containers for sale. Our used container selling prices have also been supported by the depreciation of the U.S. dollar relative to other major currencies since used container sale transactions are often structured in local currencies. We expect that the size of our gains may decrease from the second quarter level for the third and fourth quarters of 2008 due to a decrease in disposal volumes.

Our ownership expenses, principally depreciation and interest expense increased by $6.3 million, or 17.0% in the second quarter of 2008 from the second quarter of 2007, compared to a 21.0% increase in our average revenue earning assets over the same time. The percentage increase in depreciation was 10.8%, well less than our revenue earning asset growth, while the increase in our interest expense was 29.6%, well more than our revenue earning asset growth. Growth in depreciation expense has been relatively slow due to the increasing average sale age of our containers and the resulting increase in the portion of our containers that have become fully depreciated.

Interest expense grew more quickly than our revenue earning assets in the second quarter of 2008 compared to the second quarter of 2007 primarily since our average debt level increased more rapidly than our average revenue earning assets and since our financing margin increased in the second quarter of 2008 as a result of the conversion of our securitization warehouse into a term loan in April of this year. Our average debt balance grew more rapidly than our average revenue earning assets primarily due to differences in the timing of borrowings and payments for container purchases in the second quarter of 2008 compared to the second quarter of 2007 and due to the share repurchases completed in the fourth quarter of 2007 and the first quarter of 2008.

Our provision for doubtful accounts remained quite low at $0.2 million for the second quarter of 2008. However, we also incurred $0.4 million of direct operating expenses in the second quarter of 2008 related to a lease default by one of our smaller customers. In general, we believe that we may face an increased risk of default over the next several quarters, especially from our smaller customers, due to the difficult combination they will face of high fuel costs, significant industry-wide vessel capacity additions and tight capital markets.

Dividends

We paid the following quarterly dividends during the six months ended June 30, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
May 17, 2007	May 30, 2007	$12.5 million	$0.375
February 23, 2007	March 9, 2007	$10.0 million	$0.30

Treasury Stock

We repurchased 362,100 shares of our outstanding common stock in the open market during the six months ended June 30, 2008 at a total cost of approximately $8.0 million.

Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2008 and 2007 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Leasing revenues	$77,894	75.5%	$68,847	81.3%	$155,282	76.0%	$137,028	83.4%
Equipment trading revenue	24,050	23.3	13,876	16.4	46,704	22.9	23,114	14.1
Management fee income	782	0.8	1,552	1.8	1,507	0.7	3,141	1.9
Other revenues	432	0.4	457	0.5	763	0.4	1,021	0.6

Total revenues	103,158	100.0	84,732	100.0	204,256	100.0	164,304	100.0
Equipment trading expenses	20,249	19.6	12,157	14.4	41,312	20.2	20,344	12.4
Direct operating expenses	7,331	7.1	7,592	9.0	14,408	7.1	14,563	8.9
Administrative expenses	11,845	11.5	9,871	11.6	21,632	10.6	19,738	12.0
Depreciation and amortization	27,345	26.5	24,686	29.1	54,173	26.5	49,182	29.9
Provision for doubtful accounts	155	0.2	212	0.2	202	0.1	329	0.2
Net (gain) on sale of leasing equipment	(6,196)	(6.0)	(3,081)	(3.6)	(10,496)	(5.1)	(5,501)	(3.4)
Interest and debt expense	15,801	15.3	12,195	14.4	30,530	14.9	24,106	14.7
Unrealized (gain) on interest rate swaps	(35,843)	(34.8)	(11,240)	(13.3)	(4,098)	(2.0)	(8,049)	(4.9)

Total expenses	40,687	39.4	52,392	61.8	147,663	72.3	114,712	69.8

Income before income taxes	62,471	60.6	32,340	38.2	56,593	27.7	49,592	30.2
Income tax expense	22,153	21.5	11,576	13.7	20,068	9.8	17,742	10.8

Net income	$40,318	39.1%	$20,764	24.5%	36,525	17.9%	$31,850	19.4%

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007.

Leasing revenues.  The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair, handling, and positioning expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$65,144	$57,965
Fee and ancillary lease revenue	7,658	6,485

Total operating lease revenue	72,802	64,450
Finance lease revenue	5,092	4,397

Total leasing revenues	$77,894	$68,847

Total leasing revenues were $77.9 million for the three months ended June 30, 2008, compared to $68.8 million for the three months ended June 30, 2007, an increase of $9.1 million, or 13.2%. The increase in leasing revenues primarily resulted from an increase in our owned fleet size for all of our primary equipment types.

Equipment Trading Activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Equipment trading revenue	$24,050	$13,876
Equipment trading expenses	(20,249)	(12,157)

Equipment trading margin	$3,801	$1,719

The equipment trading margin increased $2.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to higher volume and higher per unit margins on sold containers. Equipment trading margins were high in the second quarter of 2008 partially due to the upward trend in used container selling prices in 2008. We typically experience a lag of several months between the time that we buy and sell used containers, so that we benefit from inventory profits in addition to our target sales margins when prices are increasing.

Administrative expenses.  Administrative expenses were $11.8 million for the three months ended June 30, 2008, compared to $9.9 million for the three months ended June 30, 2007, an increase of $1.9 million or 19.2%. The increase was primarily due to an increase in incentive compensation costs related to our high level of profitability growth.

Depreciation and amortization.  Depreciation and amortization was $27.3 million for the three months ended June 30, 2008, compared to $24.7 million for the three months ended June 30, 2007, an increase of $2.6 million or 10.8%. The increase was primarily due to the increase in the dollar value of our leasing equipment, which was partially offset by a decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2007.

Net (gain) on sale of leasing equipment.  (Gain) on sale of equipment was $(6.2) million for the three months ended June 30, 2008, compared to a (gain) of $(3.1) million for the three months ended June 30,

2007, an increase of $3.1 million due primarily to an increase in both equipment selling prices and volume.

Interest and debt expense.  Interest and debt expense was $15.8 million for the three months ended June 30, 2008, compared to $12.2 million for the three months ended June 30, 2007, an increase of $3.6 million or 29.6%. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our fleet. In addition, the interest margin on our $425 million 2006 securitization warehouse increased when the facility automatically converted to a term loan on April 12, 2008.

Unrealized (gain) on interest rate swaps.  Unrealized (gain) on interest rate swaps was $(35.8) million for the three months ended June 30, 2008, compared to an unrealized (gain) of $(11.2) million for the three months ended June 30, 2007. The higher unrealized (gain) for the three months ended June 30, 2008 versus the three months ended June 30, 2007 was due to a larger increase in projected long-term forward interest rates during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Income tax expense.  Income tax expense was $22.2 million for the three months ended June 30, 2008, compared to an income tax expense of $11.6 million for the three months ended June 30, 2007, and the effective tax rates were 35.5% for the three months ended June 30, 2008 and 35.8% for the three months ended June 30, 2007.

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

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007.

Leasing revenues.  The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair, handling, and positioning expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$129,211	$114,751
Fee and ancillary lease revenue	16,023	13,679

Total operating lease revenue	145,234	128,430
Finance lease revenue	10,048	8,598

Total leasing revenues	$155,282	$137,028

Total leasing revenues were $155.3 million for the six months ended June 30, 2008, compared to $137.0 million for the six months ended June 30, 2007, an increase of $18.3 million, or 13.4%. The increase in leasing revenues primarily resulted from an increase in our owned fleet size for all of our primary equipment types.

Equipment Trading Activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Equipment trading revenue	$46,704	$23,114
Equipment trading expenses	(41,312)	(20,344)

Equipment trading margin	$5,392	$2,770

The equipment trading margin increased $2.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to an increase in volume of units sold and an increase in per unit trading margins.

Administrative expenses.  Administrative expenses were $21.6 million for the six months ended June 30, 2008, compared to $19.7 million for the six months ended June 30, 2007, an increase of $1.9 million or 9.6%. The increase was primarily due to an increase in incentive compensation costs related to our high level of profitability growth.

Depreciation and amortization.  Depreciation and amortization was $54.2 million for the six months ended June 30, 2008, compared to $49.2 million for the six months ended June 30, 2007, an increase of $5.0 million or 10.2%. The increase was primarily due to the increase in the dollar value of our leasing equipment, partially offset by a decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2007.

Net (gain) on sale of leasing equipment.  (Gain) on sale of equipment was $(10.5) million for the six months ended June 30, 2008, compared to a (gain) of $(5.5) million for the six months ended June 30, 2007, an increase of $5.0 million due primarily to an increase in both equipment selling prices and volume.

Interest and debt expense.  Interest and debt expense was $30.5 million for the six months ended June 30, 2008, compared to $24.1 million for the six months ended June 30, 2007, an increase of $6.4 million or 26.6%. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet. In addition, the interest margin on our $425 million 2006 securitization warehouse increased when the facility automatically converted to a term loan on April 12, 2008.

Unrealized (gain) on interest rate swaps.  Unrealized (gain) on interest rate swaps was $(4.1) million for the six months ended June 30, 2008, compared to an unrealized (gain) of ($8.0) million for the six months ended June 30, 2007. The lower unrealized (gain) for the six months ended June 30, 2008 versus the six months ended June 30, 2007 was due to a smaller increase in projected long-term forward interest rates during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Income tax expense.  Income tax expense was $20.1 million for the six months ended June 30, 2008, compared to an income tax expense of $17.7 million for the six months ended June 30, 2007, and the effective tax rates were 35.5% for the six months ended June 30, 2008 and 35.8% for the six months ended June 30, 2007.

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

•	Equipment trading — we purchase containers from shipping line customers and other sellers of containers, and sell these containers to container traders and users of containers for storage, one-way shipment or other uses. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, as well as direct operating expenses, indirect administrative expenses and interest expense.

The following table lists selected revenue and expense items for our business segments for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Equipment leasing segment:
Total revenues	$78,942	$70,777	$157,297	$140,972
Depreciation and amortization	27,341	24,684	54,164	49,177
Net (gain) on sale of leasing equipment	(6,196)	(3,081)	(10,496)	(5,501)
Interest and debt expense	15,409	12,027	29,889	23,791
Income before income taxes(1)	23,585	19,760	48,453	39,363

Equipment trading segment:
Equipment trading revenue	$24,050	$13,876	$46,704	$23,114
Equipment trading expenses	20,249	12,157	41,312	20,344
Interest and debt expense	392	168	641	315
Income before income taxes(1)	3,043	1,340	4,042	2,180

(1)	Income before income taxes excludes unrealized gains on interest rate swaps.

Equipment Trading Segment:  Our equipment trading margin, the difference between equipment trading revenue and expense, increased by $2.1 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. However, pre-tax income for the Equipment Trading Segment increased only $1.7 million over the same period, primarily due to an increase in allocated expenses. Our equipment trading margin increased by $2.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Pre-tax income for the Equipment Trading Segment increased $1.9 million over the same period. Corporate expenses are allocated to the Equipment Trading Segment primarily based upon the volume of units sold from the equipment trading fleet, and equipment trading sales volumes were significantly higher in the second quarter and first six months of 2008 than they were in the second quarter and first six months of 2007. Interest expense was also higher during the second quarter and first six months of 2008 due to an increase in Trading inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our credit facilities. Our cash flows are used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our credit facilities, will be sufficient to meet our working capital requirements, and our scheduled interest and debt payments for at least the next twelve months. However, our ability to make future capital expenditures and implement our current growth plans is dependent on our ability to increase our lending commitments.

On March 27, 2008, we entered into a $125 million Asset Backed Credit Facility, and on June 30, 2008, we increased the facility by an additional $25 million. We expect this new facility, together with other facilities currently under discussion, to enable us to meet our asset growth plans for the remainder of 2008. We continue to seek additional sources of financing to fund our growth plans beyond 2008, although disruptions in the capital markets still exist, and this may make it more difficult and more expensive to secure additional financing commitments for future asset growth.

At June 30, 2008, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Commitment
	Outstanding	Level

Asset backed securitization term notes — Series 2006-1	$532.7	$532.7
Asset backed securitization term notes — Series 2005 -1 (converted from warehouse facility)	413.2	413.2
Asset backed credit facility	71.5	150.0
Revolving credit facility	85.0	100.0
2007 term loan	36.9	36.9
Finance lease facility	47.7	50.0
Port equipment loan	15.0	15.0
Capital lease obligations	51.5	51.5

Total debt	$1,253.5	$1,349.3

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At June 30, 2008, the Company was in compliance with all covenants.

Dividends

We paid the following quarterly dividends during the six months ended June 30, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
May 17, 2007	May 30, 2007	$12.5 million	$0.375
February 23, 2007	March 9, 2007	$10.0 million	$0.30

Treasury Stock

We repurchased 362,100 shares of our outstanding common stock in the open market during the six months ended June 30, 2008 at a total cost of approximately $8.0 million.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$89,871	$73,676

Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(146,100)	$(108,736)
Investment in finance leases	(28,237)	(30,870)
Proceeds from sale of equipment leasing fleet, net of selling costs	38,469	29,682
Cash collections on finance lease receivables, net of income earned	12,832	11,553
Other	(86)	119

Net cash (used in) investing activities	$(123,122)	$(98,252)

Net cash provided by financing activities	$32,520	$10,506

Operating Activities

Net cash provided by operating activities increased by $16.2 million to $89.9 million in the six months ended June 30, 2008, compared to $73.7 million in the six months ended June 30, 2007 primarily due to an increase in profitability.

Investing Activities

Net cash used in investing activities was $123.1 million in the six months ended June 30, 2008, as compared to $98.3 million in the six months ended June 30, 2007. Capital expenditures were $174.3 million, including investments in finance leases of $28.2 million, in the six months ended June 30, 2008, compared to $139.6 million, including investments in finance leases of $30.9 million, in the six months ended June 30, 2007. Capital expenditures increased by $34.7 million primarily due to higher per unit costs, as well as an increase in the number of new units purchased. In addition, we had received but not yet paid for equipment of $80.7 million in the six months ended June 30, 2008 as compared to $105.6 million in the six months ended June 30, 2007. Sales proceeds from the disposal of equipment increased $8.8 million to $38.5 million in the six months ended June 30, 2008, compared to $29.7 million in the six months ended June 30, 2007. The increase in sales proceeds is primarily due to higher selling prices, as well as an increase in the volume of units sold. Cash collections on finance leases, net of income earned increased by $1.3 million to $12.8 million for the six months ended June 30, 2008, compared to $11.5 million for the six months ended June 30, 2007 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $32.5 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $10.5 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we increased our borrowings under our ABS Warehouse Facility, our Asset Backed Credit Facility, our Revolving Credit Facility, and our 2007 Term Loan Facility, the proceeds of which were primarily used to finance the purchase of new equipment. These borrowings were partially offset by net cash used to pay down borrowings on our ABS term notes, other debt facilities and capital lease obligations. In addition, $8.0 million in cash was used to purchase treasury shares, and we paid $25.7 million in dividends.

During the six months ended June 30, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. This was substantially offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facility. Additionally, cash was used during the six months ended June 30, 2007 to pay dividends of $22.4 million on our common stock outstanding.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2008:

	Contractual Obligations by Period
	(dollars in millions)
		Remaining				2012 and
Contractual Obligations:	Total	2008	2009	2010	2011	thereafter

Total debt obligations(1)	$1,443.8	$92.8	$184.7	$211.7	$171.6	$783.0
Capital lease obligations	66.3	0.9	5.8	6.1	6.1	47.4
Operating leases (mainly facilities)	6.0	1.3	2.7	1.3	0.5	0.2
Purchase obligations:
Equipment purchases payable	80.7	80.7	—	—	—	—
Equipment purchase commitments	92.0	92.0	—	—	—	—

Total contractual obligations	$1,688.8	$267.7	$193.2	$219.1	$178.2	$830.6

(1)	Amounts include actual and estimated interest for floating-rate debt based on June 30, 2008 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are fully discussed in our 2007 Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statement disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160

(”SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to fair value its existing financial assets and liabilities, and as a result, there was no impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no impact on its consolidated results of operations and financial position.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange rate risks. For a complete listing of all of our risk factors, refer to our 2007 Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

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

The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with major money center financial institutions rated investment grade by nationally recognized rating agencies, with our counterparties rated “A” or better. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

As of June 30, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Weighted Average Fixed
Total Notional Amount at	Leg Interest Rate at	Weighted Average
June 30, 2008	June 30, 2008	Remaining Term

$1,128 million	4.3%	3.3 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 90% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the six months ended June 30, 2008, unrealized gains on interest rate swaps totaled $4.1 million, compared to unrealized gains on interest rate swaps of $8.0 million for the six months ended June 30, 2007.

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2008 and 2007 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in international currencies. We recorded $0.4 million of unrealized foreign currency exchange losses in the quarter ended June 30, 2008 and $0.8 million of unrealized foreign currency exchange gains in the six months ended June 30, 2008, which resulted primarily from fluctuations on our Euro and British Pound denominated assets.

In April 2008, the Company entered into a foreign currency rate swap agreement to exchange Euro’s for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million increase to the Company’s stock repurchase program that began in March 2006. The stock repurchase program, as amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock. The Company’s share purchase activity during the six months ended June 30, 2008 is summarized in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs

January 1 – 31, 2008	362,100	$21.97	362,100	1,725,621

There were no shares purchased by the Company during the months of February, March, April, May and June 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 1, 2008, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders of the Company voted on (i) the election of nine directors to serve until the 2009 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and (ii) to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The number of votes cast for the election of the nine directors were as follows:

	Number of Shares
Nominee	For	Withhold Authority

Brian M. Sondey	29,123,378	1,631,956
Malcolm P. Baker	30,672,497	82,837
Bruce R. Berkowitz	30,672,497	82,837
A. Richard Caputo Jr.	28,961,656	1,793,678
Brian J. Higgins	29,091,441	1,663,893
John W. Jordan II	28,961,956	1,793,378
Frederic H. Lindeberg	30,672,297	83,037
David W. Zalaznick	28,970,268	1,785,066
Douglas J. Zych	29,091,511	1,663,823

The number of votes cast to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Number of Shares
For	Against	Abstain

30,745,669	6,434	3,231

ITEM 6.	EXHIBITS.

Exhibit
Number		Exhibit Description

10	.58*	First Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 26, 2007 to the Amended and Restated Indenture dated as of April 12, 2006
10	.59*	Second Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated November 19, 2007 to the Amended and Restated Indenture dated as of April 12, 2006
10	.60*	First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008
10	.61*	Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006
31	.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32	.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
August 7, 2008

/s/  Chand Khan
Chand Khan
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)