Form 10-Q
period 2008-09-30
TAL International Group, Inc.
filed 2008-11-07
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number- 001-32638

TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization) 100 Manhattanville Road, Purchase, New York (Address of principal executive office)	20-1796526 (I.R.S. Employer Identification Number) 10577-2135 (Zip Code)

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

As of October 31, 2008, there were 32,712,437 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 10, 2008, and all of our subsequent filings with the SEC pursuant to the Securities Exchange Act of 1934.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. (“TAL” or the “Company”) as of September 30, 2008 (unaudited) and December 31, 2007 and for the three and nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. However, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 10, 2008, from which the accompanying December 31, 2007 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Securities Exchange Act of 1934.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets:
Leasing equipment, net of accumulated depreciation and allowances of $337,020 and $283,159	$1,471,229	$1,270,942
Net investment in finance leases, net of allowances of $1,900 and $0	216,639	193,986
Equipment held for sale	28,802	35,128

Revenue earning assets	1,716,670	1,500,056
Cash and cash equivalents (including restricted cash of $17,707 and $18,059)	59,412	70,695
Accounts receivable, net of allowances of $735 and $961	50,095	41,637
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $3,919 and $3,142	2,024	2,767
Goodwill	71,898	71,898
Deferred financing costs	8,924	6,880
Fair value of derivative instruments	2,639	830
Other assets	6,465	11,124

Total assets	$1,918,127	$1,705,887

Liabilities and stockholders’ equity:
Equipment purchases payable	$63,830	$26,994
Fair value of derivative instruments	23,947	18,726
Accounts payable and other accrued expenses	37,642	36,481
Deferred income tax liability	83,246	55,555
Debt	1,312,474	1,174,654

Total liabilities	1,521,139	1,312,410
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,486,816 and 33,482,316 shares issued and outstanding, respectively	33	33
Treasury stock, at cost, 774,379 and 412,279 shares, respectively	(17,126)	(9,171)
Additional paid-in capital	396,162	395,230
Retained earnings	16,665	4,858
Accumulated other comprehensive income	1,254	2,527

Total stockholders’ equity	396,988	393,477

Total liabilities and stockholders’ equity	$1,918,127	$1,705,887

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues:
Leasing revenues:
Operating leases	$74,967	$67,030	$220,201	$195,460
Finance leases	5,412	4,728	15,460	13,326

Total leasing revenues	80,379	71,758	235,661	208,786
Equipment trading revenue	26,098	13,614	72,802	36,728
Management fee income	855	1,507	2,362	4,648
Other revenues	355	682	1,118	1,703

Total revenues	107,687	87,561	311,943	251,865
Expenses:
Equipment trading expenses	22,972	12,368	64,284	32,712
Direct operating expenses	6,207	6,818	20,614	21,381
Administrative expenses	12,434	9,465	34,066	29,203
Depreciation and amortization	28,149	25,756	82,322	74,938
Provision for doubtful accounts	1,859	324	2,062	653
Net (gain) on sale of leasing equipment	(7,563)	(2,842)	(18,059)	(8,343)
Net (gain) on sale of container portfolios	(2,789)	—	(2,789)	—
Interest and debt expense	16,528	13,763	47,058	37,869
Unrealized loss on interest rate swaps	7,371	16,400	3,273	8,351

Total expenses	85,168	82,052	232,831	196,764

Income before income taxes	22,519	5,509	79,112	55,101
Income tax expense	7,985	1,971	28,053	19,713

Net income	$14,534	$3,538	$51,059	$35,388

Net income per common share — Basic	$0.45	$0.11	$1.57	$1.07

Net income per common share — Diluted	$0.44	$0.11	$1.56	$1.06

Weighted average number of common shares outstanding — Basic	32,580	33,202	32,599	33,195
Weighted average number of common shares outstanding — Diluted	32,763	33,414	32,769	33,394
Cash dividends paid per common share	$0.4125	$0.375	$1.20	$1.05

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income	$51,059	$35,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,322	74,938
Amortization of deferred financing costs	748	689
Net (gain) on sale of leasing equipment	(18,059)	(8,343)
Net (gain) on the sale of container portfolios	(2,789)	—
Unrealized loss on interest rate swaps	3,273	8,351
Deferred income taxes	27,691	19,044
Stock compensation charge	887	382
Equipment purchased for resale	1,028	(712)
Changes in operating assets and liabilities	(6,665)	(9,247)

Net cash provided by operating activities	139,495	120,490

Cash flows from investing activities:
Purchases of leasing equipment	(316,345)	(229,811)
Investments in finance leases	(38,008)	(36,831)
Proceeds from sale of equipment leasing fleet, net of selling costs	63,944	44,476
Proceeds from the sale of container portfolios	40,539	—
Cash collections on finance lease receivables, net of income earned	19,938	17,619
Other	330	238

Net cash used in investing activities	(229,602)	(204,309)

Cash flows from financing activities:
Stock options exercised	45	121
Dividends paid	(39,094)	(34,868)
Purchase of treasury stock	(7,955)	—
Financing fees paid under debt facilities	(3,042)	(867)
Borrowings under debt facilities	335,383	389,209
Payments under debt facilities	(234,916)	(281,961)
Proceeds received from capital leases	33,919	—
Payments under capital lease obligations	(5,516)	(1,409)
Decrease (increase) in restricted cash	352	(3,570)

Net cash provided by financing activities	79,176	66,655

Net (decrease) in cash and cash equivalents	(10,931)	(17,164)
Unrestricted cash and cash equivalents, beginning of period	52,636	43,641

Unrestricted cash and cash equivalents, end of period	$41,705	$26,477

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$63,830	$24,851
Purchases of leasing equipment financed through capital lease obligations	9,375	—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.	Description of the Business

TAL International Group, Inc. (“TAL” or the “Company”) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation, formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. and their respective subsidiaries.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no material impact on its consolidated results of operations and financial position.

Note 2 —	Treasury Stock and Dividends

Treasury Stock

The Company repurchased 362,100 shares of its outstanding common stock in the open market during the nine months ended September 30, 2008 at a total cost of approximately $8.0 million.

Dividends

The company paid the following quarterly dividends during the nine months ended September 30, 2008 and 2007 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Note 3 —	Stock-Based Compensation Plans

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

Stock Options

The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of 21,000 options granted during the year ended December 31, 2006. (dollars in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007

$5	$—	$16	$12

The total unrecognized compensation cost related to the stock-based compensation awards outstanding as of September 30, 2008 is approximately $37,000 which will be recognized over the remaining vesting period of approximately 1.75 years.

Cash received from employee exercises of stock options for the nine months ended September 30, 2008 was approximately $45,000. TAL did not recognize any tax benefits associated with these exercises.

Stock option activity under the plans from January 1, 2008 to September 30, 2008 was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Options	Price	Life (Yrs)	$ in 000’s

Outstanding January 1, 2008	615,192	$18.16	7.8
Granted	—
Exercised	(2,500)	$18.00		$17
Canceled	—

Outstanding September 30, 2008	612,692	$18.16	7.1	$1,677

Exercisable September 30, 2008	603,692	$18.08	7.1	$1,677

Restricted Stock

During the nine months ended September 30, 2008, 2,000 shares of restricted stock were granted to certain members of the Company’s Board of Directors at a price of $24.69. These shares were fully vested upon issuance, and resulted in approximately $49,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the nine months ended September 30, 2008. In addition, six other members of the Company’s Board of Directors elected to receive cash payments equal to the value of the restricted stock issued to the other Board members. This resulted in approximately $148,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the nine months ended September 30, 2008.

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

The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of the restricted shares granted during the year ended December 31, 2007 (dollars in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007

$274	$141	$822	$370

Total unrecognized compensation cost of approximately $1.9 million as of September 30, 2008, related to restricted shares granted during 2007, will be recognized over the remaining vesting period of approximately 1.75 years.

Note 4 —	Debt

Debt consisted of the following (amounts in thousands):

	September 30,	December 31,
	2008	2007

Asset backed securitization (ABS)
Term notes — Series 2006-1	$515,667	$566,667
Term notes — Series 2005-1 (converted from warehouse facility)	401,389	379,500
Asset backed credit facility	147,400	—
Revolving credit facility	67,000	98,500
Finance lease facility	49,638	49,500
2007 Term loan	35,208	20,000
Port equipment loan	12,950	15,043
Capital lease obligations	83,222	45,444

Total	$1,312,474	$1,174,654

Term Notes — Series 2005-1 — Converted from Warehouse Facility

On April 12, 2008, the Company’s ABS Warehouse Facility automatically converted to a term loan, with a slightly higher interest margin, payable in equal monthly installments over nine years. The balance outstanding under the facility on the conversion date was $425 million.

Asset Backed Credit Facility

On March 27, 2008, TAL Advantage II, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., entered into a $125 million Asset Backed Credit Facility. The facility initially had a 15 month revolving credit period, commencing on the date of the facility, followed by a nine year term period in which the outstanding balance amortizes in equal monthly installments. The proceeds have been, and will continue to be used to support future capital expenditures. TAL has guaranteed the obligations of TAL Advantage II, LLC under the facility. On June 30, 2008, the borrowing capacity under the Asset Backed Credit Facility was increased to $150 million. On September 15, 2008, the borrowing capacity under the Asset Backed Credit Facility was further increased to $225 million and the revolving period was extended to June 30, 2010, on which date the facility will convert to a term facility and amortize in equal monthly installments through June 2018. The interest rate is 1.50% over LIBOR during the current revolving period, and will increase to 2.25% over LIBOR when converted to a term facility. There was $147.4 million outstanding under this facility as of September 30, 2008.

Capital Lease Obligation

In August 2008, the Company entered into a sale-leaseback transaction for approximately 12,500 new containers for net proceeds of $33.9 million. The lease was accounted for as a capital lease with interest expense recognized on a level yield basis over seven years, at which point there is an early purchase option.

Interest Rate Swaps

As of September 30, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional
Amount at	Weighted Average Fixed Leg	Weighted Average
September 30, 2008	Interest Rate at September 30, 2008	Remaining Term

$1,101 million	4.3%	3.2 years

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	September 30,	December 31,
	2008	2007

Fair value of derivative instruments — liability	$23.9	$18.7

Fair value of derivative instruments — asset	$1.8	$0.8

Fair value of derivative instruments — net liability	$22.1	$17.9

Under the criteria established by SFAS No. 157, the Company performed fair value measurements of the derivative instruments, using Level 2 inputs, which are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company is using valuation techniques it believes are appropriate.

The Company’s unrealized losses on the interest rate swaps were reflected in its consolidated statements of operations as follows ($ in millions):

Three Months Ended		Nine Months Ended
September 30,		September 30,
2008	2007	2008	2007

$7.4	$16.4	$3.3	$8.4

These losses predominantly represent the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of certain of the interest rate swaps.

Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain)/ loss on interest rate swaps using the interest method over the remaining life of the contracts. As of September 30, 2008, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $2.3 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.9 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

Note 5 —	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$14,534	$3,538	$51,059	$35,388

Denominator:
Weighted average shares outstanding for basic earnings per share	32,580	33,202	32,599	33,195
Dilutive stock options	183	212	170	199

Weighted average shares for diluted earnings per share	32,763	33,414	32,769	33,394

Earnings per share:
Basic	$0.45	$0.11	$1.57	$1.07

Diluted	$0.44	$0.11	$1.56	$1.06

During the quarter and nine months ended September 30, 2008, options to purchase 6,500 shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. During the quarter and nine months ended September 30, 2007, 5,000 shares of restricted common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 6 —	Segment and Geographic Information

Industry Segment Information

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and sells these containers to container traders and users of containers for storage, one way shipment or other uses.

The following table presents certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals

Total revenues	$81,453	$26,234	$107,687	$73,822	$13,739	$87,561
Equipment trading expenses	—	22,972	22,972	—	12,368	12,368
Depreciation and amortization	28,144	5	28,149	25,754	2	25,756
Net (gain) on sale of equipment	(7,563)	—	(7,563)	(2,842)	—	(2,842)
Interest and debt expense	16,215	313	16,528	13,599	164	13,763

Income before income taxes(1)	27,488	2,402	29,890	21,039	870	21,909

(1)	Segment income before taxes excludes unrealized losses on interest rate swaps of $7,371 for the three months ended September 30, 2008 and $16,400 for the three months ended September 30, 2007.

The following table presents certain segment information and the consolidated totals reported (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals

Total revenues	$238,750	$73,193	$311,943	$214,794	$37,071	$251,865
Equipment trading expenses	—	64,284	64,284	—	32,712	32,712
Depreciation and amortization	82,308	14	82,322	74,931	7	74,938
Net (gain) on sale of equipment	(18,059)	—	(18,059)	(8,343)	—	(8,343)
Interest and debt expense	46,104	954	47,058	37,390	479	37,869

Income before income taxes(2)	75,941	6,444	82,385	60,402	3,050	63,452

Goodwill at September 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at September 30	1,897,331	20,796	1,918,127	1,616,403	11,189	1,627,592
Purchases of leasing equipment	354,353	—	354,353	266,642	—	266,642

(2)	Segment income before taxes excludes unrealized losses on interest rate swaps of $3,273 for the nine months ended September 30, 2008 and $8,351 for the nine months ended September 30, 2007.

Note: There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. Equipment trading expenses include the cost of equipment sold, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling, storage, and administrative costs.

Geographic Segment Information

The Company’s customers use the Company’s containers throughout their many worldwide trade routes. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the distribution of the Company’s revenues for the periods indicated based on the customers’ primary domicile (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues:
United States of America	$11,401	$8,645	$33,986	$24,906
Asia	49,716	41,560	143,338	119,013
Europe	38,291	30,695	107,620	88,597
Other International	8,279	6,661	26,999	19,349

Total	$107,687	$87,561	$311,943	$251,865

As substantially all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.

Note 7 —	Commitments and Contingencies

During the third quarter of 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain sale transactions. The guarantees represent the Company’s commitment that these assets will be worth a specified amount at the end of a lease term. At September 30, 2008, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $1.1 million. A portion of the sales proceeds (approximately $74,000) has been deferred as the fair value of the guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.

At September 30, 2008, commitments for capital expenditures totaled approximately $23.2 million, through the remainder of 2008.

Note 8 —	Income Taxes

The consolidated income tax expense for the three and nine month periods ended September 30, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 9 —	Comprehensive Income and Other

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$14,534	$3,538	$51,059	$35,388
Other comprehensive income:
Foreign currency translation adjustments	(716)	119	(632)	238
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $(113), $(169), $(354) and $(547), respectively)	(204)	(307)	(641)	(989)

Total	$13,614	$3,350	$49,786	$34,637

The balance included in accumulated other comprehensive income for cumulative translation adjustments as of September 30, 2008 and December 31, 2007 was $(238) of expense and $394 of income, respectively.

The Company recorded $1.4 million and $0.6 million of unrealized foreign currency exchange losses in the quarter and nine months ended September 30, 2008, respectively. The Company recorded $0.4 million and $0.5 million of unrealized foreign currency exchange gains in the quarter and nine months ended September 30, 2007, respectively. These unrealized foreign currency exchange gains and losses resulted primarily from fluctuations on the Company’s Euro and British Pound denominated assets, and are reported in administrative expenses in the Company’s statements of operations.

In April 2008, the Company entered into a foreign currency rate swap agreement to exchange Euro’s for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was $0.8 million at September 30, 2008, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet. Under the criteria established by SFAS No. 157, the fair value measurement of the derivative instrument is based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

Note 10 —	Subsequent Events

Quarterly Dividend

On October 30, 2008 the Company’s Board of Directors approved and declared a $0.4125 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 10, 2008 to shareholders of record at the close of business on November 19, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2008. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Forward-Looking Statements” in our Form 10-K, and the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other filings with the SEC pursuant to the Securities Exchange Act of 1934. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2008, our total fleet consisted of 729,518 containers and chassis, including 32,835 containers under management for third parties, representing 1,187,380 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 186 third party container depot facilities in 36 countries as of September 30, 2008. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2008, our twenty largest customers accounted for 75% of our leasing revenue, our five largest customers accounted for 47% of our leasing revenues, and our largest customer accounted for 16% of our leasing revenues.

We lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers, which are used to transport bulk liquid products such as chemicals. We have also financed port equipment. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells containers and chassis acquired from third parties.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	September 30, 2008			December 31, 2007			September 30, 2007
	Owned	Managed	Total	Owned	Managed(1)	Total	Owned	Managed	Total

Dry	584,481	29,415	613,896	549,800	27,087	576,887	530,804	51,417	582,221
Refrigerated	37,600	635	38,235	36,650	861	37,511	35,441	967	36,408
Special	48,132	2,785	50,917	42,049	3,619	45,668	31,500	14,068	45,568
Tank	1,101	—	1,101	110	—	110	—	—	—
Chassis	8,802	—	8,802	7,955	—	7,955	7,963	—	7,963

Equipment leasing fleet	680,116	32,835	712,951	636,564	31,567	668,131	605,708	66,452	672,160
Equipment trading fleet	16,567	—	16,567	14,583	—	14,583	10,163	—	10,163

Total	696,683	32,835	729,518	651,147	31,567	682,714	615,871	66,452	682,323

Percentage	95.5%	4.5%	100.0%	95.4%	4.6%	100.0%	90.3%	9.7%	100.0%

	Equipment Fleet in TEU’s
	September 30, 2008			December 31, 2007			September 30, 2007
	Owned	Managed	Total	Owned	Managed(1)	Total	Owned	Managed	Total

Dry	933,683	52,733	986,416	886,816	47,315	934,131	852,322	88,372	940,694
Refrigerated	69,020	1,047	70,067	66,625	1,436	68,061	64,864	1,545	66,409
Special	82,088	4,559	86,647	69,544	6,023	75,567	51,576	23,542	75,118
Tank	1,101	—	1,101	110	—	110	—	—	—
Chassis	15,657	—	15,657	13,924	—	13,924	13,936	—	13,936

Equipment leasing fleet	1,101,549	58,339	1,159,888	1,037,019	54,774	1,091,793	982,698	113,459	1,096,157
Equipment trading fleet	27,492	—	27,492	19,371	—	19,371	14,809	—	14,809

Total	1,129,041	58,339	1,187,380	1,056,390	54,774	1,111,164	997,507	113,459	1,110,966

Percentage	95.1%	4.9%	100.0%	95.1%	4.9%	100.0%	89.8%	10.2%	100.0%

(1)	The decrease in our managed equipment fleet from September 30, 2007 to December 31, 2007 is primarily due to our purchase of approximately 34,000 units or approximately 57,000 TEU of managed containers from a third party owner in October 2007. The units are included in our owned equipment fleet as of December 31, 2007.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, service leases and finance leases. Long-term leases, typically with terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. As of September 30, 2008, approximately 93% of our containers and chassis were on-hire to customers, with approximately 57% of our equipment on long-term leases, approximately 10% on finance leases and approximately 26% on service leases or long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments. In addition, approximately 5% of our fleet was available for lease and approximately 2% was available for sale. The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

	September 30,	December 31,	September 30,
Lease Portfolio	2008	2007	2007

Long-term lease	56.8%	55.1%	55.7%
Service lease	25.5	26.6	27.1
Finance lease	10.4	9.9	9.6

Total leased	92.7	91.6	92.4
Used units available for lease	2.0	2.8	2.4
New units not yet leased	3.2	3.0	3.3
Available for sale	2.1	2.6	1.9

Total fleet	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities. Our profitability for the first nine months of 2008 was supported by the growth of our owned container fleet, increased utilization in all of our major product lines, exceptional gains on the sale of used containers and strong margins for our equipment trading activity. Additionally, in the third quarter of 2008, we concluded several container portfolio sales for which we realized gains.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio.

As of September 30, 2008, our owned fleet included 1,129,041 TEU, an increase of 6.9% from December 31, 2007 and up 13.2% from September 30, 2007. The increase in fleet size in 2008 relative to the third quarter of 2007 was due to a high level of new container procurement as well as the purchase of approximately 57,000 TEU of previously managed containers from a third party owner in October 2007. As of September 30, 2008, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled $1,716.7 million, an increase of $216.6 million, or 14.4% over December 31, 2007 and an increase of $275.7 million, or 19.1% over September 30, 2007. Our revenue earning asset growth has been higher on a dollar basis than our fleet growth has been on a TEU basis due to our large purchases of refrigerated containers, special containers and tank containers, which are more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

Container deliveries are expected to be low in the fourth quarter, since this is typically the slow season for dry containers. Through October 31, 2008, we have accepted or placed orders for approximately 142,000 TEU of new equipment. While we have secured lease commitments for most of these ordered units, further procurement will be contingent on the pace of our success with leasing out the remaining uncommitted units.

In the third quarter of 2008, we disposed of approximately 21,000 TEU of our owned containers, or approximately 1.9% of our beginning owned container equipment leasing fleet. This annualized disposal rate of approximately 7.6% is similar to the 6-8% annual disposal rate we have been experiencing for the last few years, and generally consistent with our expected long-term average disposal rate given the 12 – 14 year expected useful life of our containers. Based on the age profile of our leasing fleet, scheduled lease expirations, and expectations of a reduction in global trade growth, we expect that our rate of disposals will increase in the near future and remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of container purchases.

Our average utilization was 92.0% in the third quarter of 2008, an increase of 1.3% from the second quarter of 2008, and an increase of 1.0% from the third quarter of 2007. Ending utilization increased 1.0% from 91.7% as of June 30, 2008 to 92.7% as of September 30, 2008. The increase in our utilization in the third quarter of 2008 relative to the second quarter of 2008 was primarily driven by strong dry container on-hire activity throughout the third quarter as customers picked-up containers that had been committed to leases in the first and second quarters. Leasing demand for our refrigerated and special containers continued to be strong as well. Ending utilization, excluding new units not yet leased, was 95.8% at the end of the third quarter of 2008 compared to 95.5% as of September 30, 2007 and 94.4% as of December 31, 2007.

Leasing demand for containers and the utilization of our fleet in 2008 has been supported by continued worldwide containerized trade growth and reduced direct container purchases by our shipping line customers due to the high cost of new containers and the increased scarcity of growth capital. However, looking forward, there is growing concern that global trade growth may be slowing. A number of major shipping lines have reported that their traditional summer peak seasons were weaker than expected, and several shipping lines have started to take vessels out of service. Industry forecasters have reduced their projections for global containerized trade growth in 2008 and 2009. In their October 2008 report, Clarkson Research Studies projected that worldwide containerized trade growth will be 6.8% for 2008 and 7.2% for 2009, down from their January 2008 forecast of 9.7% for 2008 and 9.8% for 2009.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2008	2008	2008	2007	2007	2008	2007
	3 months	3 months	3 months	3 months	3 months	9 months	9 months

Average Utilization(1)	92.0%	90.7%	90.1%	91.9%	91.0%	90.9%	91.1%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Ending Utilization	92.7%	91.7%	89.2%	91.6%	92.4%

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Ending Utilization (excluding new units not yet leased)	95.8%	95.4%	94.0%	94.4%	95.5%

Average lease rates for our dry container product line in the third quarter of 2008 were slightly higher compared to the average level of the third quarter of 2007 and the second quarter of 2008. The increase in dry container lease rates was mainly due to new containers going on-hire in the third quarter at lease rates above the average lease rates in our portfolio. New container prices increased approximately 25% from the end of 2007 to the end of the third quarter of 2008, primarily due to increasing steel prices, and market lease rates increased by a corresponding amount. The price for a 20’ dry container was approximately $2,500 at the end of third quarter of 2008, though steel prices in China decreased significantly during October, and we expect container prices and market lease rates for new containers to decrease if steel prices remain at their current level through the end of the year.

Average lease rates for refrigerated containers in the third quarter of 2008 were 1.2% lower than in the third quarter of 2007, and 0.9% lower than in the second quarter of 2008. Steel makes up a smaller portion of the price for refrigerated containers, and market leasing rates for new refrigerated containers are slightly below our portfolio average rates. Average rental rates for our special containers were 1.4% higher during the third quarter of 2008 compared to the third quarter of 2007, and 1.1% lower compared to the second quarter of 2008.

During the third quarter of 2008, we concluded the sale of several small container portfolios. The containers included in these portfolio sales were generally younger containers on long-tern leases with our shipping lines customers, and we will continue to be involved with and receive fees for collections and other management services. These portfolios sales were mainly undertaken to expand our network of third-party container investors and diversify our funding sources. We received total proceeds of $40.5 million for the portfolio sales and recorded gains of approximately $2.8 million.

During the third quarter of 2008, we recognized a $7.6 million gain on the sale of our used containers compared to a $2.8 million gain in the third quarter of 2007. The improvement compared to the third quarter of 2007 mainly resulted from an increase in equipment selling prices, as well as an increase in sales volume. The average selling prices for our used containers increased 16.2% from the third quarter of 2007 to the third quarter of 2008. In 2008, the sale prices for our used containers have been supported by high new container prices and high utilization of leasing company and shipping line owned containers, which decreases the supply of used containers for sale. Our used container selling prices have also been supported by the depreciation of the U.S. dollar relative to other major currencies since the majority of our used container sale transactions are structured in local currencies. We expect that the size of our gains in the fourth quarter of 2008 may decrease from the third quarter level due to lower new container prices, an expected seasonal decrease in disposal volumes and the recent strengthening of the U.S. dollar.

Our ownership expenses, principally depreciation and interest expense increased by $5.2 million, or 13.1% in the third quarter of 2008 from the third quarter of 2007, compared to a 19.1% increase in the dollar value of our revenue earning assets over the same time. Our depreciation expense increased 9.3%, substantially less than our revenue earning asset growth. Growth in depreciation expense has been less than our asset growth due to the increasing average sale age of our containers and the resulting increase in the portion of our containers that have become fully depreciated. Interest expense increased 20.1% in the third quarter of 2008, compared to the third quarter of 2007, increasing at roughly the same rate as our revenue earning assets.

Our provision for doubtful accounts was $1.9 million for the third quarter of 2008, up from $0.3 million in the third quarter of 2007. The increase in the provision for doubtful accounts in the third quarter of 2008 primarily relates to a partial reserve against a finance lease for one of our customers. We are currently in the recovery process with this customer. We expect to incur recovery expenses and some container losses, and we will re-evaluate the sufficiency of our reserve against these losses and expenses during the fourth quarter of 2008.

In general, we remain concerned that we may continue to see an increase in the number and size of customer defaults due to the deteriorating financial performances of our shipping line customers combined with the constrained capital markets that could make it difficult for our customers to finance their vessel orders and other expansion commitments. A number of major shipping lines have recently reported that they expect significant decreases in profitability during the second half of 2008. In the last few quarters at least five small shipping lines have ceased operations of which we had exposure to two. We have not yet experienced a general deterioration of our customers’ lease payment performance, but we are actively reviewing our portfolio to make sure we identify potential problem accounts as early as possible and we are becoming more selective in pursuing new business opportunities.

Dividends

We paid the following quarterly dividends during the nine months ended September 30, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Treasury Stock

We repurchased 362,100 shares of our outstanding common stock in the open market during the nine months ended September 30, 2008 at a total cost of approximately $8.0 million.

Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2008 and 2007 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Leasing revenues	$80,379	74.7%	$71,758	81.9%	$235,661	75.5%	$208,786	82.9%
Equipment trading revenue	26,098	24.2	13,614	15.6	72,802	23.3	36,728	14.6
Management fee income	855	0.8	1,507	1.7	2,362	0.8	4,648	1.8
Other revenues	355	0.3	682	0.8	1,118	0.4	1,703	0.7

Total revenues	107,687	100.0	87,561	100.0	311,943	100.0	251,865	100.0
Equipment trading expenses	22,972	21.3	12,368	14.1	64,284	20.6	32,712	13.0
Direct operating expenses	6,207	5.8	6,818	7.8	20,614	6.6	21,381	8.5
Administrative expenses	12,434	11.6	9,465	10.8	34,066	10.9	29,203	11.6
Depreciation and amortization	28,149	26.1	25,756	29.4	82,322	26.4	74,938	29.7
Provision for doubtful accounts	1,859	1.7	324	0.4	2,062	0.7	653	0.3
Net (gain) on sale of leasing equipment	(7,563)	(7.0)	(2,842)	(3.3)	(18,059)	(5.8)	(8,343)	(3.3)
Net (gain) on sale of container portfolios	(2,789)	(2.6)	—	—	(2,789)	(0.9)	—	—
Interest and debt expense	16,528	15.4	13,763	15.8	47,058	15.1	37,869	15.0
Unrealized loss on interest rate swaps	7,371	6.8	16,400	18.7	3,273	1.0	8,351	3.3

Total expenses	85,168	79.1	82,052	93.7	232,831	74.6	196,764	78.1

Income before income taxes	22,519	20.9	5,509	6.3	79,112	25.4	55,101	21.9
Income tax expense	7,985	7.4	1,971	2.3	28,053	9.0	19,713	7.8

Net income	$14,534	13.5%	$3,538	4.0%	$51,059	16.4%	$35,388	14.1%

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007.

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

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$67,683	$60,467
Fee and ancillary lease revenue	7,284	6,563

Total operating lease revenue	74,967	67,030

Finance lease revenue	5,412	4,728

Total leasing revenues	$80,379	$71,758

Total leasing revenues were $80.4 million for the three months ended September 30, 2008, compared to $71.8 million for the three months ended September 30, 2007, an increase of $8.6 million, or 12.0%. The increase in leasing revenues primarily resulted from an increase in our owned fleet size and increased utilization for all of our primary equipment types.

Equipment Trading Activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Equipment trading revenue	$26,098	$13,614
Equipment trading expenses	(22,972)	(12,368)

Equipment trading margin	$3,126	$1,246

The equipment trading margin increased $1.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to higher volume and higher per unit margins on sold containers. Equipment trading margins were high in the third quarter of 2008 partially due to the upward trend in used container selling prices in 2008. We typically experience a lag of several months between the time that we buy and sell used containers, so that we benefit from inventory profits in addition to our target sales margins when prices are increasing.

Direct operating expenses.  Direct operating expenses were $6.2 million for the three months ended September 30, 2008, compared to $6.8 million for the three months ended September 30, 2007, a decrease of $0.6 million or 9.0%. The decrease was primarily due to less positioning and storage of equipment due to higher utilization.

Administrative expenses.  Administrative expenses were $12.4 million for the three months ended September 30, 2008, compared to $9.5 million for the three months ended September 30, 2007, an increase of $2.9 million or 31.4%. The increase was primarily due to an increase in incentive compensation costs related to our high level of profitability growth, as well as higher foreign currency exchange losses due to the recent strengthening of the U.S. dollar against major currencies such as the British Pound and Euro.

Depreciation and amortization.  Depreciation and amortization was $28.1 million for the three months ended September 30, 2008, compared to $25.8 million for the three months ended September 30, 2007, an increase of $2.3 million or 9.3%. The increase was primarily due to the increase in the dollar value of our leasing equipment, which was partially offset by a decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2007.

Provision for doubtful accounts.  Provision for doubtful accounts was $1.9 million for the three months ended September 30, 2008, compared to $0.3 million for the three months ended September 30, 2007, an increase of $1.6 million. The increase was primarily due to a reserve established for amounts estimated to be uncollectible under a finance lease receivable for one of our customers.

Net (gain) on sale of leasing equipment.  Gain on sale of equipment was $7.6 million for the three months ended September 30, 2008, compared to a gain of $2.8 million for the three months ended September 30, 2007, an increase of $4.8 million due primarily to an increase in both equipment selling prices and volume.

Net (gain) on sale of container portfolios.  Gain on the sale of container portfolios was $2.8 million for the three months ended September 30, 2008. There were no sales of container portfolios for the three months ended September 30, 2007. In the third quarter of 2008 we sold three container portfolios for total proceeds of $40.5 million.

Interest and debt expense.  Interest and debt expense was $16.5 million for the three months ended September 30, 2008, compared to $13.8 million for the three months ended September 30, 2007, an increase of $2.7 million or 20.1%. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our fleet. In addition, the interest margin increased due to increases in the rate on our $425 million 2006 securitization warehouse when the facility automatically converted to a term loan on April 12, 2008 and on borrowings pursuant to our asset based credit facility during the third quarter of 2008.

Unrealized loss on interest rate swaps.  Unrealized loss on interest rate swaps was $7.4 million for the three months ended September 30, 2008, compared to an unrealized loss of $16.4 million for the three months ended September 30, 2007. The lower unrealized loss for the three months ended September 30, 2008 versus the three months ended September 30, 2007 was due to a smaller decrease in long-term interest rates during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Income tax expense.  Income tax expense was $8.0 million for the three months ended September 30, 2008, compared to an income tax expense of $2.0 million for the three months ended September 30, 2007, and the effective tax rates were 35.5% for the three months ended September 30, 2008 and 35.8% for the three months ended September 30, 2007.

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

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007.

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

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$196,894	$175,218
Fee and ancillary lease revenue	23,307	20,242

Total operating lease revenue	220,201	195,460

Finance lease revenue	15,460	13,326

Total leasing revenues	$235,661	$208,786

Total leasing revenues were $235.7 million for the nine months ended September 30, 2008, compared to $208.8 million for the nine months ended September 30, 2007, an increase of $26.9 million, or 12.9%. The increase in leasing revenues primarily resulted from an increase in our owned fleet size for all of our primary equipment types.

Equipment Trading Activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment, costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Equipment trading revenue	$72,802	$36,728
Equipment trading expenses	(64,284)	(32,712)

Equipment trading margin	$8,518	$4,016

The equipment trading margin increased $4.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to an increase in volume of units sold and an increase in per unit trading margins.

Direct operating expenses.  Direct operating expenses were $20.6 million for the nine months ended September 30, 2008, compared to $21.4 million for the nine months ended September 30, 2007, a decrease of $0.8 million or 3.6%. The decrease was primarily due to lower positioning and storage costs and lower repair costs primarily related to our increase in utilization.

Administrative expenses.  Administrative expenses were $34.1 million for the nine months ended September 30, 2008, compared to $29.2 million for the nine months ended September 30, 2007, an increase of $4.9 million or 16.7%. The increase was primarily due to an increase in incentive compensation costs related to our high level of profitability growth, as well as higher foreign currency exchange losses.

Depreciation and amortization.  Depreciation and amortization was $82.3 million for the nine months ended September 30, 2008, compared to $74.9 million for the nine months ended September 30, 2007, an increase of $7.4 million or 9.9%. The increase was primarily due to the increase in the dollar value of our leasing equipment, partially offset by a decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2007.

Provision for doubtful accounts.  Provision for doubtful accounts was $2.1 million for the nine months ended September 30, 2008, compared to $0.7 million for the nine months ended September 30, 2007, an increase of $1.4 million. The increase was primarily due to a reserve established in the third quarter of 2008 for amounts estimated to be uncollectible under a finance lease receivable for one of our customers.

Net (gain) on sale of leasing equipment.  Gain on sale of equipment was $18.1 million for the nine months ended September 30, 2008, compared to a gain of $8.3 million for the nine months ended September 30, 2007, an increase of $9.8 million due primarily to an increase in both equipment selling prices and volume.

Net (gain) on sale of container portfolios.  Gain on the sale of container portfolios was $2.8 million for the nine months ended September 30, 2008. There were no sales of container portfolios for the nine months ended September 30, 2007. In the third quarter of 2008 we sold three container portfolios for total proceeds of $40.5 million.

Interest and debt expense.  Interest and debt expense was $47.1 million for the nine months ended September 30, 2008, compared to $37.9 million for the nine months ended September 30, 2007, an increase of $9.2 million or 24.3%. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet. In addition, the interest margin on our $425 million 2006 securitization warehouse increased when the facility automatically converted to a term loan on April 12, 2008.

Unrealized loss on interest rate swaps.  Unrealized loss on interest rate swaps was $3.3 million for the nine months ended September 30, 2008, compared to an unrealized loss of $8.4 million for the nine months ended September 30, 2007. The unrealized loss for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 was due to a smaller decrease in long-term interest rates during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Income tax expense.  Income tax expense was $28.1 million for the nine months ended September 30, 2008, compared to an income tax expense of $19.7 million for the nine months ended September 30, 2007, and the effective tax rates were 35.5% for the nine months ended September 30, 2008 and 35.8% for the nine months ended September 30, 2007.

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

Business Segments

We operate our business in one industry, intermodal transportation equipment, and in two business segments:

•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties. Equipment leasing segment revenues represent leasing revenues from operating and finance leases, fees earned on managed container leasing activities, as well as other revenues. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation expense, and interest expense. The equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.

•	Equipment trading — we purchase containers from shipping line customers and other sellers of containers, and sell these containers to container traders and users of containers for storage, one-way shipment or other uses. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, as well as direct operating expenses, direct and indirect administrative expenses and interest expense.

The following table lists selected revenue and expense items for our business segments for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Equipment leasing segment:
Total revenues	$81,453	$73,822	$238,750	$214,794
Depreciation and amortization	28,144	25,754	82,308	74,931
Net (gain) on sale of leasing equipment	(7,563)	(2,842)	(18,059)	(8,343)
Interest and debt expense	16,215	13,599	46,104	37,390
Income before income taxes(1)	27,488	21,039	75,941	60,402

Equipment trading segment:
Equipment trading revenue	$26,098	$13,614	$72,802	$36,728
Equipment trading expenses	22,972	12,368	64,284	32,712
Interest and debt expense	313	164	954	479
Income before income taxes(1)	2,402	870	6,444	3,050

(1)	Income before income taxes excludes unrealized losses on interest rate swaps.

Equipment Trading Segment: Our equipment trading margin, the difference between equipment trading revenue and expense, increased by $1.9 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. However, pre-tax income for the Equipment Trading Segment increased only $1.5 million over the same period, primarily due to an increase in allocated expenses. Our equipment trading margin increased by $4.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Pre-tax income for the Equipment Trading Segment increased $3.4 million over the same period. Corporate expenses are allocated to the Equipment Trading Segment primarily based upon the volume of units sold from the equipment trading fleet, and equipment trading sales volumes were significantly higher in the third quarter and first nine months of 2008 than they were in the third quarter and first nine months of 2007. Interest expense was also higher during the third quarter and first nine months of 2008 due to an increase in Trading inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings under our credit facilities. Our cash flows are used to finance capital expenditures, provide working capital, meet debt service requirements, and pay dividends. We believe that cash from operations and existing cash, together with available borrowings under our credit facilities, will be sufficient to meet our working capital requirements and our scheduled interest and debt payments for at least the next twelve months. However, our ability to make future capital expenditures and implement our current growth plans is dependent on our ability to increase our lending commitments.

On March 27, 2008, we entered into a $125 million Asset Backed Credit Facility. The facility initially had a 15 month revolving credit period, commencing on the date of the facility, followed by a nine year term period in which the outstanding balance amortizes in equal monthly installments. On June 30, 2008, the borrowing capacity was increased to $150 million. On September 15, 2008, the borrowing capacity was further increased to $225 million and the revolving period was extended to June 30, 2010, on which date the facility will convert to a term facility and amortize in equal monthly installments through June 2018. The interest rate is 1.50% over LIBOR during the current revolving period, and will increase to 2.25% over LIBOR when converted to a term facility. There was $147.4 million outstanding under this facility as of September 30, 2008.

In August 2008, we entered into a sale-leaseback transaction for approximately 12,500 new containers for net proceeds of $33.9 million. The lease was accounted for as a capital lease with interest expense recognized on a level yield basis over seven years, at which point there is an early purchase option.

We expect our existing financing facilities, together with our cash flows from operations, to enable us to meet our asset growth plans for the remainder of 2008. We continue to seek additional sources of financing to fund our growth plans beyond 2008, though disruptions in the capital markets have become more severe, and this may make it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, we will not be able to invest in our fleet at our target level and our future growth rate and profitability will decrease.

At September 30, 2008, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Commitment
	Outstanding	Level

Asset backed securitization term notes — Series 2006-1	$515.7	$515.7
Asset backed securitization term notes — Series 2005 -1 (converted from warehouse facility)	401.4	401.4
Asset backed credit facility	147.4	225.0
Revolving credit facility	67.0	100.0
Finance lease facility	49.6	49.6
2007 term loan	35.2	35.2
Port equipment loan	12.9	12.9
Capital lease obligations	83.2	83.2

Total debt	$1,312.4	$1,423.0

The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

The Company is subject to various covenant requirements under its debt facilities. At September 30, 2008, the Company was in compliance with all covenants.

Dividends

We paid the following quarterly dividends during the nine months ended September 30, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Treasury Stock

We repurchased 362,100 shares of our outstanding common stock in the open market during the nine months ended September 30, 2008 at a total cost of approximately $8.0 million.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$139,495	$120,490

Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(316,345)	$(229,811)
Investment in finance leases	(38,008)	(36,831)
Proceeds from sale of equipment leasing fleet, net of selling costs	63,944	44,476
Proceeds from the sale of container portfolios	40,539	—
Cash collections on finance lease receivables, net of income earned	19,938	17,619
Other	330	238

Net cash (used in) investing activities	$(229,602)	$(204,309)

Net cash provided by financing activities	$79,176	$66,655

Operating Activities

Net cash provided by operating activities increased by $19.0 million to $139.5 million in the nine months ended September 30, 2008, compared to $120.5 million in the nine months ended September 30, 2007 primarily due to an increase in profitability.

Investing Activities

Net cash used in investing activities was $229.6 million in the nine months ended September 30, 2008, as compared to $204.3 million in the nine months ended September 30, 2007. Cash payments for capital expenditures were $354.4 million, including investments in finance leases of $38.0 million, in the nine months ended September 30, 2008, compared to $266.6 million, including investments in finance leases of $36.8 million, in the nine months ended September 30, 2007. Cash payments for capital expenditures increased by $87.8 million primarily due to higher per unit costs, as well as an increase in the number of new units purchased. Sales proceeds from the disposal of equipment increased $19.4 million to $63.9 million in the nine months ended September 30, 2008, compared to $44.5 million in the nine months ended September 30, 2007. The increase in sales proceeds is primarily due to increased selling prices and volumes for container disposals. Proceeds from the sale of container portfolios were $40.5 million in the nine months ended September 30, 2008 compared to $0 in the nine months ended September 30, 2007. Cash collections on finance leases, net of income earned increased by $2.3 million to $19.9 million for the nine months ended September 30, 2008, compared to $17.6 million for the nine months ended September 30, 2007 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $79.2 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $66.7 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we increased our borrowings under our debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. We also increased our financing activity through the use of capital lease obligations. These borrowings were partially offset by net cash used to pay down borrowings on our ABS term notes, other debt facilities and capital lease obligations. In addition, $8.0 million in cash was used to purchase treasury shares, and we paid $39.1 million in dividends.

During the nine months ended September 30, 2007, we increased borrowings under our ABS Warehouse Facility and other debt facilities, the proceeds of which were primarily used to finance the purchase of new equipment. This was substantially offset by net cash used to pay down borrowings on our ABS term notes and revolving credit facility. Additionally, cash was used during the nine months ended September 30, 2007 to pay dividends of $34.9 million on our common stock outstanding.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2008:

	Contractual Obligations by Period
	(dollars in millions)
						2012 and
Contractual Obligations:	Total	Remaining 2008	2009	2010	2011	thereafter

Total debt obligations(1)	$1,500.1	$48.4	$189.5	$220.1	$188.6	$853.5
Capital lease obligations	104.4	1.9	9.8	10.1	10.2	72.4
Operating leases (mainly facilities)	5.7	0.7	2.8	1.4	0.6	0.2
Purchase obligations:
Equipment purchases payable	63.8	63.8	—	—	—	—
Equipment purchase commitments	23.2	23.2	—	—	—	—

Total contractual obligations	$1,697.2	$138.0	$202.1	$231.6	$199.4	$926.1

(1)	Amounts include actual and estimated interest for floating-rate debt based on September 30, 2008 rates and the net effect of the interest rate swaps.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

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

As of September 30, 2008, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Weighted Average Fixed
Total Notional Amount at	Leg Interest Rate at	Weighted Average
September 30, 2008	September 30, 2008	Remaining Term

$1,101 million	4.3%	3.2 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 84% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the nine months ended September 30, 2008, unrealized losses on interest rate swaps totaled $3.3 million, compared to unrealized losses on interest rate swaps of $8.4 million for the nine months ended September 30, 2007.

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2008 and 2007 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $1.4 million and $0.6 million of unrealized foreign currency exchange losses in the quarter and nine months ended September 30, 2008, respectively, and $0.4 million and $0.5 million of unrealized foreign currency exchange gains in the quarter and nine months ended September 30, 2007, respectively, which resulted primarily from fluctuations on our Euro and British Pound denominated assets.

In April 2008, the Company entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was $0.8 million at September 30, 2008, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a complete listing of our risk factors, refer to our 2007 Form 10-K filed with the Securities and Exchange Commission on March 10, 2008, and all subsequent filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million increase to the Company’s stock repurchase program that began in March 2006. The stock repurchase program, as amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock. The Company’s share purchase activity during the nine months ended September 30, 2008 is summarized in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs

January 1 – 31, 2008	362,100	$21.97	362,100	1,725,621

There were no shares purchased by the Company during the months of February through September 2008.

ITEM 6.	EXHIBITS.

Exhibit
Number		Exhibit Description

31	.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32	.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

November 7, 2008

/s/  Chand Khan
Chand Khan
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)