Form 10-K
period 2008-12-31
TAL International Group, Inc.
filed 2009-03-03
CIK 1331745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 001-32638
TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware	20-1796526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Manhattanville Road, Purchase, New York	10577-2135
(Address of principal executive office)	(Zip Code)

(914) 251-9000
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common stock, $0.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 32,712,437 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2008) was approximately $180,683,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2009, there were 32,152,977 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference

Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 30, 2009.

TAL International Group, Inc.

2008 Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “think,” “plan,” “will,” “should,” “intend,” “seek,” “potential” and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled “Risk Factors” in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented in this report.

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is www.talinternational.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

We have adopted a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics is posted on our website at http://www.talinternational.com/ within the Corporate Governance portion of the Investors section of our website.

Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

TAL International Group, Inc.
100 Manhattanville Road
Purchase, New York 10577
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (914) 251-9000

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

History

TAL International Group, Inc. (“TAL” or the “Company”) was formed on October 26, 2004, and commenced operations on November 4, 2004, when it acquired all of the outstanding capital stock of TAL International Container Corporation (“TAL International Corporation”) and Trans Ocean Ltd. (“Trans Ocean”) from TA Leasing Holding Co., Inc. (“the Acquisition”). Prior to the consummation of the Acquisition, TAL International Corporation and Trans Ocean were subsidiaries of an international insurance and finance company and provided long-term leases, service leases and finance leases, maritime equipment management services and subsequent sale of multiple types of intermodal equipment through a worldwide network of offices, third party depots and other facilities.

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

Equipment Leasing Segment

Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal equipment. We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 185 third-party container depot facilities in 37 countries as of December 31, 2008. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA CGM, NYK Line, Mediterranean Shipping Company and Maersk Line.

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

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases, and we classify such leases as either long-term or service leases, depending upon which features are more predominant.

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments’ contents and handling, and return the equipment to specified drop-off locations. As of December 31, 2008, 90% of our total fleet was on-hire to customers, with 54% of our fleet on long-term leases, 9% on finance leases, 18% on service leases and 9% on long-term leases whose fixed terms have expired. As of December 31, 2008, our long-term leases had an average remaining lease term of 38 months. In addition, 7% of our total fleet was available for lease and 3% was available for sale.

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

Equipment Trading Segment

Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container traders and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 37,000 twenty-foot equivalent units (TEU) of containers purchased for resale annually.

Total revenue for the equipment trading segment is primarily made up of equipment trading revenue, which represents the proceeds from sales of trading equipment. The profitability of this segment is largely driven by the volume of units purchased and sold, our per unit selling margin, and our direct operating and administrative expenses.

Industry Overview

According to Drewry Shipping Consultants Limited, as of December 2008, the container shipping industry generated over $250 billion in annual revenue. Containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies (“Clarkson”), worldwide containerized cargo volume grew in every year from 1981 through 2008, attaining a compound annual growth rate (“CAGR”) of 9.7% during that period. We believe that this historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, global containerized trade growth turned significantly negative in the fourth quarter of 2008, and our customers are projecting that trade volumes will be exceptionally weak in 2009, especially for dry containers. Many forecasters are projecting that global containerized trade volumes may shrink in 2009.

Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. According to Containerisation International, container lessors’ ownership was approximately 11.2 million TEU or 40.5% of the total worldwide container fleet of 27.6 million TEU as of mid-2008.

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

Operations

We operate our business through 20 worldwide offices located in 11 different countries as of December 31, 2008. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

Our fleet primarily consists of three types of equipment:

•	Dry Containers. A dry container is essentially a steel-constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8 1/2 or 9 1/2 feet tall. Dry containers are the least-expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

•	Refrigerated Containers. Refrigerated containers include an integrated cooling machine and an insulated container, come in lengths of 20 or 40 feet, and are 8 feet wide, and either 8 1/2 or 9 1/2 feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.

•	Special Containers. Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift through the doors of a standard container.

Over the last few years, we have added three equipment types to our fleet:

•	Tank Containers. Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames, with the same outside dimensions as 20 foot dry containers. They carry bulk liquids such as chemicals.

•	Chassis. An intermodal chassis is a rectangular, wheeled steel frame, generally 23 1/2, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers domestically. Longer sized chassis, designed solely to accommodate domestic containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

•	Port Equipment. We finance container cranes, reach stackers and related equipment. We believe that the financing of such equipment is a natural extension of our equipment leasing business.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2008, 54% of our containers and chassis were on-hire under long-term operating leases. As of December 31, 2008, our long-term leases had an average remaining duration of 38 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2008, 9% of our containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

Some of our long-term leases give our customers Early Termination Options (“ETOs”). If exercised, ETOs allow customers to return equipment prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically rarely been exercised.

Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2008, 18% of our containers and chassis were on-hire under service leases and this equipment has been on-hire for an average of 47 months.

Finance Leases.  Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2008, approximately 9% of our containers and chassis were on-hire under finance leases.

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

Our master lease agreements generally require the lessees to pay rentals, depot charges, taxes and other charges when due, to maintain the equipment in good condition and repair, to return the equipment in good condition in accordance with the return condition set forth in the master lease agreement, to use the equipment in compliance with all federal, state, local and foreign laws, and to pay us for the value of the equipment as determined by us if the equipment is lost or destroyed. The default clause gives us certain legal remedies in the event that the lessee is in breach of the lease.

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

Logistics Management, Re-leasing, Depot Management and Equipment Disposals.  We believe that managing the period after our equipments’ first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

Logistics Management.  Since the Asian financial crisis in the late 1990’s, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. For several years after the Asian financial crisis, the return of large numbers of containers to North America and Europe reduced utilization for TAL and the rest of the leasing industry and significantly increased container positioning costs as leasing companies were forced to ship empty containers back to high container demand areas in Asia. In the aftermath of the Asian financial crisis, we embarked on a program to reduce logistical and utilization risk by increasing the percentage of our containers on long-term leases or finance leases and restricting the ability of our customers to return containers outside of Asian demand locations.

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

Depot Management.  As of December 31, 2008, we managed our equipment fleet through 185 third-party owned and operated depot facilities located in 37 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also periodically visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

We have sold over 71,000 TEU of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenue, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

Equipment Trading.  We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from many of our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, cost paid for equipment sold and selling and administrative costs. We have sold approximately 37,000 TEU of containers purchased from third parties for resale on average over the last five years.

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

Environmental

We may be subject to environmental liability in connection with our current or historical operations that could adversely affect our business and financial prospects despite insurance coverage, terms of leases and other arrangements for use of the containers that place the responsibility for environmental liability on the end user. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. We have not yet experienced any such claims, although we cannot assure you that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Our lessees are required to indemnify us from such claims. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure you that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Less than 1% of our refrigerated containers still use CFC refrigerants. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC’s, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. The European Union regulations do not restrict the use of R134A in refrigerated containers or trailers, though we are continuing to monitor regulatory developments. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses.

An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs which will limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the 13-15 year life of a dry container and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher.

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

Customers

We believe that we have strong, long standing relationships with our largest customers, most of whom we have had a relationship with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 76% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenue that comes from our largest customers. Our five largest customers accounted for approximately 48% of our 2008 leasing revenues. Our largest customer is APL-NOL, which accounted for approximately 15% of our leasing revenues in 2008, and 18% in 2007 and 2006. CMA CGM accounted for approximately 12% of our leasing revenue in 2008. No other customer exceeded 10% of our leasing revenues in 2008, 2007 or 2006. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

Currency

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses are denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies; and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

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

Suppliers

We have long relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are four large manufacturers of dry and special containers and three large manufacturers of refrigerated containers. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

We compete with approximately ten other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

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

Employees

As of December 31, 2008, we employed approximately 200 people, in 20 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.	RISK FACTORS

Container leasing demand is affected by numerous market factors as well as external political and economic events that are beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ “lease vs. buy” decisions. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements.

In 2008, the rate of global economic growth slowed significantly causing global containerized trade growth to decrease. Economic forecasts indicate that the global economy will be exceptionally weak in 2009, and some forecasters are predicting that global containerized trade volumes may shrink in 2009 for the first time ever. Weak or negative trade growth in 2009 is likely to lead to a decrease in leasing demand and a decrease in our container utilization, downward pressure on our leasing rates, a decrease in leasing revenue and an increase in container operating costs (such as storage and positioning). To the extent that weak or negative trade growth leads to an excess worldwide supply of containers and reduced demand for purchases of used containers, it is also likely that our used container disposal prices will decrease. All of these factors can have a large negative impact on our growth rate and financial performance.

In previous economic downturns, such as those that occurred in 2001 and 2002, we experienced many of the adverse effects described above. Many forecasters are predicting that the economic and global trade downturn will be significantly more severe in 2009 than it was in previous periods of weakness.

Other general factors affecting demand for leased containers, container utilization and per diem rental rates include:

•	the available supply and prices of new and used containers;

•	changes in the operating efficiency of our customers, economic conditions and competitive pressures in the shipping industry;

•	the availability and terms of equipment financing for our customers;

•	fluctuations in interest rates and foreign currency values;

•	import/export tariffs and restrictions;

•	customs procedures;

•	foreign exchange controls and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.

Any of the aforementioned factors may have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in 2005 the inventory of new containers held at container factories by leasing companies and shipping lines increased substantially despite continued growth in the volume of world trade. We believe that this container inventory build-up was mainly caused by our customers achieving improved container operating efficiency in 2005 due to an unexpected reduction in port and rail congestion relative to the significant congestion problems that were experienced in 2004. The build-up of container inventories in Asia by our customers reduced our volume of leasing transactions in 2005 and caused our container utilization to decrease. Additionally, as a result of the build-up of inventories of new equipment, we reduced our container orders for the third and fourth quarters of 2005.

Equipment prices and lease rates may decrease.

Lease rates depend on the type and length of the lease, the type, age and location of the equipment, competition, and other factors more fully discussed below. Container lease rates also move with the fluctuations in prices for new containers. Because steel is the major component used in the construction of new containers, the price for new containers, as well as prevailing container lease rates, are both highly correlated with the price of steel.

A decrease in market leasing rates impacts both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. As a result, during periods of low lease rates, the average lease rate we receive for our containers is negatively impacted by both the addition of new containers at low lease rates as well as the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. For example, new container prices and lease rates decreased in the late 1990’s, because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas with lower labor costs in mainland China. During this time, our average lease rates, leasing revenue and profitability declined rapidly due to lease rate decreases on our existing containers.

Container prices and market leasing rates have varied widely over the past five years. Container prices and market lease rates increased by over 40% from the middle of 2003 to the middle of 2005 primarily due to an increase in the price of steel in China, while during the second half of 2005 container prices and market leasing rates decreased significantly primarily due to reductions in the cost of steel in China. Container prices increased in the second quarter of 2006 and continued to increase through the second quarter of 2008. During the second half of 2008, steel and container prices and market lease rates decreased rapidly due to the global economic slowdown and the resulting decrease in demand for steel.

Leasing rates can also be negatively impacted by an excess supply of containers due to a decrease in global trade growth, the entrance of new leasing companies, overproduction of new containers by factories and over-buying of new containers by shipping lines and leasing competitors. During the fourth quarter of 2008, the inventory of containers in Asia increased significantly primarily due to a decrease in the volume of containerized exports from China. An excess supply of leasing company and shipping line owned containers in Asia will depress market leasing rates as long as the over-stock situation continues. In addition, a number of new leasing companies have commenced operations during the last several years, and competition for new container leases has been very aggressive.

In addition, our lease rates may not increase when container prices increase. In 2006, our average leasing rates decreased throughout the year despite relatively high container prices. The decrease in average leasing rates was mainly the result of lease renegotiations in which we offered several customers reduced lease rates in return for extensions of leases covering older containers.

If recent economic and trade trends continue, our lease rates in 2009 will decrease due to low steel and new container prices, low or negative containerized trade growth, weak leasing demand, an excess supply of containers and aggressive competition by leasing companies to capture the limited number of leasing opportunities that are likely to be available.

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.

Our containers and chassis are leased to numerous customers. Rent and other charges, as well as indemnification for damage to or loss of our equipment, are payable under the leases and other arrangements by the lessees. Inherent in the nature of the leases and other arrangements for use of the equipment is the risk that once the lease is consummated, we may not receive, or may experience delay in realizing, all of the amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt.

The cash flow from our equipment, principally lease rentals, management fees and proceeds from the sale of owned equipment, is affected significantly by our ability to collect payments under leases and other arrangements for the use of the equipment and our ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and performance by lessees and service providers that are beyond our control.

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

In 2008 we experienced an increase in lessee defaults, and it is likely that the number and size of customer defaults may increase in 2009 if economic conditions and global trade growth remain weak. In general, the profitability of our shipping line customers deteriorated significantly in 2008 due to decreasing freight rates caused by excess vessel capacity. Excess vessel capacity developed in 2008 and is likely to persist for several years due to the combination of large vessel deliveries planned for the next several years and a decrease in the rate of global containerized trade growth. In addition, the ongoing financial crisis makes lessee defaults more likely since shipping lines may face difficulty in arranging financing for their committed vessel purchases and any operating losses they may incur. Due to these factors, many industry observers believe that numerous small and mid-size shipping lines will cease operation in 2009 and believe that there is a reasonable likelihood that one or more major shipping lines could face serious financial problems.

Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. These reserves are based on our historical experience and are currently at low levels, mainly due to the relatively low level of defaults we have experienced in recent years. However, future defaults may be material and any such future defaults could have a material adverse effect on our business condition and financial prospects.

Used container selling prices may decrease leading to lower gains or potentially large losses on the disposal of our equipment.

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

From 1999 through 2003 our average sale prices for used containers were very low due to low prices for new containers and an extreme over-supply of used containers in North America and Europe following the Asia crisis. We recorded large losses on the disposal of our equipment during these years. Used container selling prices have generally been at historically high levels from 2005-2008, resulting in substantial gains on the disposal of our equipment, due to the increased cost of new containers, a high rate of containerized trade growth and the resulting limited amount of idle container inventories.

Market conditions for used equipment in 2009 look substantially worse than they have in recent years. Steel and new container prices have decreased significantly since peaking in the second quarter of 2008, a sharp decrease in containerized trade volumes in the fourth quarter of 2008 has led to rapid growth in the number of idle containers worldwide, and it seems likely that used container prices will decrease in 2009 if market conditions do not improve. A significant decrease in used container selling prices in 2009 could result in net disposal losses and significantly reduce our profitability.

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

If we are unable to finance capital expenditures, our business and growth plans will be adversely affected.

We periodically make capital investments to, among other things, maintain and expand our container fleet. Since 2006, we have relied on our asset securitization warehouse facility and our Asset Backed Credit facility to finance the majority of our new container investments. However, financing has become scarcer and more expensive due to the ongoing financial crisis. While we are seeking to add commitments to our Asset Backed Credit facility or obtain other suitable financing, the disruptions in the capital markets have continued to become more severe. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, we will not be able to invest in our fleet to maintain our historical growth rate and our profitability will decrease. Even if we are successful in securing additional financial commitments, we expect that our effective interest rates will increase. Furthermore, there can be no assurance that we will continue to be able to finance our capital expenditures in future years, especially if the current disruptions in the capital markets persist, and, if we are unable to do so, our future growth rate and profitability will decrease.

We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service obligations which could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2008, we had outstanding indebtedness of approximately $1.25 billion under our asset backed securities program and our other credit facilities. In addition, we have capital lease obligations in the amount of $92.1 million. Our interest and debt expense for the fiscal year ended December 31, 2008 was approximately $65.0 million. As of December 31, 2008, our total net debt (total debt plus equipment purchases payable less unrestricted cash) to total revenue earning assets was 76%.

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

We will require a significant amount of cash to service and repay our outstanding indebtedness and fund future capital expenditures. Our ability to generate cash depends on many factors beyond our control.

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

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenue, increased storage costs and increased positioning costs.

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

While the percentage of leased containers has been fairly steady historically, this percentage has been decreasing over the last few years, with the percentage of leased containers decreasing from 46% in 2004 to 40% in 2008, according to Containerisation International. We believe that increased share of containers owned directly by the shipping lines is the result of the improved financial performance, increased operating scale and improved information systems of our customers, which make it easier for our customers to finance and deploy new container purchases efficiently. We expect many of these factors to continue.

We are dependent upon continued demand from our large customer and any. default or significant reduction of orders from any of our large customers, and especially our single largest customer, could have a material adverse effect on our business, financial condition and future prospects.

Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 48% of our leasing revenues for our 2008 fiscal year, with our single largest customer representing approximately 15% during such period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenue that comes from our largest customers. The loss, default or significant reduction of orders from any of our large customers, and especially our single largest customer, could have a material adverse effect on our business, financial condition and future prospects.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with approximately ten other major leasing companies, many smaller lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

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

In 2008, the success of our recovery efforts for defaulted leases was hampered by undeveloped creditor protections and legal systems in a number of countries. In 2008, we experienced an increase in average recovery costs per unit and a decrease in the percentage of containers recovered in default situations primarily due to excessive charges applied to our containers by the depot or terminal facilities that had been storing the containers for the defaulted lessee. In these cases, the payments demanded by the depot or terminal operators often significantly exceeded the amount of storage costs that we would reasonably expect to pay for the release of the containers. However, our legal remedies were limited in many of the jurisdictions where the containers were being stored, and we were sometimes forced to accept the excessive storage charges to gain control of our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are being stored in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and our profitability significantly reduced.

The age of our container fleet may become a competitive disadvantage.

As of December 31, 2008, the average age of the containers in our fleet was 7.1 years. We believe that the average age of most of our competitors’ container fleets is lower than the average age of our fleet, and customers generally have a preference for younger containers. Historically, we have been successful in marketing our older equipment by positioning older containers to areas where demand is very strong, offering incentives for customers to extend containers on lease, and providing greater drop-off location flexibility for containers approaching sale age. However, our marketing strategies for older containers may not continue to be successful, particularly if demand for containers continues to decrease.

The age of our fleet may result in an increase in disposals of equipment and result in a reduction of lease revenue if we are unable to purchase and lease similar volumes of equipment.

As of December 31, 2008, the average age of the containers in our fleet was 7.1 years. A large portion of our fleet was acquired in the mid-1990’s and is on leases which take the units to the end of their serviceable life in marine transport. Upon redelivery, this equipment is likely to be disposed. From 2004 through 2008, we sold on average approximately 7% of our equipment leasing fleet containers annually. Due to the significant portion of older containers in our fleet, we expect that our disposal rate will increase for several years beginning in 2009. If we are unable to purchase and lease the volumes of equipment necessary to replace the units sold, our revenue could decrease.

Changes in market price, availability or transportation costs of containers in China could adversely affect our ability to maintain our supply of containers.

China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based in China. In addition, over the last several years, there has been a consolidation in the container manufacturing industry, resulting in two manufacturers controlling approximately 65% of the market. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from the factory locations in China to the locations where they are needed by our customers, because of further consolidation among container suppliers, a dispute with one of our manufacturers, changes in trade patterns, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

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

We are dependent on third party depot operators to repair and store our equipment in port areas throughout the world. In many locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, local communities are considering increasing restrictions on the depot operations which would increase their costs and in some cases force depots to relocate to sites further from the port areas. If these changes affect a large number of our depots it could significantly increase the cost of maintaining and storing our off-hire containers.

In addition, due to the reduction in cargo volumes, depots in several major port locations are becoming full. Therefore, it may become more difficult and expensive to store our containers.

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

The efficient operation of our business is highly dependent on two of our information technology systems: our equipment tracking and billing system and our customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as container pick-ups and drop-offs, repairs, and to bill our customers for the use and damage to our equipment. We also use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

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

The international nature of the container industry exposes us to numerous risks

We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury Sanctions Regulations regarding doing business in or with certain nations and specially designated nationals (SDNs).

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury sanctions regulations restricting or prohibiting business dealings in or with certain nations and with certain specially designated nationals (individuals and legal entities). Any determination that we have violated such Executive Orders and U.S. Treasury sanctions regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur increased costs associated with the implementation of new security regulations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping containers, our competitors may adopt such products or our customers may require that we adopt such products in the conduct of our container leasing business. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Terrorist attacks could negatively impact our operations and our profitability and may expose us to liability and reputational damage.

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

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes one of our containers.

Environmental liability may adversely affect our business and financial situation.

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. We have not yet experienced any such claims, although we cannot assure you that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure you that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds (“CFCs”) due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC’s, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of 134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower prices in the market for used containers once we retire these containers from our fleet.

An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the 13-15 year life of a dry container and if they cannot perform as well as the hardwoods have historically the future repair and operating costs for these containers could be significantly higher.

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

Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees’ and depots’ insurance or indemnities and our insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive for us and our customers and such insurance may not continue to be available.

We also maintain director and officer liability insurance. Potential new accounting standards and new corporate governance regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain increased levels of coverage or it may not continue to be available.

We could become subject to additional risks associated with financing of port equipment, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are a “controlled company” within the meaning established by the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Resolute Fund, L.P., its affiliated funds and the other parties to a shareholders agreement among the investors who acquired our company in November 2004, management and certain of our other shareholders, as a group, control a majority of our outstanding common stock, and, as a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a “controlled company” is exempt from complying with certain corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors and (3) the requirement that we have a compensation committee that is composed entirely of independent directors. As a result, our board of directors does not consist of a majority of independent directors nor does our board of directors have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our strategy to selectively pursue complementary acquisitions and joint ventures may present unforeseen integration obstacles or costs.

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

The trading price of our common shares is likely to be subject to wide fluctuations. Factors affecting the trading price of our common shares may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common stock by us and our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	our failure to timely address changing customer preferences;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.

Adverse changes in business conditions could negatively impact our income tax provision or cash payments.

Our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require us to record a charge against earnings, in the form of a valuation allowance, if it is determined it is more-likely-than-not that some or all of the loss carryforwards will not be realized.

In addition, under certain conditions, if our future investment in new container and chassis operating leases is significantly less than estimated, we may fail to benefit from future accelerated depreciation for income tax purposes. If this occurs we could pay significant income taxes sooner than we currently project.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Office Locations.  As of December 31, 2008, our employees are located in 20 offices in 11 different countries. We have 8 offices in the U.S. including our headquarters in Purchase, New York. We have 12 offices outside the U.S. We lease all of our office space.

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

No matters were submitted to a vote of security holders of TAL International Group, Inc. during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol “TAL” since October 12, 2005. Prior to that time, there was no public market for our common stock.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2008 and 2007.

	High	Low

2008:
Fourth Quarter	$20.82	$8.00
Third Quarter	$26.96	$20.06
Second Quarter	$28.35	$22.51
First Quarter	$25.26	$19.78
2007:
Fourth Quarter	$25.46	$20.96
Third Quarter	$30.28	$22.62
Second Quarter	$30.75	$23.94
First Quarter	$27.89	$22.75

On February 20, 2009, the closing price of a share of our common stock was $8.38, as reported on the New York Stock Exchange. On that date, there were approximately 51 holders of record of the common stock and approximately 4,895 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from October 12, 2005 (the date our common stock began trading) to December 31, 2008. The graph assumes the investment of $100 as of October 12, 2005 and the reinvestment of all dividends.

Comparison of Cumulative Total Return

		Years Ended
	Base Period
Company/Index	10/12/05	12/31/05	12/31/06	12/31/07	12/31/08
TAL International Group, Inc.	$100	$114.72	$151.18	$136.68	$92.01

S&P 500 Index	100	106.52	123.34	130.12	81.98

Russell 2000 Index	100	108.62	128.58	126.56	83.80

Dividends

We paid the following quarterly dividends during the years ended December 31, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
November 6, 2007	December 10, 2007	$12.5 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Beginning in the first quarter of 2009, we reduced our quarterly cash dividend to $0.01 per share. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital requirements, and financial condition.

Stock Repurchase Program

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million share increase to our stock repurchase program that began in March 2006. The stock repurchase program, as now amended, authorizes us to repurchase up to 2.5 million shares of our common stock.

Our share purchase activity during the year ended December 31, 2008 is summarized in the following table:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1 — 31, 2008	362,100	$21.97	362,100	1,725,621
November 1 — 30, 2008	73,200	$10.06	73,200	1,652,421
December 1 — 31, 2008	207,900	$10.89	207,900	1,444,521

There were no shares purchased by us during the months of February through October 2008.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference from our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on April 30, 2009, which proxy statement will be filed with the SEC within 120 days of the close of our fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. (the “Successor”) and Trans Ocean and certain operations of TAL International Container Corporation on a combined basis (collectively, the “Predecessor”). The selected historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal years ended December 31, 2008, 2007, 2006 and 2005 and for the two months ended December 31, 2004 were derived from the Successor’s audited consolidated financial statements and related notes. The selected historical combined consolidated statement of operations data, balance sheet data and other financial data for the ten months ended October 31, 2004 were derived from the Predecessor’s audited combined consolidated financial statements and related notes. The historical results are not necessarily indicative of the results to be expected in any future period.

All actual common share and per share data have been adjusted to retroactively reflect the 101.5052-to-1 stock split that occurred on October 5, 2005.

	Successor					Predecessor
					Two Months	Ten Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	October 31,
	2008	2007	2006	2005	2004	2004

Statement of Operations Data:
Leasing revenues	$319,292	$286,273	$273,157	$287,218	$48,365	$242,963
Equipment trading revenue	95,394	49,214	23,665	24,244	1,713	9,641
Management fee income	3,136	5,475	6,454	6,482	1,071	6,046
Other revenues	2,170	2,303	2,301	2,383	313	2,858

Total revenues	419,992	343,265	305,577	320,327	51,462	261,508

Equipment trading expenses	84,216	43,920	21,863	21,715	1,503	8,573
Direct operating expenses	28,678	28,644	25,935	27,773	5,474	26,531
Administrative expenses	46,154	39,843	36,950	39,428	6,315	28,339
Depreciation and amortization	110,450	101,670	103,849	115,138	19,769	119,449
Provision (reversal) for doubtful accounts	4,446	700	(526)	559	225	300
Net (gain) loss on sale of leasing equipment	(23,534)	(12,119)	(6,242)	(9,665)	(126)	3,325
Net (gain) on sale of container portfolios	(2,789)	—	—	—	—	—
Write-off of deferred financing costs(1)	250	204	2,367	43,503	—	—
Interest and debt expense(2)	64,983	52,129	47,578	72,379	13,185	22,181
(Gain) on debt extinguishment(3)	(23,772)	—	—	—	—	—
Unrealized loss (gain) on interest rate swaps(4)	76,047	27,883	8,282	(12,499)	(2,432)	—
Management fees and other Parent Company charges(5)	—	—	—	4,878	—	28,360

Total expenses	365,129	282,874	240,056	303,209	43,913	237,058

Income before income taxes	54,863	60,391	65,521	17,118	7,549	24,450
Income tax expense	19,067	21,600	23,388	7,446	2,680	8,926

Net income	35,796	38,791	42,133	9,672	4,869	$15,524

Preferred stock dividends and accretion to redemption value	—	—	—	(19,868)	(8,410)

Net income (loss) applicable to common stockholders	$35,796	$38,791	$42,133	$(10,196)	$(3,541)

Earnings (Loss) Per Share Data:
Basic income (loss) per share applicable to common stockholders	$1.10	$1.17	$1.28	$(0.68)	$(0.35)	N/A
Diluted income (loss) per share applicable to common stockholders	$1.09	$1.16	$1.26	$(0.68)	$(0.35)	N/A
Weighted average common shares outstanding:						N/A
Basic	32,572,901	33,183,252	32,987,077	14,912,242	10,150,506	N/A
Diluted	32,693,320	33,369,958	33,430,438	14,912,242	10,150,506	N/A
Cash dividends paid per common share	$1.61	$1.43	$0.45	—	—	—

(1)	Write-off of deferred financing costs in 2005 of $43.5 million was due to refinancing and repayment of various debt facilities in 2005.

(2)	Interest and debt expense in 2005 of $72.4 million was the result of changes in our capital structure resulting from the Acquisition, which increased debt levels and effective interest rates.

(3)	Gain on debt extinguishment of $23.8 million for the year ended December 31, 2008 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

(4)	Unrealized gains and losses on interest rate swaps are primarily due to changes in interest rates. The swaps were designated as hedges during the period from November 2005 to April 2006. For all other periods, changes in fair value of the swaps were recorded to the statement of operations.

(5)	Management fees of $4.9 million in 2005 payable pursuant to certain management agreements were terminated upon completion of the initial public offering in October 2005. Parent Company charges of $28.4 million in 2004 consisted primarily of long-term incentive and termination payments that were triggered by the sale of TAL and TAL’s sister divisions in 2004.

	Successor					Predecessor
					Two Months	Ten Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	October 31,
	2008	2007	2006	2005	2004	2004

Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$56,958	$70,695	$58,167	$27,259	$16,424
Accounts receivable, net	42,335	41,637	39,318	36,470	35,014
Revenue earning assets, net	1,764,522	1,500,056	1,253,877	1,135,026	1,128,263
Total assets	1,955,498	1,705,887	1,455,663	1,304,268	1,319,639
Total debt	1,351,036	1,174,654	958,317	872,627	1,072,000
Redeemable preferred stock	—	—	—	—	203,738
Redeemable common stock	—	—	—	—	3
Stockholders’ equity (deficit)/ owners’ net investment	364,471	393,477	398,750	379,967	(3,427)
Other Financial Data:
Capital expenditures	$492,635	$392,883	$253,340	$186,133	$29,775	$261,183
Proceeds from sale of equipment leasing fleet, net of selling costs	83,956	63,006	58,462	90,481	9,721	46,898
Selected Fleet Data(1):
Dry container units(2)	640,838	576,887	547,172	523,533	538,390	540,428
Refrigerated container units(2)	37,740	37,511	35,038	35,631	35,851	35,706
Special container units(2)	50,893	45,668	42,183	43,414	46,797	47,363
Trader(2)	16,735	14,583	8,815	10,123	5,531	5,199
Chassis(2)	8,796	7,955	6,579	1,210	—	—
Tank container units(2)	1,319	110	—	—	—	—

Total container units/chassis(2)	756,321	682,714	639,787	613,911	626,569	628,696

Total containers/chassis in TEU(2)	1,224,452	1,111,164	1,037,323	988,295	1,002,391	1,002,469
Average utilization%	91.1%	91.3%	90.8%	90.7%	92.8%	92.5%

(1)	Includes our operating fleet (which is comprised of our owned and managed fleet) plus certain other units including finance leases.

(2)	Calculated as of the end of the relevant period.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” as discussed elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2008, our total fleet consisted of 756,321 containers and chassis, including 33,539 containers under management for third parties, representing 1,224,452 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 20 offices in 11 countries and 185 third party container depot facilities in 37 countries as of December 31, 2008. Our customers are among the world’s largest shipping lines and include, among others, APL-NOL, CMA CGM, NYK Line, Mediterranean Shipping Company and Maersk Line. For the year ended December 31, 2008, our twenty largest customers accounted for 76% of our leasing revenue, our five largest customers accounted for 48% of our leasing revenues, and our largest customer accounted for 15% of our leasing revenues.

We lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are used for the transportation of containers domestically via rail and roads, and tank containers, which are used to transport bulk liquid products such as chemicals. We also finance port equipment, which includes container cranes, reach stackers and other related equipment. We believe that these additional equipment types represent natural extensions for our business.

As of December 31, 2008, dry, refrigerated and special containers represented approximately 85%, 5% and 7% of our total fleet on a unit basis, respectively. Our chassis equipment, which was first purchased in the fourth quarter of 2005, represented 1% of our fleet on a unit basis as of December 31, 2008. Our Equipment trading fleet represents approximately 2% of our total fleet.

For the fiscal year 2008, dry, refrigerated and special containers represented approximately 60%, 26% and 12% of our leasing revenues, respectively. Our chassis represented approximately 2% of our leasing revenues during 2008.

Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells containers and chassis acquired from third parties.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU’s):

	Equipment Fleet in Units
	December 31, 2008			December 31, 2007			December 31, 2006
	Owned	Managed	Total	Owned	Managed*	Total	Owned	Managed	Total

Dry	610,759	30,079	640,838	549,800	27,087	576,887	492,497	54,675	547,172
Refrigerated	37,119	621	37,740	36,650	861	37,511	33,990	1,048	35,038
Special	48,054	2,839	50,893	42,049	3,619	45,668	27,418	14,765	42,183
Tank	1,319	—	1,319	110	—	110	—	—	—
Chassis	8,796	—	8,796	7,955	—	7,955	6,579	—	6,579

Equipment leasing fleet	706,047	33,539	739,586	636,564	31,567	668,131	560,484	70,488	630,972
Equipment trading fleet	16,735	—	16,735	14,583	—	14,583	8,815	—	8,815

Total	722,782	33,539	756,321	651,147	31,567	682,714	569,299	70,488	639,787

Percentage	95.6%	4.4%	100.0%	95.4%	4.6%	100.0%	89.0%	11.0%	100.0%

	Equipment Fleet in TEU’s
	December 31, 2008			December 31, 2007			December 31, 2006
	Owned	Managed	Total	Owned	Managed*	Total	Owned	Managed	Total

Dry	968,772	53,692	1,022,464	886,816	47,315	934,131	787,687	93,525	881,212
Refrigerated	68,270	1,022	69,292	66,625	1,436	68,061	61,208	1,652	62,860
Special	82,322	4,624	86,946	69,544	6,023	75,567	43,449	24,495	67,944
Tank	1,369	—	1,369	110	—	110	—	—	—
Chassis	15,645	—	15,645	13,924	—	13,924	11,508	—	11,508

Equipment leasing fleet	1,136,378	59,338	1,195,716	1,037,019	54,774	1,091,793	903,852	119,672	1,023,524
Equipment trading fleet	28,736	—	28,736	19,371	—	19,371	13,799	—	13,799

Total	1,165,114	59,338	1,224,452	1,056,390	54,774	1,111,164	917,651	119,672	1,037,323

Percentage	95.2%	4.8%	100.0%	95.1%	4.9%	100.0%	88.5%	11.5%	100.0%

*	The decrease in our managed equipment fleet from December 31, 2006 to December 31, 2007 is due primarily to our purchase of approximately 34,000 units, or approximately 57,000 TEU of managed containers from the third party owner in October 2007 which are included in our owned equipment fleet as of December 31, 2007.

We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features are more predominant.

As of December 31, 2008, approximately 90% of our containers and chassis were on-hire to customers, with approximately 54% of our equipment on long-term leases, approximately 9% on finance leases,

approximately 18% on service leases and approximately 9% on long-term leases whose fixed terms have expired. In addition, approximately 7% of our fleet was available for lease and approximately 3% was available for sale.

The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

	December 31,	Sept 30,	June 30,	March 31,	December 31,	December 31,
Lease Portfolio	2008	2008	2008	2008	2007	2006

Long-term leases	54.3%	50.7%	48.7%	48.4%	54.0%	56.7%
Finance leases	8.9	10.4	10.2	9.8	9.9	8.2
Service leases	18.3	20.7	21.6	22.0	21.7	21.9
Expired long-term leases (units on hire)	8.5	10.9	11.2	9.0	6.0	6.7

Total leased	90.0	92.7	91.7	89.2	91.6	93.5
Used units available for lease	4.3	2.0	2.1	2.9	2.8	3.1
New units not yet leased	2.5	3.2	3.9	5.1	3.0	1.3
Available for sale	3.2	2.1	2.3	2.8	2.6	2.1

Total fleet	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Performance

Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities. Our profitability for the year ended December 31, 2008 was supported by the growth of our container fleet, increased utilization in all of our major product lines, exceptional gains on the sale of our used containers, and strong sales margins from our equipment trading activity. Additionally, we concluded several container portfolio sales for which we realized gains.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue is also impacted by the mix of leases in our portfolio.

During 2008, our owned container fleet increased 10.3% on a TEU basis to 1.165 million owned TEU. As of December 31, 2008, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.8 billion, an increase of approximately $265 million, or 17.6%, over December 31, 2007. Our revenue earning asset growth has been higher on a dollar basis than our fleet growth has been on a TEU basis due to our large purchases of refrigerated containers, special containers and tank containers, which are more expensive than dry containers on a per TEU basis. In addition, the growth of our fleet has decreased the average age and increased the average net book value of the units in our owned fleet.

In 2008, excluding equipment trading units purchased for resale, we purchased approximately 195,000 TEU of new equipment for approximately $490.0 million including a purchase lease-back transaction with one of our largest customers in the fourth quarter of 2008. In this transaction, we purchased approximately 53,000 TEU of in-service equipment for approximately $80.0 million and leased the equipment back to the customer on long-term lease. Leasing demand for containers and the utilization of our fleet for most of 2008 was supported by continued worldwide containerized trade growth and reduced direct container purchases by our shipping line customers due to the high cost of new containers and the increased scarcity of capital.

Looking forward, we expect that our purchases of new leasing equipment will decrease significantly in 2009. Global containerized trade growth turned negative in the fourth quarter of 2008, and our customers are projecting that trade volumes will be exceptionally weak in 2009, especially for dry containers. As a result, we expect new dry container purchases for shipping lines and leasing companies to be unusually low in 2009. However, we expect to continue to invest in new refrigerated and special containers as conditions warrant and we will seek further opportunities for purchase lease-back transactions for containers currently in service with our shipping line customers.

In 2008 we sold approximately 78,000 TEU of our older containers, excluding containers purchased for resale. Over the last three years, our disposal of older containers has averaged approximately 70,000 TEU per year, which represents an average of approximately 7% of our equipment leasing fleet at the beginning of each year. This 7% annual disposal rate is close to our theoretical steady-state disposal rate given the 12-14 year expected useful life of our containers. However, based on the age profile of our existing fleet, scheduled lease expirations and the prospects for decreased leasing demand due to reduced trade growth, we expect our rate of disposals will increase in 2009 and remain elevated before decreasing several years thereafter. A disproportionately large share of our containers were produced before 1997 since we invested in a relatively small number of containers from 1997 through 2003. We expect that we will sell most of the pre-1997 units over the next several years. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container purchases.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

	Year Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
Average Utilization(1)	December 31,	December 31,	September 30,	June 30,	March 31,

2008	91.1%	91.6%	92.0%	90.7%	90.1%
2007	91.3%	91.9%	91.0%	90.3%	92.1%
2006	90.8%	93.0%	91.0%	89.8%	88.7%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

Ending Utilization	December 31,	September 30,	June 30,	March 31,

2008	90.0%	92.7%	91.7%	89.2%
2007	91.6%	92.4%	89.7%	90.8%
2006	93.5%	92.5%	90.9%	88.7%

Ending Utilization (Excluding
New Units not yet Leased)	December 31,	September 30,	June 30,	March 31,

2008	92.4%	95.8%	95.4%	94.0%
2007	94.4%	95.5%	94.8%	93.9%
2006	95.0%	94.2%	92.7%	90.9%

Utilization of our container fleet was relatively high throughout 2008. Our average utilization decreased 0.2% from 91.3% for the year ended December 31, 2007 to 91.1% for the year ended December 31, 2008, while utilization of our containers excluding off-hire new units was fairly steady and quite strong throughout 2008 in the range of 93% to 96%. Utilization for our dry containers was supported during the first three quarters of 2008 by strong cargo growth, limited direct purchasing of new containers by our shipping line customers, a low volume of drop-offs, enhanced logistical protections in our lease contracts, high prices for new containers and the strong used container sale market. Our utilization was also supported by the large percentage of our dry containers on long-term lease and finance lease.

However, in the fourth quarter of 2008, our utilization began to decrease, particularly for dry containers. In the fourth quarter, global trade growth turned significantly negative causing our customers to significantly increase their rate of dry container drop-offs and significantly reduced their rate of container pick-ups. Our dry container utilization typically decreases in the fourth quarter due to the end of the summer peak season, but the decrease in the fourth quarter of 2008 was larger than usual. We expect dry container off-hires to remain high and dry container pick-ups low, and expect utilization to continue to decrease as long as containerized trade growth remains unusually weak.

Leasing demand for our refrigerated containers was relatively strong, though seasonal, in 2008. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 26% of our leasing revenue. We achieved solid on-hire and utilization growth early in the year during the 2007/2008 winter peak season and late in the year at the start of the 2008/2009 winter peak season. Demand during the typically slow summer season for refrigerated containers was light. While we expect that demand for refrigerated containers will be negatively impacted by the global recession in 2009, the impact on refrigerated containers has not yet been as severe as it has been for dry containers.

Leasing demand and utilization for our special containers was strong throughout 2008, while leasing demand for chassis was weak during most of the year due to the combination of chassis operating efficiency gains through a greater use of chassis pools and a slowdown in the growth of the Asia to North America trade. We expect the market conditions for chassis to remain weak in 2009.

Average lease rates for our dry container product line in 2008 stayed relatively flat compared to the average lease rates in 2007. We experienced an increase in dry container lease rates during the third and fourth quarters of 2008, relative to the average levels during the same periods in 2007. New dry container prices rose during the first nine months of 2008 to a peak of $2,600 for a 20’ dry container, and then declined in the last three months of 2008 to under $2,000 due to decreasing steel prices in China. While we do not expect to purchase large numbers of new dry containers during the first two quarters of 2009, it is likely that our per diem rates will be negatively impacted by lower steel and new containers prices, a build-up of idle shipping line and leasing company containers in Asia, and aggressive leasing company competition due to the sharp economic contraction and the decrease in trade volumes the market has been experiencing since November 2008.

Average lease rates for refrigerated containers in 2008 decreased by 1.3% compared to 2007, and declined slightly from the third to fourth quarters of 2008. Market leasing rates for new refrigerated containers are still below our portfolio average rates.

Average lease rates for special containers increased 2.6% during 2008 compared to 2007, reflecting increased prices for special containers and strong leasing demand.

During the third quarter of 2008, we concluded the sale of several small container portfolios. The containers included in these portfolio sales were generally younger containers on long-term leases with our shipping lines customers, and we will continue to be involved with and receive fees for collections and other management services. These portfolios sales were mainly undertaken to expand our network of third-party container investors, diversify our funding sources and manage our customer concentrations. We received total proceeds of $40.5 million for the portfolio sales and recorded gains of approximately $2.8 million.

For the year ended December 31, 2008, we recognized a $23.5 million gain on the sale of our used containers compared to a $12.1 million gain for the year ended December 31, 2007. The improvement compared to last year mainly resulted from higher selling prices for containers sold in 2008, as well as an increase in sales volume. For most of 2008, selling prices for used containers were supported by high prices for new containers and high utilization of leasing company and shipping line containers. High utilization of containers constrains the supply of used containers available for sale. The average container sale age for TAL increased to 14.1 years in 2008 from 13.6 years in 2007 and 13.2 years in 2006. Older units generally have a lower net book value and result in higher disposal gains since used container sale prices are not highly affected by the age of the container.

Market conditions for used equipment sales in 2009 look substantially worse than they were in 2008 due to the recent decrease in new container prices and the rapid increase in the number of idle containers worldwide. Our used container selling prices and disposal gains could decrease significantly in 2009 if current market conditions persist.

During 2008, we recognized a net sales margin of $11.2 million on the sale of equipment purchased for resale compared to $5.3 million of net sales margin for 2007. In 2008, we sold higher volumes and achieved higher per unit selling margins. Unit sale margins in 2008 were helped by a steady increase in used container sale prices during the year. It typically takes us two to three months to sell containers purchased for resale, and when used container sale prices are increasing, our selling margin is boosted by the increase in market prices during our holding period. In addition, the strong sale market for used containers and the upward trend in used container selling prices allowed us to be aggressive in the volume of containers purchased for resale. We expect the volume of containers purchased for resale to decrease in 2009.

Our ownership expenses, principally depreciation and interest expense increased by $21.6 million, or 14.1% for the year ended December 31, 2008, slightly less than the 17.6% increase in the dollar value of our revenue earning assets over the same time. Our depreciation expense increased 8.6%, substantially less than our revenue earning asset growth. Growth in depreciation expense has been less than our asset growth due to the increasing average sale age of our containers and the resulting increase in the portion of our containers that have become fully depreciated. Interest expense increased 24.7% in the year ended December 31, 2008, compared to the year ended December 31, 2007. Interest expense increased more rapidly than our revenue earning assets due to higher average daily debt balances in 2008 versus 2007 resulting from large equipment payments in the latter half of 2007 and the first half of 2008.

During the fourth quarter of 2008, we repurchased approximately $48.2 million of our Series 2006-1 Term Notes and recorded a gain on debt extinguishment of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

Our provision for doubtful accounts was $4.4 million for the year ended December 31, 2008, up from $0.7 million in the year ended December 31, 2007. The increase in the provision for doubtful accounts in 2008 primarily relates to a partial reserve of $2.7 million against a finance lease for one of our customers. We also recorded a $1.4 million provision on the remaining leases in our finance lease portfolio.

Most of our shipping line customers have reported significant decreases in profitability in the second half of 2008, and many are expecting to incur losses in at least the first few quarters of 2009. At least eight small shipping lines ceased operation in 2008, and we had exposure to two of these lines. In general, we remain concerned that we may continue to see an increase in the number and size of customer defaults due to the deteriorating financial performances of our shipping line customers combined with the constrained capital markets that could make it difficult for our customers to finance any operating losses they may incur as well as their vessel orders and other expansion commitments. We have not yet experienced a general deterioration of our customers’ lease payment performance, though we continue to actively review our portfolio to make sure we identify potential problem accounts as early as possible and we continue to be more selective in pursuing new business opportunities.

Dividends

We paid the following quarterly dividends during the years ended December 31, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
November 6, 2007	December 10, 2007	$12.5 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Treasury Stock

We repurchased 643,200 shares of our outstanding common stock in the open market during 2008 at a total cost of approximately $10.9 million.

We repurchased 276,029 of our common shares in the open market during 2007 at a total cost of approximately $6.3 million.

We repurchased 136,250 of our common shares in the open market during 2006 at a total cost of approximately $2.9 million.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2008, 2007 and 2006 in dollars (in thousands) and as a percentage of total revenues.

	Year Ended December 31,
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Leasing revenues	$319,292	76.0%	$286,273	83.4%	$273,157	89.4%
Equipment trading revenue	95,394	22.7	49,214	14.3	23,665	7.7
Management fee income	3,136	0.8	5,475	1.6	6,454	2.1
Other revenues	2,170	0.5	2,303	0.7	2,301	0.8

Total revenues	419,992	100.0	343,265	100.0	305,577	100.0

Equipment trading expenses	84,216	20.1	43,920	12.8	21,863	7.2
Direct operating expenses	28,678	6.8	28,644	8.4	25,935	8.4
Administrative expenses	46,154	11.0	39,843	11.6	36,950	12.1
Depreciation and amortization	110,450	26.3	101,670	29.6	103,849	34.0
Provision (reversal) for doubtful accounts	4,446	1.1	700	0.2	(526)	(0.2)
Net (gain) on sale of leasing equipment	(23,534)	(5.6)	(12,119)	(3.6)	(6,242)	(2.0)
Net (gain) on sale of container portfolios	(2,789)	(0.7)	—	—	—	—
Write-off of deferred financing costs	250	0.1	204	0.1	2,367	0.8
Interest and debt expense	64,983	15.4	52,129	15.2	47,578	15.6
(Gain) on debt extinguishment	(23,772)	(5.7)	—	—	—	—
Unrealized loss on interest rate swaps	76,047	18.1	27,883	8.1	8,282	2.7

Total expenses	365,129	86.9	282,874	82.4	240,056	78.6

Income before income taxes	54,863	13.1	60,391	17.6	65,521	21.4
Income tax expense	19,067	4.5	21,600	6.3	23,388	7.6

Net income	$35,796	8.6%	$38,791	11.3%	$42,133	13.8%

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Leasing revenues.  The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$266,978	$240,409
Fee and ancillary lease revenue	31,935	27,596

Total operating lease revenue	298,913	268,005

Finance lease revenues	20,379	18,268

Total leasing revenues	$319,292	$286,273

Total leasing revenues were $319.3 million for 2008, compared to $286.3 million for 2007, an increase of $33.0 million, or 11.5%.

Per diem revenue increased by $26.6 million from 2007 primarily due to an increase in fleet size, partially offset by a decrease in per diem rates. Below outlines the primary reasons for the increase:

•	$24.5 million increase due to an increase in fleet size, reflecting a larger number of dry, special and refrigerated containers, chassis and tanks in our fleet compared to the prior year;

•	$1.8 million increase due to higher utilization from special and refrigerated containers and chassis compared to the prior year; and

•	$0.5 million decrease due to lower per diem rates primarily for dry and refrigerated containers.

Fee and ancillary lease revenue increased by $4.3 million as compared to the prior year primarily due to an increase in drop off volume.

Finance lease revenue increased by $2.1 million in 2008, primarily due to an increase in the average size of our finance lease portfolio.

Equipment trading activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Equipment trading revenues	$95,394	$49,214
Equipment trading expenses	(84,216)	(43,920)

Equipment trading margin	$11,178	$5,294

The equipment trading margin increased $5.9 million for 2008 compared to 2007. The trading margin increased by $7.2 million due to a higher volume of units sold and by $1.8 million due to a higher per unit trading margin. These increases were partially offset by an increase of $3.1 million in selling costs and administrative expenses related to the volume of units sold. Equipment trading margins were higher in 2008 partially due to the upward trend in used container selling prices in 2008. We typically experience a lag of several months between the time that we buy and sell used containers, so that we benefit from inventory profits in addition to our target sales margins when prices are increasing.

Direct operating expenses.  Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $28.7 million for 2008, compared to $28.6 million for 2007, an increase of $0.1 million. Below outlines the primary reasons for the increase:

•	handling costs increased by $0.9 million due to greater on hire and off hire activity for our equipment;

•	surveying costs increased by $0.5 million due to an increase in our fleet size;

•	other operating costs increased by $0.4 million primarily due to an increase in equipment loss reserves for equipment on hire to non-performing customers;

•	positioning costs decreased by $0.9 million due to a lower volume of dry and refrigerated containers moved; and

•	repair costs decreased by $0.7 million due to a lower repair volume, primarily for our dry and refrigerated containers.

Administrative expenses.  Administrative expenses were $46.2 million for 2008, compared to $39.8 million for 2007, an increase of $6.4 million, or 16.1%. This increase was mainly due to higher employee incentive and compensation costs of $4.2 million related to our high level of profitability growth in 2008 and $1.8 million in foreign exchanges losses in 2008 versus foreign exchange gains in 2007.

Depreciation and amortization.  Depreciation and amortization was $110.5 million for 2008, compared to $101.7 million for 2007, an increase of $8.8 million, or 8.6%. Depreciation expense increased by $12.1 million due to new equipment added to the fleet and placed in service in 2008, and increased by $5.6 million due to the purchase of 57,000 TEU of older managed units in the fourth quarter of 2007. The increase in depreciation expense in 2008 was partially offset by a decrease of $9.0 million due to certain equipment becoming fully depreciated in the fourth quarter of 2007 and 2008.

Provision (reversal) for doubtful accounts.  There was a provision for doubtful accounts for $4.4 million for 2008, compared to $0.7 million for 2007, an increase of $3.7 million. The increase was primarily due to a $2.7 million reserve established for amounts estimated to be uncollectible under a finance lease receivable for one of our customers, as well as an additional provision of $1.4 million against our finance lease portfolio for expected uncollectible accounts.

Net (gain) on sale of leasing equipment.  Gain on sale of equipment was $23.5 million for 2008, compared to a gain of $12.1 million for 2007, an increase of $11.4 million. Gain on sale of equipment increased by $8.5 million due to higher selling prices for used containers, and increased by $2.9 million primarily due to higher volume of units sold.

Net (gain) on sale of container portfolios.  Gain on the sale of container portfolios was $2.8 million for 2008. There were no sales of container portfolios for the year ended December 31, 2007. In the third quarter of 2008 we sold several container portfolios for total proceeds of $40.5 million.

Interest and debt expense.  Interest and debt expense was $65.0 million for 2008, compared to $52.1 million for 2007, an increase of $12.9 million. The increase was primarily due to an increase in the average debt balance driven by the increase in the average size of our fleet. Our average effective interest rate was slightly lower during 2008 as compared to 2007.

(Gain) on debt extinguishment.  Gain on debt extinguishment of $23.8 million (net of the write-off of deferred financing costs of $0.3 million) for 2008 was due to the repurchase of a portion of the Series 2006-1 Term Notes. There were no gains on debt extinguishment for 2007.

Unrealized loss on interest rate swaps.  Unrealized loss on interest rate swaps was $76.0 million for 2008, compared to $27.9 million for 2007. The net fair value of the interest rate swap contracts was a net liability of $95.2 million at December 31, 2008, compared to net liability of $17.9 million at December 31, 2007, with the decrease in fair value due to the decrease in long-term interest rates during 2008.

Income tax expense.  Income tax expense was $19.1 million for 2008, compared to $21.6 million for 2007, and the effective tax rate was 34.8% in 2008 compared to 35.8% in 2007. The decrease in our effective rate is primarily due to a decrease in our state tax rate.

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

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Leasing revenues.  The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$240,409	$230,217
Fee and ancillary lease revenue	27,596	30,518

Total operating lease revenue	268,005	260,735

Finance lease revenues	18,268	12,422

Total leasing revenues	$286,273	$273,157

Total leasing revenues were $286.3 million for 2007, compared to $273.2 million for 2006, an increase of $13.1 million, or 4.8%.

Per diem revenue increased by $10.2 million from 2006 primarily due to an increase in fleet size, partially offset by a decrease in per diem rates. Below outlines the primary reasons for the increase:

•	$9.1 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers and chassis in our fleet compared to the prior year;

•	$2.5 million increase due to higher utilization from dry and refrigerated containers compared to the prior year;

•	$3.5 million increase due to the purchase of 57,000 TEU of older managed equipment, which had the effect of increasing our leasing revenue, operating expenses, depreciation and interest expenses, and decreasing our management fees; and

•	$5.5 million decrease due to lower per diem rates primarily for dry and refrigerated containers.

Fee and ancillary lease revenue decreased by $2.9 million as compared to the prior year primarily due to a reduction in drop off volume.

Finance lease revenue increased by $5.8 million in 2007, primarily due to an increase in the size of our finance lease portfolio. While our finance lease revenue increased, the increase in the portion of our units on finance leases compared to the prior year resulted in a reduction in our overall leasing revenue compared to the amount we would have recognized if the units were placed on operating leases. Under a finance lease, we only recognize interest income as revenue while the principal component of the lease payment reduces the net finance lease receivable on the balance sheet. Under an operating lease we recognize the entire monthly billing as revenue, and reduce the net book value of the underlying equipment through depreciation expense. For

2007, our finance lease billings exceeded our recognized finance lease revenue by $24.8 million. For 2006, our finance lease billings exceeded our recognized finance lease revenue by $15.2 million.

Equipment trading activities.  Equipment trading revenue represents the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represents the cost of equipment sold as well as related selling costs.

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Equipment trading revenues	$49,214	$23,665
Equipment trading expenses	(43,920)	(21,863)

Equipment trading margin	$5,294	$1,802

Equipment trading revenues and equipment trading expenses increased significantly for 2007 compared to 2006 primarily due to an increase in the number of units purchased and sold. The equipment trading margin, the difference between equipment trading revenues and expenses, increased $3.5 million for 2007 compared to 2006. The trading margin increased by $2.9 million due to a higher volume of units sold and by $1.6 million due to a higher per unit trading margin. These increases were partially offset by an increase of allocated administrative expenses of $1.0 million related to an increase in the volume of units sold.

Direct operating expenses.  Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $28.6 million for 2007, compared to $25.9 million for 2006, an increase of $2.7 million or 10.4%. Below outlines the primary reasons for the increase:

•	positioning costs increased by $2.0 million due to a higher volume of dry containers moved;

•	repair costs increased by $2.1 million due to a higher cost per unit repaired, primarily for our refrigerated containers, partially offset by lower repair volume;

•	other operating costs increased by $1.4 million primarily due to an increase in equipment loss reserves for equipment on hire to non-performing customers; and

•	storage and handling costs decreased by $2.4 million due to higher utilization of our equipment compared to the prior year.

Administrative expenses.  Administrative expenses were $39.8 million for 2007, compared to $37.0 million for 2006, an increase of $2.8 million or 7.6%. This increase was mainly due to higher employee incentive compensation costs of $2.9 million related to our high level of profitability growth in 2007, partially offset by $0.4 million in lower professional fees in 2007 primarily due to Sarbanes-Oxley consulting fees incurred in 2006.

Depreciation and amortization.  Depreciation and amortization was $101.7 million for 2007, compared to $103.8 million for 2006, a decrease of $2.1 million or 2.0%. Depreciation expense decreased by $8.1 million due to certain equipment becoming fully depreciated in the fourth quarter of 2006, and decreased by $3.8 million from the delay in the start date of depreciation for units purchased in 2007. In past years, depreciation on new units started after our inspection and acceptance of units at the manufacturer. Beginning in 2007, new units start depreciation the earlier of when they are placed in service or January 1 of the year following the year of purchase. These decreases were partially offset by $9.8 million of increased depreciation expense for new equipment added to the fleet and placed in service in 2007, including the purchase of 57,000 TEU of older managed units in the fourth quarter of 2007.

Provision (reversal) for doubtful accounts.  There was a provision for doubtful accounts for $0.7 million for 2007, compared to a (reversal) of $(0.5) million for 2006. In 2006, we recorded a benefit for the reversal of an allowance upon collecting a past due repair receivable from one of our large customers. In 2007, we recorded a reserve for a past due receivable unlikely to be recovered.

Net (gain) loss on sale of leasing equipment.  Gain on sale of equipment was $12.1 million for 2007, compared to a gain of $6.2 million for 2006, an increase of $5.9 million. Gain on sale of equipment increased by $5.4 million due to higher selling prices for used containers, and increased by $0.5 million primarily due to lower impairment charges for units identified for sale.

Write-off of deferred financing costs.  Write-off of deferred financing costs was $0.2 million for 2007, compared to $2.4 million for 2006. The current year write-off is the result of the refinancing of the company’s senior secured credit facility in August 2007. The prior year write-off is the result of the refinancing of our asset securitization facility in April 2006.

Interest and debt expense.  Interest and debt expense was $52.1 million for 2007, compared to $47.6 million for 2006, an increase of $4.5 million. The increase was primarily due to an increase in the average debt balance due to the purchase of additional fleet equipment in 2007, including the purchase of 57,000 TEU of older managed equipment.

Unrealized loss (gain) on interest rate swaps.  Unrealized loss on interest rate swaps was $27.9 million for 2007, compared to an unrealized loss of $8.3 million for 2006. The net fair value of the interest rate swap contracts was a net liability of $17.9 million at December 31, 2007, compared to net asset of $11.9 million at December 31, 2006, with the decrease in fair value due to a decrease in interest rates.

Income tax expense.  Income tax expense was $21.6 million for 2007, compared to an income tax expense of $23.4 million for 2006, and the effective tax rates for the periods were 35.8% and 35.7%, respectively.

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

Business Segments

We operate our business in one industry, intermodal transportation equipment, and in two business segments, Equipment leasing and Equipment trading.

Equipment leasing

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

The following table lists selected revenue and expense items for our Equipment leasing segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Equipment leasing segment:
Total revenue	$324,083	$293,062	$281,068
Depreciation expense	110,400	101,670	103,849
Interest expense	63,797	51,656	47,339
Net (gain) on sale of leasing equipment	(23,534)	(12,119)	(6,242)
Pre-tax income(1)(2)	98,724	83,753	74,552

(1)	Pre-tax income excludes unrealized gains and losses on interest rate swaps, and gain on debt extinguishment.

(2)	Pre-tax income for the year ended December 31, 2006 excludes write-off of deferred financing costs of $2,367.

Segment Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Equipment leasing revenue.  Total revenue for the Equipment leasing segment was $324.1 million in 2008 compared to $293.1 million in 2007, an increase of $31.0 million, or 10.6%. In 2008, leasing revenue increased by $24.5 million due to a larger fleet size and by $1.8 million due to higher utilization of our leasing equipment. Fee and ancillary lease revenue increased by $4.3 million as compared to the prior year. These increases were partially offset by a $0.5 million reduction in leasing revenue from lower per diem rates.

Equipment leasing pretax income.  Pretax income for the Equipment leasing segment was $98.7 million in 2008 compared to $83.8 million in 2007, an increase of $14.9 million, or 17.8%. Equipment leasing revenue increased by $31.0 million in 2008, and the gain on the sale of leasing equipment increased by $11.4 million primarily due to higher selling prices for used containers in 2008 compared to 2007.

The increase in revenue and gain on sale of leasing equipment were partially offset by an $8.7 million increase in depreciation expense, a $12.4 million increase in interest expense, and a $5.6 million increase in administrative expenses.

Segment Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Equipment leasing revenue.  Total revenue for the Equipment leasing segment was $293.1 million in 2007 compared to $281.1 million in 2006, an increase of $12.0 million, or 4.3%. In 2007, leasing revenue increased by $12.6 million due to a larger fleet size and by $2.5 million due to higher utilization of our leasing equipment. These increases were partially offset by a $5.5 million reduction in leasing revenue from lower per diem rates.

Equipment leasing pretax income.  Pretax income for the Equipment leasing segment was $83.8 million in 2007 compared to $74.6 million in 2006, an increase of $9.2 million, or 12.3%. Equipment leasing revenue increased by $12.0 million in 2007, while our depreciation expense decreased by $2.2 million due to certain equipment becoming fully depreciated in the fourth quarter of 2006 as well as the delay in the start of depreciation for units purchased in 2007. In addition, the gain on the sale of leasing equipment increased by $5.9 million primarily due to higher selling prices for used containers in 2007 compared to 2006. These increases were partially offset by a $2.7 million increase in container operating expenses and a $2.4 million increase in administrative expenses.

Equipment trading

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

The following table lists selected revenue and expense items for our Equipment trading segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Equipment trading segment:
Equipment trading revenue	$95,394	$49,214	$23,665
Equipment trading expense	(84,216)	(43,920)	(21,863)

Equipment trading margin	11,178	5,294	1,802

Interest expense	1,186	473	239
Pre-tax income(1)	8,414	4,521	1,618

(1)	Pre-tax income excludes unrealized gains and losses on interest rate swaps, and gain on debt extinguishment.

Segment Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Equipment trading margin.  Equipment trading revenues and Equipment trading expenses increased significantly in 2008 compared to 2007 primarily due to an increase in the number of units purchased and sold. The equipment trading margin, the difference between Equipment trading revenue and expenses, increased $5.9 million in 2008 compared to 2007. The trading margin increased by $7.2 million due to a higher volume of units sold and by $1.8 million due to a higher per unit trading margin. These increases were partially offset by an increase in selling costs and administrative expenses related to the volume of units sold.

Equipment trading pretax income.  Pretax income for the Equipment trading segment was $8.4 million in 2008 compared to $4.5 million in 2007, an increase of $3.9 million, or 86.7%. The Equipment trading margin increased by $5.9 million in 2008. The increase in Equipment trading margin was partially offset by a $0.7 million increase in administrative expenses and $0.7 million increase in interest expense. The increase in administrative expenses was primarily due to higher allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the volume of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Segment Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Equipment trading margin.  Equipment trading revenues and Equipment trading expenses increased significantly in 2007 compared to 2006 primarily due to an increase in the number of units purchased and sold. The Equipment trading margin, the difference between Equipment trading revenue and expenses, increased $3.5 million in 2007 compared to 2006. The trading margin increased by $2.9 million due to a higher volume of units sold and by $1.6 million due to a higher per unit trading margin. These increases were partially offset by an increase of allocated administrative expenses of $1.0 million related to an increase in the volume of units sold.

Equipment trading pretax income.  Pretax income for the Equipment trading segment was $4.5 million in 2007 compared to $1.6 million in 2006, an increase of $2.9 million, or 181%. The Equipment trading margin increased by $3.5 million in 2007. The increase in Equipment trading margin was partially offset by a $1.0 million increase in administrative expenses. The increase in administrative expenses was primarily due to higher allocated corporate expenses. Corporate expenses are allocated to the Equipment trading segment primarily based on the volume of units sold in the Equipment trading fleet. relative to total units sold from both the Equipment trading and Equipment leasing fleets.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements, and pay dividends.

We continue to have sizable cash in-flows. For 2008, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was approximately $313.2 million. In addition, as of December 31, 2008 we had approximately $40.8 million of unrestricted cash.

As of December 31, 2008, major committed cash outflows in the next 12 months include $40.0 million of committed but unpaid capital expenditures and $133.9 million of scheduled payments on our existing debt facilities.

We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. However, our ability to make future capital expenditures and implement our current growth plans will also be dependent on our ability to increase our lending commitments, and we cannot assure you that we will be able to do so on commercially reasonable terms, or at all. We continue to seek additional sources of financing to fund our growth plans, though disruptions in the capital markets have become more severe, and this may make it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, we will not be able to invest in our fleet at our target level and our future growth rate and profitability will decrease.

At December 31, 2008, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Borrowing
	Outstanding	Level

Asset backed securitization (ABS)
Term notes — Series 2006-1	$451.0	$451.0
Term notes — Series 2005-1 (converted from warehouse facility)	389.6	389.6
Asset backed credit facility	225.0	225.0
Revolving credit facility	100.0	100.0
Finance lease facility	47.4	47.4
2007 Term loan facility	33.6	33.6
Port equipment facility	12.3	12.3
Capital lease obligations	92.1	92.1

Total Debt	$1,351.0	$1,351.0

Interest rates on all of our debt obligations (except capital lease obligations) are based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our long-term borrowings by entering into interest rate swap contracts.

Debt Covenants

We are subject to certain financial covenants under our debt facilities. At December 31, 2008, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

•	Minimum Earnings Before Interest and Taxes (“EBIT”) to Cash Interest Expense;

•	Minimum Tangible Net Worth (“TNW”); and

•	Maximum Indebtedness to TNW.

Non-GAAP Measures

We rely primarily on our results measured in accordance with generally accepted accounting principles (“GAAP”) in evaluating our business. EBIT, Cash Interest, TNW, and Indebtedness are non-GAAP financial measures used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

Minimum EBIT to Cash Interest Expense

For the purpose of this covenant, EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, interest expense, amortization / write off of deferred financing charges, unrealized gain or loss on interest rate swaps and non-cash compensation). Cash Interest Expense is calculated based on interest expense adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

Minimum EBIT to Cash Interest expense is calculated at the consolidated level and for TAL Advantage I LLC and TAL Advantage II LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset Backed Securitization (ABS), Asset Backed and Revolving Credit Facilities. The TAL Advantage I LLC and the TAL Advantage II LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset Backed Securitization and the Asset Backed Credit Facilities. The Finance Lease Facility Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.05 to 1.00.

Below is the calculation of EBIT to Cash Interest Expense as of December 31, 2008:

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II(2)

Net income (loss)	$35,796	$16,105	$(11,048)
Plus:
Income tax expense (benefit)	19,067	8,577	(5,884)
Interest expense including write-off of deferred financing costs	65,233	46,521	5,330
Unrealized losses on interest rate swaps	76,047	41,899	17,884
All non-cash expenses attributable to incentive arrangements	1,203	—	—

EBIT	$197,346	$113,102	$6,282

Interest expense (excluding interest income of $1,371, $849, and $0 respectively)	$66,604	$47,371	$5,324
Amortization and write-off of deferred financing costs	(1,296)	(674)	(394)
Accrued interest (represents 2008 interest expense not paid)	(3,207)	(1,121)	(347)
Cash payments of prior period accrued interest	2,287	1,564	—

Cash Interest Expense	$64,388	$47,140	$4,583

EBIT to Cash Interest Expense Ratio	3.06	2.40	1.37
Required Minimum EBIT to Cash Interest Expense Ratio	1.10	1.10	1.10

(1)	The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC and TAL Advantage II, LLC.

(2)	TAL Advantage II incurred a net loss during 2008 largely due to $17.9 million in losses on interest rate swaps. In addition, since this special purpose company was established in March 2008 to finance new factory units, the build up of lease revenue trailed interest cost until the majority of the units were leased out.

Minimum TNW and Maximum Indebtedness to TNW Covenants

We are required to meet minimum TNW and Maximum Indebtedness to TNW covenants. For purposes of these covenants TNW is equal to tangible assets (total assets less excluded assets including deferred financing costs, goodwill and other intangibles), less all debt (including capital leases) and equipment purchases payable. The Maximum Indebtedness to TNW ratio is calculated as all indebtedness (including capital leases), fair value of derivative instruments, equipment purchases payable, and accrued interest divided by TNW as determined above.

For the ABS and Asset Backed Credit facilities, the required minimum TNW is calculated as $321.3 million plus 50% of cumulative net income or loss since January 1, 2006. At December 31, 2008, the required minimum TNW for the ABS facilities was $379.7 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, Asset Backed and Revolving credit facilities and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

Below is the calculation of the covenant compliance for the Finance Lease Facility as of December 31, 2008:

Tangible Net Worth Covenants:	Consolidated

Tangible Assets
Total Assets	$1,955,498
Deferred Financing Costs	(8,462)
Goodwill	(71,898)
Intangibles	(3,687)
Fair value of derivative instruments (asset)	(951)

Total Tangible Assets(A)	$1,870,500

All indebtedness:
Total debt	$1,351,036
Accrued interest	3,160
Fair value of derivative instruments (liability)	95,224
Equipment purchases payable	27,224

Total Indebtedness(B)	$1,476,644

Tangible Net Worth (A-B=C)	$393,856
Required Minimum Tangible Net Worth	$300,000
Debt to Tangible Net Worth Ratio (B/C)	3.75
Required Maximum Debt to Tangible Net Worth Ratio	5.00

For the purpose of calculating TNW applicable under the ABS and Asset Backed Credit facilities, the fair value of derivative instruments is excluded from the Total Indebtedness calculation. As a result, the calculated TNW for these facilities was the sum of TNW of $393.9 million as per the table above plus $95.2 million (the fair value of derivative instruments excluded), for a total TNW of $489.1 million at December 31, 2008, versus a required minimum TNW of $379.7 million.

For the purpose of calculating Debt to TNW Ratio under the ABS facility, the fair value of derivative instruments ($95.2 million) is included in the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,476.6 million as shown in the table above, the TNW is $489.1 million as shown in the paragraph above, and the calculated Debt to TNW Ratio was 3.02 at December 31, 2008, versus a required maximum Debt to TNW Ratio of 4.75.

For the purpose of calculating Debt to TNW Ratio under the Asset Backed Credit facility, the fair value of derivative instruments is excluded from the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,476.6 million as per the table above less $95.2 million (the fair value of derivative instruments excluded), for a total Indebtedness of $1,381.4 million. The TNW is $489.1 million as shown in the first paragraph directly above, and the calculated Debt to TNW Ratio was 2.82 at December 31, 2008, versus a required maximum Debt to TNW Ratio of 4.75.

Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Asset Backed Securitization Term Notes

Our Asset Backed Securitization program was the primary funding source used to finance our existing container fleet and new container purchases from the program’s inception in April of 2006 through the conversion of the Term Note Series 2005-1 to a term loan in April 2008. The Term Note Series 2006-1 issued in April 2006 were used to finance the majority of the containers in our fleet at that time, and the Term Notes Series 2005-1 was primarily used to finance our new container purchases between April 2006 and April 2008.

The Term Note Series 2005-1 was initially structured to have a limit of $300 million. On August 24, 2007, we increased the facility from $300 million to $350 million. On November 19, 2007, we increased the facility from $350 million to $425 million. It was our original intention to issue term notes to refinance the containers funded through the facility. However, the market for asset-backed term notes has been significantly disrupted, which has limited our ability to refinance the notes. The facility automatically converted to a nine year amortizing term loan with a 25 basis point increase to the interest margin as of April 12, 2008.

During the fourth quarter of 2008, we repurchased approximately $48.2 million of our Series 2006-1 Term Notes and recorded a gain on debt extinguishment of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

The borrowing capacity under the ABS program is determined by applying the advance rate of 82% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days plus restricted cash. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Under the ABS program, the borrower is required to maintain restricted cash balances on deposit in a designated bank account equal to five months of interest expense.

Asset Backed Credit Facility

On March 27, 2008, we entered into a $125 million Asset Backed Credit Facility. The facility initially had a 15 month revolving credit period, commencing on the date of the facility, followed by a nine year term period in which the outstanding balance amortizes in equal monthly installments. On June 30, 2008, the borrowing capacity was increased to $150 million. On September 15, 2008, the borrowing capacity was further increased to $225 million and the revolving period was extended to June 30, 2010, on which date the facility will convert to a term facility and amortize in equal monthly installments through June 2018. The interest rate margin will increase by 75 basis points when converted to a term facility.

The borrowing capacity under the Asset Backed Credit Facility is determined by applying the advance rate of 82% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type.

Revolving Credit Facility

On August 15, 2007, we entered into a Revolving Credit Agreement which refinanced a predecessor facility, which was terminated in accordance with its terms. The initial commitment under the Revolving Credit Facility was $135.0 million, but in accordance with the terms of the facility stepped down to $110.0 million on January 1, 2008, and $100.0 million on March 31, 2008. The maturity date of the Revolving Credit Facility is August 15, 2012. We are required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

Finance Lease Facility

On July 31, 2006, we entered into a $50 million credit facility to support the growth of our finance lease business (the “Finance Lease Facility”). The Finance Lease Facility had a two year revolving period which preceded a ten year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The Finance Lease Facility is secured by the finance lease receivables associated with certain containers. The Finance Lease Facility has a final maturity of July 2018.

The borrowing capacity under the Finance Lease Facility is determined by applying the advance rate of 90% against the lesser of the original equipment cost or the net present value of the minimum lease payments discounted using the facility rate at the time of borrowing.

2007 Term Loan Facility

On November 19, 2007, we entered into a three year term loan, which is secured by approximately 57,000 TEU of previously managed dry and special containers that we purchased on October 1, 2007. The final maturity date of the loan is November 19, 2010. Our initial borrowing under this facility of $20.0 million was made on November 19, 2007. We made an additional borrowing under this facility of $19.9 million on January 2, 2008 pursuant to a lender commitment dated December 20, 2007.

The borrowing capacity under the 2007 Term Loan Facility is determined by applying the advance rate of 80% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 90 days. The net book value for purposes of the borrowing base calculation is the equipment acquisition cost depreciated at an annual rate of 8%.

Port Equipment Facility

On December 28, 2006, we entered into a Euro denominated credit facility to support a port equipment financing transaction (the “Port Equipment Facility”). The Port Equipment Facility has an eight year term and amortizes in equal monthly installments.

Capital Lease Obligations

We have entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements have been structured as ten year Terminal Rental Adjustment Clause (“TRAC”) leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases.

In August 2008 and December 2008, we entered into sale-leaseback transactions for approximately 12,500 and 2,250 of containers for net proceeds of $33.9 million and $10.5 million, respectively. The leases were accounted for as capital leases with interest expense recognized on a level yield basis over seven years, at which point there are early purchase options. As the estimated fair value of the assets sold exceeded their carrying value, in the August 2008 transaction, the excess of the carrying value over the proceeds resulted in a loss of $0.4 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years. The December 2008 transaction resulted in a gain of $0.7 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years.

Dividends Paid

We paid the following quarterly dividends during the year ended December 31, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
November 6, 2007	December 10, 2007	$12.5 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

Treasury Stock

On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million share increase to our stock buyback program that began in March 2006. The stock buyback program, as now amended, authorizes us to repurchase up to 2.5 million shares of our common stock.

During the year ended December 31, 2008, there were 643,200 shares repurchased under the stock buyback program at a total cost of approximately $10.9 million.

During the year ended December 31, 2007, there were 276,029 shares repurchased under the stock buyback program at a total cost of approximately $6.3 million.

During the year ended December 31, 2006, there were 136,250 shares repurchased under the stock buyback program at a total cost of approximately $2.9 million.

Cash Flow

The following table sets forth certain cash flow information for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net cash provided by operating activities	$201,013	$166,404	$173,871

Purchases of leasing equipment	$(450,902)	$(334,476)	$(188,676)
Investments in finance leases	(41,733)	(58,407)	(64,664)
Proceeds from sale of equipment, net of selling costs	124,495	63,006	58,462
Cash collections on finance lease receivables, net of income earned	28,232	24,791	15,248
Other	134	92	353

Net cash used in investing activities	$(339,774)	$(304,994)	$(179,277)

Net cash provided by financing activities	$126,923	$147,585	$21,788

Operating Activities

Net cash provided by operating activities increased by $34.6 million to $201.0 million in 2008 compared to $166.4 million in 2007 primarily due to an increase in our level of operating profitability.

Net cash provided by operating activities decreased by $7.5 million to $166.4 million in 2007 compared to $173.9 million in 2006 primarily due to an increased inventory of equipment purchased for resale.

Investing Activities

Net cash used in investing activities increased by $34.8 million to $339.8 million for 2008 compared to $305.0 million in 2007. Major reasons for the increase were as follows:

•	Capital expenditures were $492.6 million, including investments in finance leases of $41.7 million, for 2008 compared to $392.9 million, including investments in finance leases of $58.4 million, for 2007. Capital expenditures increased by $99.7 million in 2008 primarily due to an increase in the number of leasing units purchased and an increase in new equipment prices, including units purchased as part of a purchase lease-back transaction, as well as higher per unit costs.

•	Sales proceeds from the disposal of equipment increased $61.5 million to $124.5 million in 2008 compared to $63.0 million in 2007. The proceeds from disposals include $40.5 million in 2008 from the sale of container portfolios while no container portfolios were sold in 2007. In addition, proceeds from the disposal of used containers increased in 2008 due to an increase in the number of units sold, as well as higher equipment selling prices.

•	Cash collections on finance leases, net of income earned, increased by $3.4 million to $28.2 million for 2008 compared to $24.8 million for 2007 as a result of an increase in our finance lease portfolio.

Net cash used in investing activities increased by $125.7 million to $305.0 million for 2007 compared to $179.3 million in 2006. Major reasons for the increase were as follows:

•	Capital expenditures were $392.9 million, including investments in finance leases of $58.4 million, for 2007 compared to $253.3 million, including investments in finance leases of $64.7 million, for 2006. Capital expenditures increased by $139.6 million in 2007 primarily due to an increase in the number of new units purchased, as well as higher per unit costs. In addition, capital expenditures in 2007 were boosted by the purchase of 57,000 TEU of previously managed older containers.

•	Sales proceeds from the disposal of equipment increased $4.5 million to $63.0 million in 2007 compared to $58.5 million in 2006. The increase in sales proceeds is primarily due to an increase in equipment selling prices.

•	Cash collections on finance leases, net of income earned increased by $9.6 million to $24.8 million for 2007, compared to $15.2 million for 2006 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash provided by financing activities was $126.9 million for 2008 compared to $147.6 million for 2007. The major changes were as follows:

•	During 2008, we had net borrowings of $215.8 million under our various credit facilities and capital lease obligations, primarily used to finance the purchase of new equipment.

•	We also extinguished $48.2 million of our outstanding debt in a repurchase for $24.1 million, which resulted in a gain on debt extinguishment, of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

•	$52.5 million was used in 2008 to pay dividends on our common stock outstanding.

•	$10.9 million was used during 2008 to purchase treasury shares.

We entered into capital leases in 2008 for $9.4 million to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Net cash provided by financing activities was $147.6 million for 2007 compared to $21.8 million for 2006. The major changes were as follows:

•	During 2007, we had net borrowings of $205.1 million under our various credit facilities and capital lease obligations, primarily used to finance the purchase of new equipment.

•	$47.3 million was used during 2007 to pay dividends on our common stock outstanding.

•	$5.9 million was used in 2007 to purchase treasury shares.

We entered into capital leases in 2007 and 2006 for $9.7 million and $25.2 million, respectively, to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

Contractual Obligations

We are party to various operating leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment purchase obligations are in the form of conventional accounts payable, and are satisfied from cash flows from operating and/or long term financing activities.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008: (does not include amounts potentially due under guarantees, as amounts, if any, are indeterminable)

	Contractual Obligations by Twelve Month Period Ending December 31,
						2013 and
Contractual Obligations:	Total	2009	2010	2011	2012	thereafter
	(Dollars in millions)

Total debt obligations(1)	$1,496.5	$184.1	$220.4	$195.6	$280.1	$616.3
Capital lease obligations(2)	115.0	11.1	11.4	11.5	11.7	69.3
Operating leases (mainly facilities)	6.0	3.2	1.7	0.9	0.2	—
Purchase obligations:
Equipment purchases payable	27.2	27.2	—	—	—	—
Equipment purchase commitments	12.8	12.8	—	—	—	—

Total contractual obligations	$1,657.5	$238.4	$233.5	$208.0	$292.0	$685.6

(1)	Amounts include actual and estimated interest for floating-rate debt based on December 31, 2008 rates and the net effect of the interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, we are responsible for fulfillment of the services, supplier selection and service specifications, and we have ultimate responsibility to pay the supplier for the services whether or not we collect the amount billed to the lessee.

Finance Leases with Customers

We enter into finance leases as lessor for some of the equipment in our fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option that enables the lessee to purchase the equipment at the end of the lease term.

Equipment Trading Revenue and Expense

Equipment trading revenue represents the proceeds from the sale of equipment purchased for resale and is recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expense in the consolidated statements of operations.

Management Fee Income

We manage equipment which is owned by third parties and we earn management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. We collect amounts billed and pay operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in our financial statements until paid as required by our contracts.

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

Leasing Equipment

In general, we purchase new equipment from equipment manufacturers for the purpose of leasing such equipment to our customers. Occasionally, we may also purchase used equipment with the intention of leasing such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of our third party owner investors.

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. We will continue to review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted. If indicators of impairment are present, a determination is made as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. Leasing equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recovered. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.

When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates, and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimated future undiscounted cash flows. These estimates are principally based on historical experience and management’s judgment of market conditions.

Estimated useful lives and residual values have been principally determined based on our historical disposal experience. The estimated useful lives and residual values for our leasing equipment from the date of manufacture are currently as follows:

	Useful
	Lives
	(Years)	Residual Values ($)

Dry container units	13	$750 to $900
Refrigerated container units	12	$2,200 to $2,700
Special container units	14	$600 to $1,200
Tank container units	20	$3,000
Chassis	20	$1,200

Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We charge to expense inspection costs on new equipment and repair and maintenance costs that do not extend the lives of the assets at the time the costs are incurred, and include these costs in direct operating expenses.

An allowance is provided through direct operating expenses based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which we believe we will not ultimately recover. The percentage is developed based on our historical experience.

Equipment Held For Sale

When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment Held For Resale — Trading Activity

On an opportunistic basis, we purchase used equipment with markings or specifications different from our own equipment for purposes of reselling it within a short time frame for a net profit.

Equipment purchased for resale is reported as equipment held for sale due to the short timeframe, generally less than one year, between the time the equipment is purchased and the time the equipment is sold. Due to this short expected holding period, cash flows associated with equipment held for resale are classified as operating cash flows. Equipment trading revenue represents the proceeds from the sale of this equipment, while Equipment trading expense includes the cost of equipment sold and any costs to sell such equipment, including administrative costs.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (”SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between our financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the Acquisition, we recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company’s carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2008, indicated that no impairment of goodwill existed.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. We will adopt SFAS 161 on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. We will adopt SFAS 141R and SFAS 160 on January 1, 2009 and believe that the adoption of these accounting standards will not have an impact on our current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The Statement’s objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on January 1, 2008 and elected not to fair value our existing financial assets and liabilities, and as a result, there was no impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Under SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The new standard makes the measurement of fair value more consistent and comparable and improves disclosures about those measures. We adopted the provisions of SFAS No. 157 on January 1, 2008, and there was no material impact on our consolidated results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK

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

As of December 31, 2008, we had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

	Weighted Average
	Fixed Leg
Total Notional Amount at	Interest Rate at	Weighted Average
December 31, 2008	December 31, 2008	Remaining Term

$1,200 million	4.25%	3.4 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 89% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the year ended December 31, 2008, unrealized losses on interest rate swaps totaled $76.0 million, compared to unrealized losses on interest rate swaps of $27.9 million for the year ended December 31, 2007.

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2008 and 2007 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $1.1 million of unrealized foreign currency exchange losses in the year ended December 31, 2008 and $0.8 million of unrealized foreign currency exchange gains in the year ended December 31, 2007, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $1.0 million at December 31, 2008, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule listed under Item 15 — Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 13 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that TAL International Group, Inc.’s internal control over financial reporting is effective as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

We have audited TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of TAL International Group, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst &Young LLP

New York, New York
February 26, 2009

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act ) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Occupations of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 30, 2009 (the “2009 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the section captioned “Compensation and Other Information Concerning Directors and Officers” in the 2009 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the section captioned “Management and Principal Holders of Voting Securities” in the 2009 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in the 2009 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section captioned “Auditor Fees” in the 2009 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2) Financial Statement Schedules

The following financial statement schedule for the Company is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 2.1 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.2 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.3 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.4 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.5 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.6 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
3.2		Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
4.1		Form of Common Stock Certificate (incorporated by reference from exhibit number 4.1 to Amendment No. 3 to TAL International Group, Inc.’s Form S-1 filed on October 5, 2005, file number 333-126317)
4.2		Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.3		First Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 26, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.58 to TAL International Group, Inc.’s Form 10-Q filed on August 8, 2008)
4.4		Second Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated November 19, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.59 to TAL International Group, Inc.’s Form 10-Q filed on August 8, 2008)
4.5		Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.6		Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.7		Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.8		Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.9		Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4.10		Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, TAL International Container Corporation, and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.’s Form 10-Q filed on May 12, 2006)
4	.11*	Intercreditor Agreement Dated April 12, 2006 by and among TAL International Container Corporation, TAL Advantage I LLC, U. S. Bank National Association and Fortis Capital Corp.
4.12		Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from exhibit 10.42 to TAL International Group, Inc.’s Form 8-K filed on June 6, 2006)
4.13		Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
4.14		Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.’s Form 8-K filed on July 17, 2007)

Exhibit
No.	Description

4.15	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
4.16	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
4.17	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.’s Form 8-K filed on August 4, 2006)
4.18	Credit Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation, National City Bank, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.48 to TAL International Group, Inc.’s Form 8-K filed August 16, 2007)
4.19	Security Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.49 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
4.20	Pledge Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.50 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
4.21	Guaranty, dated as of August 15, 2007, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.51 to TAL International Group, Inc.’s Form 8-K filed on August 16, 2007)
4.22	Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.52 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
4.23	First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008 (incorporated by reference from Exhibit 10.60 to TAL International Group, Inc.’s Form 10-Q filed on August 8, 2008)
4.24	Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.61 to TAL International Group, Inc.’s Form 10-Q filed on August 8, 2008)
4.25	Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.53 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
4.26	Management Agreement dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.54 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
4.27	Contribution and Sale Agreement, dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.55 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
4.28	Series 2008-1 Note Purchase Agreement, dated as of March 27, 2008, by and among TAL Advantage II LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from Exhibit 10.56 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
4.29	Guaranty dated March 27, 2008 made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.57 to TAL International Group, Inc.’s Form 10-Q filed on May 9, 2008)
10.1	Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.7 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)

Exhibit
No.		Description

10.2		Investor Subscription Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from exhibit number 10.8 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10.3		Amendment No. 1 to Investor Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from Exhibit 10.32 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.4		Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10.5		Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from exhibit number 10.12 to Amendment No. 1 to TAL International Group, Inc.’s Form S-1 filed on August 26, 2005, file number 333-126317)
10	.6+	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.7+	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.8+	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
10	.9+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.10+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.11+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.12+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.13+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.’s Form S-1 filed on June 30, 2005, file number 333-126317)
10	.14+	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.’s Form S-1 filed on September 20, 2005, file number 333-126317)
10	.15 +	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.’s Form 10-K filed on March 20, 2006)
21	.1*	List of Subsidiaries

Exhibit
No.		Description

23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
31	.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)	Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAL International Group, Inc.

Date: March 2, 2009	By:	/s/ Brian M. Sondey
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 2nd day of March 2009.

Signature	Title(s)

/s/ Brian M. Sondey Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ Chand Khan Chand Khan	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Malcolm P. Baker Malcolm P. Baker	Director

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director

/s/ Claude Germain Claude Germain	Director

/s/ Brian J. Higgins Brian J. Higgins	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ Frederic H. Lindeberg Frederic H. Lindeberg	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Douglas J. Zych Douglas J. Zych	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index To Financial Statements at Schedule II. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst &Young LLP

New York, New York
February 26, 2009

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $352,089 and $283,159	$1,535,483	$1,270,942
Net investment in finance leases, net of allowances of $1,420 and $0	196,490	193,986
Equipment held for sale	32,549	35,128

Revenue earning assets	1,764,522	1,500,056
Cash and cash equivalents (including restricted cash of $16,160 and $18,059)	56,958	70,695
Accounts receivable, net of allowances of $807 and $961	42,335	41,637
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $4,181 and $3,142	1,832	2,767
Goodwill	71,898	71,898
Deferred financing costs	8,462	6,880
Other assets	8,540	11,124
Fair value of derivative instruments	951	830

Total assets	$1,955,498	$1,705,887

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Equipment purchases payable	$27,224	$26,994
Fair value of derivative instruments	95,224	18,726
Accounts payable and other accrued expenses	43,978	36,481
Deferred income tax liability	73,565	55,555
Debt	1,351,036	1,174,654

Total liabilities	1,591,027	1,312,410
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,485,816 and 33,482,316 shares issued respectively	33	33
Treasury stock, at cost, 1,055,479 and 412,279 shares, respectively	(20,126)	(9,171)
Additional paid-in capital	396,478	395,230
Accumulated (deficit) earnings	(12,090)	4,858
Accumulated other comprehensive income	176	2,527

Total stockholders’ equity	364,471	393,477

Total liabilities and stockholders’ equity	$1,955,498	$1,705,887

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues:
Leasing revenues:
Operating leases	$298,913	$268,005	$260,735
Finance leases	20,379	18,268	12,422

Total leasing revenues	319,292	286,273	273,157
Equipment trading revenue	95,394	49,214	23,665
Management fee income	3,136	5,475	6,454
Other revenues	2,170	2,303	2,301

Total revenues	419,992	343,265	305,577

Expenses:
Equipment trading expenses	84,216	43,920	21,863
Direct operating expenses	28,678	28,644	25,935
Administrative expenses	46,154	39,843	36,950
Depreciation and amortization	110,450	101,670	103,849
Provision (reversal) for doubtful accounts	4,446	700	(526)
Net (gain) on sale of leasing equipment	(23,534)	(12,119)	(6,242)
Net (gain) on sale of container portfolios	(2,789)	—	—
Write-off of deferred financing costs	250	204	2,367
Interest and debt expense	64,983	52,129	47,578
(Gain) on debt extinguishment	(23,772)	—	—
Unrealized loss on interest rate swaps	76,047	27,883	8,282

Total expenses	365,129	282,874	240,056

Income before income taxes	54,863	60,391	65,521
Income tax expense	19,067	21,600	23,388

Net income	$35,796	$38,791	$42,133

Net income per common share:
Basic	$1.10	$1.17	$1.28

Diluted	$1.09	$1.16	$1.26

Weighted average number of common shares outstanding
— Basic	32,572,901	33,183,252	32,987,077
Weighted average number of common shares outstanding
— Diluted	32,693,320	33,369,958	33,430,438
Cash dividends paid per common share	$1.61	$1.43	$0.45

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

							Accumulated
					Additional	Accumulated	Other
	Common Stock		Treasury Stock		Paid-in	Earnings	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Income

Balance at December 31, 2005	32,882,208	$33	—	—	$394,389	$(13,737)	$(718)

Stock compensation — issuance of stock options	—	—	—	—	38	—	—
Stock options exercised	420,823	—	—	—	13	—	—
Treasury stock acquired	—	—	136,250	(2,862)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	42,133	—	$42,133
Foreign currency translation adjustment	—	—	—	—	—	—	353	353
Unrealized gains — cash flow hedges, net of income taxes of $2,232	—	—	—	—	—	—	4,028	4,028

Comprehensive income								$46,514

Common stock dividends declared	—	—	—	—	—	(24,920)

Balance at December 31, 2006	33,303,031	33	136,250	(2,862)	394,440	3,476	3,663

Stock compensation — issuance of stock options	—	—	—	—	18	—	—
Stock options exercised	47,285	—	—	—	233	—	—
Stock compensation — issuance of restricted stock	132,000	—	—	—	539	—	—
Treasury stock acquired	—	—	276,029	(6,309)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	38,791	—	$38,791
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Amortization of cash flow hedges, net of income taxes of $(679)	—	—	—	—	—	—	(1,227)	(1,227)

Comprehensive income								$37,655

Common stock dividends declared	—	—	—	—	—	(37,409)	—

Balance at December 31, 2007	33,482,316	33	412,279	(9,171)	395,230	4,858	2,527

Stock compensation — issuance of stock options	—	—	—	—	22	—	—
Stock options exercised	2,500	—	—	—	45	—	—
Stock compensation — issuance of restricted stock	1,000	—	—	—	1,181	—	—
Treasury stock acquired	—	—	643,200	(10,955)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	35,796	—	35,796
Foreign currency translation adjustment	—	—	—	—	—	—	(1,556)	(1,556)
Amortization of cash flow hedges, net of income taxes of $ (439)	—	—	—	—	—	—	(795)	(795)

Comprehensive income	—	—	—	—	—	—	—	$33,445

Common stock dividends declared	—	—	—	—	—	(52,744)	—

Balance at December 31, 2008	33,485,816	$33	1,055,479	$(20,126)	$396,478	$(12,090)	$176

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$35,796	$38,791	$42,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,450	101,670	103,849
Net (gain) on sale of leasing equipment	(23,534)	(12,119)	(6,242)
Net (gain) on sale of container portfolios	(2,789)	—	—
Deferred income taxes	18,039	20,904	25,412
(Gain) on debt extinguishment	(23,772)	—	—
Unrealized loss (gain) on interest rate swaps	76,047	27,883	8,282
Write-off of deferred financing costs	250	204	2,367
Amortization of deferred financing costs	1,046	903	786
Stock compensation charge	1,203	557	38
Changes in operating assets and liabilities:
Accounts receivable	(126)	(2,319)	(2,848)
Accounts payable	2,046	(328)	137
Accrued expenses	2,865	(3,205)	2,156
Income taxes payable	(41)	(207)	103
Other assets	361	169	185
Net equipment purchased for resale activity	716	(7,644)	989
Other, net	2,456	1,145	(3,476)

Net cash provided by operating activities	201,013	166,404	173,871

Cash flows from investing activities:
Purchases of leasing equipment	(450,902)	(334,476)	(188,676)
Proceeds from sale of equipment leasing fleet, net of selling costs	83,956	63,006	58,462
Proceeds from sale of container portfolios	40,539	—	—
Investments in finance leases	(41,733)	(58,407)	(64,664)
Cash collections on finance lease receivables, net of income earned	28,232	24,791	15,248
Other	134	92	353

Net cash used in investing activities	(339,774)	(304,994)	(179,277)

Cash flows from financing activities:
Stock options exercised	45	233	13
Financing fees paid under debt facilities	(3,210)	(1,030)	(6,420)
Borrowings under debt facilities	452,983	565,106	838,710
Payments under debt facilities	(274,445)	(357,338)	(776,833)
Payment to extinguish debt due to repurchase	(24,104)	—	—
Proceeds received from capital leases	44,366	—	—
Payments under capital lease obligations	(7,122)	(2,649)	(1,365)
Purchases of treasury stock	(10,955)	(5,891)	(2,862)
Decrease (increase) in restricted cash	1,899	(3,533)	(14,526)
Common stock dividends paid	(52,534)	(47,313)	(14,929)

Net cash provided by financing activities	126,923	147,585	21,788

Net (decrease) increase in cash and cash equivalents	(11,838)	8,995	16,382
Unrestricted cash and cash equivalents, beginning of period	52,636	43,641	27,259

Unrestricted cash and cash equivalents, end of period	$40,798	$52,636	$43,641

Supplemental disclosures:
Interest paid	$64,388	$52,425	$47,632
Income taxes paid	$313	$262	$167
Supplemental non-cash financing activities:
Purchases of leasing equipment financed through capital lease obligations	$9,375	$9,653	$25,178
Transfers from leasing equipment to finance leases	$33,399	$3,256	$25,086

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business and Basis of Presentation

TAL International Group, Inc. (“TAL”or the “Company”) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. and their subsidiaries.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is provided based upon a review of the collectability of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.

Concentration of Credit Risk

The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history. For the year ended December 31, 2008, one customer accounted for 15% of leasing revenues. For the years ended December 31, 2007 and 2006, one customer accounted for 18% of leasing revenues. For the years ended December 31, 2008, 2007 and 2006, another customer accounted for 41%, 46% and 62%, respectively, of net investment in finance leases, and in 2007 one other customer accounted for 11% of net investment in finance leases.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment in Finance Leases

The amounts reported as net investment in finance leases are recorded at the aggregate future lease payments, including any purchase options granted to customers, less allowances for uncollectible amounts and unearned income. Allowances are provided based upon a review of the collectability of gross finance lease receivables, and considers the risk profile of the receivables, credit quality indicators such as the level of past due amounts, if any, and economic conditions. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenue.

Leasing Equipment

In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to our customers. Occasionally, the Company may also purchase used equipment with the intention of leasing such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company’s third party owner investors.

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. The Company will continue to review its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted. If indicators of impairment are present, a determination is made as to whether the carrying value of the Company’s fleet exceeds its estimated future undiscounted cash flows. Leasing equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recovered. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.

When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates, and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimate of future undiscounted cash flows. These estimates are principally based on the Company’s historical experience and management’s judgment of market conditions.

Estimated useful lives and residual values have been principally determined based on the Company’s historical disposal experience. The estimated useful lives and residual values for the Company’s leasing equipment from the date of manufacture are as follows:

	Useful
	Lives
	(Years)	Residual Values ($)

Dry container units	13	$750 to $900
Refrigerated container units	12	$2,200 to $2,700
Special container units	14	$600 to $1,200
Tank container units	20	$3,000
Chassis	20	$1,200

Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. The Company charges to expense inspection costs on new equipment and repair and maintenance costs that do not extend the lives of the assets at the time the costs are incurred, and include these costs in direct operating expenses.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The net book value of the leasing equipment by principal equipment type at December 31, 2008 and 2007 was (in thousands):

	2008	2007

Dry container units	$999,085	$832,799
Refrigerated container units	307,986	281,252
Special container units	134,868	97,570
Tank container units	32,577	3,405
Chassis	60,967	55,916

	$1,535,483	$1,270,942

Included in the amounts above are units not on lease at December 31, 2008 and 2007 with a total net book value of $146.0 million and $118.3 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expenses in the consolidated statements of operations.

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

Equipment Held For Sale

When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment Held For Resale — Trading Activity

On an opportunistic basis, the Company purchases used equipment with markings or specifications different from its own equipment for purposes of reselling it within a short time frame for a net profit.

Equipment purchased for resale is reported as equipment held for sale due to the short timeframe, generally less than one year, between the time the equipment is purchased and the time the equipment is sold. Due to this short expected holding period, cash flows associated with equipment held for resale are classified as operating cash flows. Equipment trading revenue represents the proceeds from the sale of this equipment, while Equipment trading expense includes the cost of equipment sold and any costs to sell such equipment, including administrative costs.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the Acquisition, the Company recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company’s carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company’s annual review of goodwill, conducted in the fourth quarter of 2008, indicated that no impairment of goodwill existed.

Deferred Financing Costs

Deferred financing costs represent the fees incurred in connection with the financing of the Company’s debt obligations and are amortized over the estimated term of the obligations using the effective interest method.

Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity and are determined to be an extinguishment of debt.

Intangibles

As a result of the Acquisition, the Company recorded intangible assets related to the fair value of its lease relationships, which are included in other assets at December 31, 2008 and 2007. The fair value of the assets on the date of the Acquisition was $4.8 million, which is being amortized over three to seven years. Accumulated amortization was $3.2 million and $2.7 million as of December 31, 2008 and 2007, respectively. Estimated amortization for each of the next three years will be approximately $0.6 million, $0.6 million, and $0.4 million, respectively.

In October 2007 and May 2008, as the result of a purchase of managed containers, the Company recorded intangible assets related to the fair value of the lease relationships, which are included in other assets at December 31, 2008 and 2007. The fair value of the assets on the date of purchase was $4.1 million, which is

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized over one to seven years. Accumulated amortization was $1.9 million and $0.4 million as of December 31, 2008 and 2007, respectively. Estimated amortization for each of the next five years will be approximately $1.2 million, $0.6 million, $0.2 million, $0.1 million and $0.1 million, respectively.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other assets approximated fair value at December 31, 2008 and 2007.

The interest on the Company’s various credit facilities is based on variable interest rates. The Company estimates that at December 31, 2008 and December 31, 2007, the carrying value of the Company’s debt instruments was approximately $52.6 and $27.0 million higher, respectively, than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company’s estimate of current market interest rate spreads at that time.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. The Company’s leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received.

In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, the Company is responsible for fulfillment of the services, supplier selection and service specifications, and has ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.

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

Equipment Trading Revenue and Expense

Equipment trading revenue represents the proceeds from the sale of equipment purchased for resale and is recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expense in the consolidated statements of operations.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Fee Income

The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. We collect amounts billed and pay operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company’s financial statements until paid as required by our contracts. As of December 31, 2008 and December 31, 2007, approximately $4.6 million and $5.1 million, respectively, was reflected in accounts payable and other accrued expenses, which represents unpaid net earnings owed to third party owners of managed equipment.

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

Derivative Instruments

The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities. Effective April 12, 2006, the Company de-designated its existing hedging agreements (see Note 3).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the Company’s financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Foreign Currency Translation and Remeasurement

The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company’s UK subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

The Company also has certain cash accounts and certain finance lease receivables that are denominated in a currency other than the functional currency of the Company. These assets are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at rates of exchange in effect at that date.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

In 2008, 2007 and 2006, the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Comprehensive Income

Comprehensive income includes net income, unrealized gains and related amortization, net of income taxes on derivative instruments designated as cash flow hedges and foreign currency translation adjustments. No other elements of comprehensive income exist.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, utilizing the treasury stock method.

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company will adopt SFAS 161 on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Early adoption is not permitted. Implementation of SFAS 141R is prospective. The Company will adopt SFAS 141R and SFAS 160 on January 1, 2009 and believes that the adoption of these accounting standards will not have an impact on the Company’s current consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits companies to choose to

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 —	Debt

Debt consisted of the following (amounts in thousands):

	December 31,	December 31,
	2008	2007

Asset backed securitization (ABS)
Term notes — Series 2006-1	$451,000	$566,667
Term notes — Series 2005-1 (converted from warehouse facility)	389,583	379,500
Asset backed credit facility	225,000	—
Revolving credit facility	100,000	98,500
Finance lease facility	47,406	49,500
2007 Term loan facility	33,658	20,000
Port equipment facility	12,326	15,043
Capital lease obligations	92,063	45,444

Total	$1,351,036	$1,174,654

Debt maturities (excluding capital lease obligations) amounts in thousands:

Fiscal years ending
2009	$122,752
2010	163,396
2011	145,892
2012	245,066
2013	144,031
2014 and thereafter	437,836

Total	$1,258,973

Interest rates on all of the Company’s debt obligations (except capital lease obligations) are based on floating rate indices (such as LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on its long-term borrowings by entering into interest rate swap contracts.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Backed Securitization Program

On April 12, 2006, TAL Advantage I LLC, a special purpose entity (the “SPE”) which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes issued two series of floating rate secured notes under its Asset Backed Securitization (“ABS”) program designed to reduce borrowing costs and enhance financing resources for the Company’s container fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the “Term Notes Series 2006-1”). The Series 2006-1 Notes amortize in equal monthly installments and have a final maturity of April 2021. At December 31, 2008, the outstanding balance under the Term Notes Series 2006-1 was $451.0 million. The 2008 weighted average interest rate on the ABS Term Notes was 3.4%. At December 31, 2007, the outstanding balance under the Term Notes Series 2006-1 was $566.7 million. The 2007 weighted average interest rate on the ABS Term Notes was 5.8%.

During the fourth quarter of 2008, the Company repurchased approximately $48.2 million of the Series 2006-1 Term Notes and recorded a gain on debt extinguishment of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

On April 12, 2006, the SPE entered into a floating rate revolving facility (the “Term Notes Series 2005-1”) under the ABS program. The Term Notes Series 2005-1 originally provided up to $300.0 million of borrowing capacity to support future fleet expansion. The Term Notes Series 2005-1 had a two year revolving period that precedes a term period in which the outstanding balance amortizes in equal monthly installments. The Term Notes Series 2005-1 has a final maturity of April 2023.

On August 24, 2007, the SPE increased the commitment amount of its Term Notes Series 2005-1 from $300.0 million to $350.0 million and on November 19, 2007, the SPE increased the commitment amount from $350.0 million to $425.0 million. On April 12, 2008, the Company’s ABS Warehouse Facility automatically converted to a term loan, with an increased interest margin of 0.7%, payable in equal monthly installments over nine years. The balance outstanding under the facility on the conversion date was $425 million. At December 31, 2008, the outstanding balance under the Term Notes Series 2005-1 was $389.6 million. The 2008 weighted average interest rate on the Term Note Series 2005-1 was 3.8%. At December 31, 2007, the outstanding balance under the Term Notes Series 2005-1 was $379.5 million. The 2007 weighted average interest rate on the Term Note Series 2005-1 was 6.0%.

The borrowing capacity under the ABS program is determined by applying the advance rate of 82% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days plus restricted cash. The net book value for purposes of calculating the borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Under the ABS program, the borrower is required to maintain restricted cash balances on deposit in a designated bank account equal to five months of interest expense.

Asset Backed Credit Facility

On March 27, 2008, TAL Advantage II, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., entered into a $125 million Asset Backed Credit Facility. The facility initially had a 15 month revolving credit period, commencing on the date of the facility, followed by a nine year term period in which the outstanding balance amortizes in equal monthly installments. TAL has guaranteed the obligations of TAL Advantage II, LLC under the facility. On June 30, 2008, the borrowing capacity under the Asset Backed Credit Facility was increased to $150 million. On September 15, 2008, the borrowing capacity under the Asset Backed Credit Facility was further increased to $225 million and the revolving period was extended to June 30, 2010, on which date the facility will convert to a term facility and amortize in equal monthly installments through June 2018. The interest rate margin will increase by 75 basis points when converted to a term facility.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was $225.0 million outstanding under this facility as of December 31, 2008. The weighted average interest rate on the Asset Backed Credit Facility was 4.4% for the period from March 27, 2008 — December 31, 2008.

The borrowing capacity under the Asset Backed Credit Facility is determined by applying the advance rate of 82% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days. The net book value for purposes of calculating the borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type.

Revolving Credit Facility

On August 15, 2007, the Company entered into a Revolving Credit Facility which refinanced the previously existing Senior Secured Credit Facility, which terminated in accordance with its terms. The initial commitment under the Revolving Credit Facility was $135.0 million, and stepped down to $100.0 million on March 31, 2008. The maturity date of the Revolving Credit Facility is August 15, 2012. The outstanding balance under the facility was $100.0 million at December 31, 2008 and $98.5 million at December 31, 2007. The weighted average interest rate on the Revolving Credit Facility was 3.8% for the year ended December 31, 2008 and 6.2% for the year ended December 31, 2007. The Company is required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

Finance Lease Facility

On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the “Finance Lease Facility”). The Company’s borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers. The Finance Lease Facility had a two year revolving period that preceded a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The outstanding balance under the facility was $47.4 million at December 31, 2008 and $49.5 million at December 31, 2007. The weighted average interest rate on the Finance Lease Facility was 3.9% for the year ended December 31, 2008 and 6.2% for the year ended December 31, 2007. The borrowing capacity under the Finance Lease Facility is determined by applying the advance rate of 90% against the lesser of the original equipment cost or the net present value of the minimum lease payments discounted using the facility rate at the time of borrowing.

2007 Term Loan Facility

On November 19, 2007, the Company entered into a three year term loan (the “2007 Term Loan”), which is secured by approximately 57,000 TEU of previously managed dry and special containers that the Company purchased on October 1, 2007. The final maturity date of the loan is November 19, 2010. Our initial borrowing under this facility of $20.0 million was made on November 19, 2007. The Company made an additional borrowing under this facility of $19.9 million on January 2, 2008 pursuant to a lender commitment dated December 20, 2007. The outstanding balance under the facility was $33.7 million at December 31, 2008 and $20.0 million at December 31, 2007. The weighted average interest rate on the 2007 Term Loan was 3.5% for the year ended December 31, 2008 and 5.9% for the year ended December 31, 2007. The borrowing capacity under the 2007 Term Loan is determined by applying the advance rate of 80% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 90 days. The net book value for purposes of the borrowing base calculation is the equipment acquisition cost depreciated at an annual rate of 8%.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Port Equipment Facility

On December 28, 2006, the Company entered into a Euro denominated credit facility to support its financing of port equipment (the “Port Equipment Facility”). The Port Equipment Facility has an eight year term, which amortizes on a monthly basis. The outstanding balance under the facility was $12.3 million (Euro 8.8 million) at December 31, 2008 and $15.0 million (Euro 10.4 million) at December 31, 2007. The weighted average interest rate on the Port Equipment Facility was 5.3% for the year ended December 31, 2008 and 5.0% for the year ended December 31, 2007.

Capital Lease Obligations

The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year TRAC leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. The TRAC payment is a stated amount that represents a percentage of the lessor’s cost of the equipment and is included in the minimum lease payments. The minimum lease payments are amortized over the lease term based on the interest method to produce a constant periodic rate of interest on the remaining balance of the obligation. For income tax purposes, these leases are treated as operating leases.

In August 2008 and December 2008, we entered into sale-leaseback transactions for approximately 12,500 and 2,250 of new containers for net proceeds of $33.9 million and $10.5 million, respectively. The leases were accounted for as capital leases with interest expense recognized on a level yield basis over seven years, at which point there are early purchase options. As the estimated fair value of the assets sold exceeded their carrying value, in the August 2008 transaction, the excess of the carrying value over the proceeds resulted in a loss of $0.4 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years. The December 2008 transaction resulted in a gain of $0.7 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years.

The weighted average interest rate for these leases as of December 31, 2008 and 2007 was 4.6% and 4.9%, respectively. The total lease obligation was $92.1 million as of December 31, 2008, and was $45.4 million as of December 31, 2007.

At December 31, 2008, future lease payments under these capital leases are as follows (in thousands):

2009	$11,112
2010	11,387
2011	11,536
2012	11,702
2013	9,721
2014 and thereafter	59,571

115,029
Less: amount representing interest	(22,966)

Capital lease obligation	$92,063

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties.

The Company treats realized gains and losses on its interest rate swap contracts as reductions or increases to interest and debt expense as payments are received or made.

As of December 31, 2008, the Company had in place interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Weighted Average
Total Notional	Fixed Leg
Amount at	Interest Rate at	Weighted Average
December 31, 2008	December 31, 2008	Remaining Term

$1,200 million	4.25%	3.4 yrs.

As of April 12, 2006, in conjunction with the ABS program described above, the Company de-designated all of its existing interest rate swap contracts. Previously, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Therefore, during the designation period beginning November 1, 2005 and ending April 12, 2006, substantially all changes in the fair value of the interest rate swap contracts were reflected in accumulated other comprehensive income. Changes in the fair value of these interest rate swap contracts in periods before and after designation have been recognized in the consolidated statements of operations as unrealized losses on interest rate swaps.

At the time of de-designation, the change in fair value reflected in accumulated other comprehensive income was $7.5 million. This amount is being recognized in income as unrealized loss on interest rate swaps using the interest method over the remaining life of the contracts. As of December 31, 2008, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was $2.1 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.9 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity.

The fair values of the interest rate swap contracts were reflected in the consolidated balance sheets as follows ($ in millions):

	December 31,	December 31,
	2008	2007

Fair value of derivative instruments — liability	$95.2	$18.7

Fair value of derivative instruments — asset	$—	$0.8

Fair value of derivative instruments — net liability	$95.2	$17.9

Under the criteria established by SFAS No. 157, the Company performed fair value measurements of the derivative instruments, using Level 2 inputs, which are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company is using valuation techniques it believes are appropriate.

In its consolidated statements of operations, the Company recognized net unrealized losses of $76.0 million, $27.9 million, and $8.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006, which predominantly represents the change in fair value of the interest rate swap contracts, as well as amortization of other comprehensive income amounts previously recorded during the designation period of certain of the interest rate swaps.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Net Investment in Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31,	December 31,
	2008	2007

Gross finance lease receivables(1)	$267,954	$275,091
Allowance on gross finance lease receivables(2)	(1,420)	—

Gross finance lease receivables net of allowance	266,534	275,091
Unearned income(3)	(70,044)	(81,105)

Net investment in finance leases	$196,490	$193,986

(1)	At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $9.8 million and $8.8 million of unguaranteed residual value at December 31, 2008 and 2007, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2008 and 2007.

(2)	The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. As of December 31, 2008, the Company had estimated that an additional $1.4 million on the outstanding balance was necessary based on its analysis. As of December 31, 2007, the Company did not identify any receivables that were likely to become uncollectible. In addition, the finance lease portfolio had incurred minimal losses since its inception in 2002 through December 31, 2007.

(3)	The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2008 and 2007.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2008 are as follows (in thousands):

2009	$47,407
2010	44,576
2011	41,444
2012	37,888
2013	32,316
2014 and thereafter	64,323

$267,954

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share of the Company for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$35,796	$38,791	$42,133

Denominator:
Weighted average shares outstanding for basic earnings per share	32,572,901	33,183,252	32,987,077
Dilutive stock options	120,419	186,706	443,361

Weighted average shares for diluted earnings per share	32,693,320	33,369,958	33,430,438

Earnings per share: — Basic	$1.10	$1.17	$1.28

Earnings per share — Diluted	$1.09	$1.16	$1.26

For the years ended December 31, 2008, 2007 and 2006 shares of restricted stock and options to purchase shares of common stock of 18,000, 5,000, and 6,500, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 6 —	Capital Stock and Stock Options

Dividends

We paid the following quarterly dividends during the year ended December 31, 2008 and 2007 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment

November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750
November 6, 2007	December 10, 2007	$12.5 million	$0.3750
August 15, 2007	August 29, 2007	$12.5 million	$0.3750
May 17, 2007	May 30, 2007	$12.5 million	$0.3750
February 23, 2007	March 9, 2007	$10.0 million	$0.3000

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company repurchased the following amounts of Treasury shares:

Year	Shares Purchased	Amount Paid

2008	643,200	$10.9 million
2007	276,029	$6.3 million
2006	136,250	$2.9 million

A total of 1,444,521 shares may yet be repurchased under the stock repurchase program.

Stock Options

2004 Management Stock Plan

During 2004, the Company adopted the 2004 Management Stock Plan (the “2004 Plan”), which provides for the issuance of awards in the form of stock options, stock appreciation rights, restricted stock and certain other instruments to employees, consultants and members of the Company’s board of directors. A total of 534,425 shares were reserved for issuance under the 2004 Plan.

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

2005 Management Omnibus Incentive Plan

In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the “2005 Plan”), which provided for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan.

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

Approximately $22,000, $18,000 and $18,000 of compensation cost is reflected in administrative expense in the Company’s statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of 21,000 new options granted during 2006. Total unrecognized compensation cost of approximately $32,000 as of December 31, 2008 related to options granted during 2006 will be recognized over the remaining vesting period of approximately 1.5 years.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average fair value of options granted during 2006 was $4.88. Cash received from employee exercises of stock options during 2008, 2007 and 2006 was approximately $45,000, $233,000 and $13,000, respectively. TAL did not recognize any tax benefits associated with these exercises, as the options represent “qualified” options for U.S. income tax purposes, which do not statutorily result in a tax deduction upon exercise.

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

Stock option activity under the Plans from January 1, 2008 to December 31, 2008 was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value $ in
	Options	Price	Life (Yrs)	000’s

Outstanding January 1, 2008	615,192	$18.16	7.8
Granted	—
Exercised	(2,500)	$18.00		$17
Canceled	—

Outstanding: December 31, 2008	612,692	$18.16	6.8	$0

Exercisable: December 31, 2008	603,692	$18.08	6.8	$0

Restricted Stock

During the year ended December 31, 2008, 2,000 shares of restricted stock were granted to certain members of the Company’s Board of Directors at a price of $24.69. These shares were fully vested upon issuance, and resulted in approximately $49,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the year ended December 31, 2008. In addition, six other members of the Company’s Board of Directors elected to receive cash payments equal to the value of the restricted stock issued to the other Board members. This resulted in approximately $148,000 of compensation cost which is reflected in administrative expenses in the Company’s statements of operations for the year ended December 31, 2008.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, 4,000 restricted shares became fully vested, and 1,000 shares of restricted stock were cancelled, resulting in 127,000 shares of restricted stock remaining as of December 31, 2008.

Approximately $1.1 million and $0.5 million of compensation cost is reflected in administrative expense in the Company’s statements of operations for the years ended December 31, 2008 and 2007, respectively, as a result of the restricted shares granted during 2007. Total unrecognized compensation cost of approximately $1.6 million as of December 31, 2008 related to restricted shares granted during 2007 will be recognized over the remaining vesting period of approximately 1.5 years.

Note 7 —	Segment and Geographic Information

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

The following tables show segment information for the years ended December 31, 2008, 2007 and 2006, and the consolidated totals reported (dollars in thousands):

	Equipment	Equipment
2008	Leasing	Trading	Totals

Total revenue	$324,083	$95,909	$419,992
Equipment trading expense	—	84,216	84,216
Depreciation and amortization	110,400	50	110,450
Net (gain) on sale of equipment	(23,534)	—	(23,534)
Interest and debt expense	63,797	1,186	64,983
Income before income taxes(1)	98,724	8,414	107,138
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,936,111	19,387	1,955,498
Purchases of leasing equipment(2)	450,902	—	450,902
Investments in finance leases(2)	41,733	—	41,733

(1)	Segment income before taxes excludes unrealized losses on interest rate swaps of $76,047 and gain on debt extinguishment of $(23,772).

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

	Equipment	Equipment
2007	Leasing	Trading	Totals

Total revenue	$293,062	$50,203	$343,265
Equipment trading expense	—	43,920	43,920
Depreciation and amortization	101,670	—	101,670
Net (gain) on sale of equipment	(12,119)	—	(12,119)
Interest and debt expense	51,656	473	52,129
Income before income taxes(3)	83,753	4,521	88,274
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,682,045	23,842	1,705,887
Purchases of leasing equipment(4)	334,476	—	334,476
Investments in finance leases(4)	58,407	—	58,407

(3)	Segment income before taxes excludes unrealized losses on interest rate swaps of $27,883.

(4)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

	Equipment	Equipment
2006	Leasing	Trading	Totals

Total revenue	$281,068	$24,509	$305,577
Equipment trading expense	—	21,863	21,863
Depreciation and amortization	103,849	—	103,849
Net (gain) on sale of equipment	(6,242)	—	(6,242)
Interest and debt expense	47,339	239	47,578
Income before income taxes(5)	74,552	1,618	76,170
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,444,489	11,174	1,455,663
Purchases of leasing equipment(6)	188,676	—	188,676
Investments in finance leases(6)	64,664	—	64,664

(5)	Segment income before taxes excludes unrealized losses on interest rate swaps of $8,282 and write-off of deferred financing costs of $2,367.

(6)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table represents the allocation of domestic and international revenues for the periods indicated based the customers’ primary domicile (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Total revenues:
United States of America	$45,917	$33,830	$30,730
Asia	190,900	162,605	142,522
Europe	148,828	120,804	112,316
Other international	34,347	26,026	20,009

Total	$419,992	$343,265	$305,577

As substantially all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s long-lived assets are considered to be international.

Note 8 —	Net (Gain) on Sale of Leasing Equipment

The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Impairment loss on equipment held for sale	$849	$1,483	$3,276
(Gain) on sale of equipment — net of selling costs	(24,383)	(13,602)	(9,518)

Net (gain) on sale of leasing equipment	$(23,534)	$(12,119)	$(6,242)

Note 9 —	Income Taxes

The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current taxes:
Federal	$223	$—	$—
State	—	—	—
Foreign	(18)	78	190

	205	78	190

Deferred taxes:
Federal	19,113	20,727	22,339
State	(285)	599	638
Foreign	34	196	221

	18,862	21,522	23,198

Total	$19,067	$21,600	$23,388

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Federal income taxes at statutory rate	$19,203	$21,137	$22,932
State income taxes (net of federal income tax benefit)	214	389	421
Reversal of deferred state tax liabilities (net of federal income tax expense)	(400)	—	—
Other/effect of permanent differences	50	74	35

	$19,067	$21,600	$23,388

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007

Deferred income tax assets:
Net operating loss carryforwards	$33,593	$37,038
Allowance for losses	1,870	471
Derivative instruments	33,692	6,389
Deferred income	6,516	4,697
Accrued liabilities & other	5,267	3,173

	80,938	51,768

Deferred income tax liabilities:
Accelerated depreciation	148,645	103,217
Goodwill amortization	5,858	4,106

	154,503	107,323

Net deferred income tax liability	$73,565	$55,555

The Company has U.S. Federal net operating loss carryforwards of approximately $94.0 million at December 31, 2008. These losses will expire in 2025 through 2027. The Company expects to fully apply these losses to the future taxable income that will be generated through the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. In addition, the Company is monitoring changes in ownership of its stock that may trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

The Company has adopted the provisions of FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, the Company has evaluated all of its tax positions, and determined the cumulative effect of all uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. The Company’s current and deferred income tax liability after adoption of FIN 48 continue to be the same as they were prior to adoption.

The Company did not have any material unrecognized tax benefits at January 1, 2008 or at December 31, 2008. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. In

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, there is no affect to the effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2004 through 2008 tax years remain subject to examination by major tax jurisdictions.

Note 10 —	Savings Plan

The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for the years ended December 31, 2008, 2007 and 2006 were approximately $0.3 million, $0.3 million, and $0.3 million, respectively.

Note 11 —	Rental Income Under Operating Leases

The following are the minimum future rentals at December 31, 2008 due TAL under non-cancelable operating leases of the Company’s equipment (in thousands):

2009	$156,039
2010	124,141
2011	101,857
2012	85,469
2013	57,847
2014 and thereafter	73,519

$598,872

Minimum lease revenues are recognized on a straight line basis over the lease term or, absent a specified lease term, estimated on hire period, inclusive of any free or reduced rent periods.

Note 12 —	Commitments and Contingencies

Lease Commitments

The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was approximately $2.4 million, $2.3 million, and $2.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2008 were as follows (in thousands):

2009	$3,157
2010	1,720
2011	876
2012	232
2013	—
2014 and thereafter	—

$5,985

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2009	$430
2010	430
2011	430
2012	179
2013	—
2014 and thereafter	—

$1,469

Residual Value Guarantees

During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain sale transactions and broker transactions. The guarantees represent the Company’s commitment that these assets will be worth a specified amount at the end of lease terms which expire in 2016. At December 31, 2008, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values, which approximate fair values, of the guarantees of $1.1 million, have been deferred and are included in accounts payable and accrued expenses. The Company expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by SFAS No. 157, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company is using valuation techniques it believes are appropriate.

Purchase Commitments

At December 31, 2008, the Company had commitments to purchase equipment in the amount of $12.8 million payable in 2009.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, management of the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnities

The Revolving Credit Facility, the Asset Backed Securitization Program and the Asset Backed Credit Facility contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company’s debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2008:
Total revenues	$101,098	$103,158	$107,687	$108,049
Net (loss) income(1)	$(3,793)	$40,318	$14,534	$(15,263)
Net (loss) income per basic common share	$(0.12)	$1.24	$0.45	$(0.47)
Net (loss) income per diluted common share	$(0.12)	$1.23	$0.44	$(0.47)
2007:
Total revenues	$79,572	$84,732	$87,561	$91,400
Net income(2)	$11,086	$20,764	$3,538	$3,403
Net income per basic common share	$0.33	$0.63	$0.11	$0.10
Net income per diluted common share	$0.33	$0.62	$0.11	$0.10

(1)	2008 net income reflects unrealized losses on interest rate swaps of $31,745 ($20,487 on an after-tax basis), and $72,774 ($46,957 on an after-tax basis) in the first and fourth quarters of 2008, respectively. Unrealized gains on interest rate swaps of $35,843 ($23,132 on an after-tax basis) are reflected in the second quarter of 2008. Gain on extinguishment of debt of $23,772 ($15,339 on an after-tax basis) are reflected in the fourth quarter of 2008.

(2)	2007 net income reflects unrealized losses on interest rate swaps of $16,400 ($10,529 on an after-tax basis) and $19,532 ($12,533 on an after-tax basis) in the third and fourth quarters of 2007, respectively.

Note 14 —	Foreign Currency Activities

The Company recorded $1.1 million of unrealized foreign currency exchange losses in the year ended December 31, 2008 and $0.8 million of unrealized foreign currency exchange gains in the year ended December 31, 2007, which resulted primarily from fluctuations in exchange rates related its Euro and Pound Sterling transactions and related assets.

In April 2008, the Company entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $1.0 million at December 31, 2008, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet. Under the criteria established by SFAS No. 157, the Company performed a fair value measurement of the derivative contract, using Level 2 inputs, which are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company is using valuation techniques it believes are appropriate.

Note 15 —	Subsequent events

Treasury Stock Purchases

From January 1, 2009 through February 26, 2009, the Company repurchased 371,260 of its common shares at a total cost of approximately $3.6 million.

Quarterly Dividend

On February 25, 2009, the Company’s Board of Directors approved and declared a $0.01 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 26, 2009 to shareholders of record at the close of business on March 12, 2009.

SCHEDULE II

TAL International Group, Inc.

Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	Beginning	Additions/			Ending
	Balance	(Reversals)	Write-offs	Other(a)	Balance

Finance Lease — Allowance for doubtful accounts:
For the year ended December 31, 2008	$0	$4,117	$(2,700)	$3	$1,420
For the year ended December 31, 2007	$0	$0	$0	$0	$0
For the year ended December 31, 2006	$0	$0	$0	$0	$0

Accounts Receivable — Allowance for doubtful accounts:
For the year ended December 31, 2008	$961	$329	$(471)	$(12)	$807
For the year ended December 31, 2007	$266	$700	$(3)	$(2)	$961
For the year ended December 31, 2006	$820	$(526)	$(19)	$(9)	$266

Finance Lease — Allowance for equipment loss:
For the year ended December 31, 2008	$0	$160	$(159)	$0	$1
For the year ended December 31, 2007	$0	$0	$0	$0	$0
For the year ended December 31, 2006	$0	$0	$0	$0	$0

Accounts Receivable — Allowance for equipment loss:
For the year ended December 31, 2008	$92	$272	$(49)	$—	$315
For the year ended December 31, 2007	$17	$92	$(17)	$—	$92
For the year ended December 31, 2006	$138	$(3)	$(118)	$—	$17

(a)	Primarily relates to the effect of foreign currency translation.

S-1