Form 10-Q
period 2009-03-31
TAL International Group, Inc.
filed 2009-05-08
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

As of May 1, 2009, there were 31,348,990 shares of the Registrant’s common stock, $.001 par value outstanding.

TAL INTERNATIONAL GROUP, INC.
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “think,” “plan,” “will,” “should,” “intend,” “seek,” “potential” and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 3, 2009, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

The consolidated financial statements of TAL International Group, Inc. (“TAL” or the “Company”) as of March 31, 2009 (unaudited) and December 31, 2008 and for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 3, 2009, from which the accompanying December 31, 2008 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets:
Leasing equipment, net of accumulated depreciation and allowances of $367,289 and $352,089	$1,489,051	$1,535,483
Net investment in finance leases, net of allowances of $1,517 and $1,420	208,445	196,490
Equipment held for sale	39,688	32,549

Revenue earning assets	1,737,184	1,764,522
Cash and cash equivalents (including restricted cash of $15,180 and $16,160)	48,792	56,958
Accounts receivable, net of allowances of $816 and $807	33,627	42,335
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $4,441 and $4,181	1,614	1,832
Goodwill	71,898	71,898
Deferred financing costs	8,174	8,462
Other assets	6,079	8,540
Fair value of derivative instruments	1,170	951

Total assets	$1,908,538	$1,955,498

Liabilities and stockholders’ equity:
Equipment purchases payable	$5,810	$27,224
Fair value of derivative instruments	90,370	95,224
Accounts payable and other accrued expenses	43,752	43,978
Deferred income tax liability	82,640	73,565
Debt	1,313,335	1,351,036

Total liabilities	1,535,907	1,591,027
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,487,816 and 33,485,816 shares issued respectively	33	33
Treasury stock, at cost, 2,077,397 and 1,055,479 shares, respectively	(28,305)	(20,126)
Additional paid-in capital	396,765	396,478
Accumulated earnings (deficit)	4,205	(12,090)
Accumulated other comprehensive (loss) income	(67)	176

Total stockholders’ equity	372,631	364,471

Total liabilities and stockholders’ equity	$1,908,538	$1,955,498

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Revenues:
Leasing revenues:
Operating leases	$78,047	$72,432
Finance leases	5,055	4,956

Total leasing revenues	83,102	77,388
Equipment trading revenue	16,088	22,654
Management fee income	669	725
Other revenues	296	331

Total revenues	100,155	101,098

Expenses:
Equipment trading expenses	14,775	21,063
Direct operating expenses	9,825	7,077
Administrative expenses	11,622	9,787
Depreciation and amortization	29,109	26,828
Provision for doubtful accounts	321	47
Net (gain) on sale of leasing equipment	(3,596)	(4,300)
Interest and debt expense	17,361	14,729
Unrealized (gain) loss on interest rate swaps	(5,063)	31,745

Total expenses	74,354	106,976

Income (loss) before income taxes	25,801	(5,878)
Income tax expense (benefit)	9,185	(2,085)

Net income (loss)	$16,616	$(3,793)

Net income (loss) per common share — Basic	$0.52	$(0.12)

Net income (loss) per common share — Diluted	$0.52	$(0.12)

Weighted average number of common shares outstanding — Basic	31,970	32,637
Weighted average number of common shares outstanding — Diluted	31,981	32,637
Cash dividends paid per common share	$0.01	$—

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$16,616	$(3,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,109	26,828
Amortization of deferred financing costs	288	224
Net (gain) on sale of leasing equipment	(3,596)	(4,300)
Unrealized (gain) loss on interest rate swaps	(5,063)	31,745
Deferred income taxes	9,149	(2,278)
Stock compensation charge	287	280
Equipment purchased for resale	2,863	269
Changes in operating assets and liabilities	6,443	(15,058)

Net cash provided by operating activities	56,096	33,917

Cash flows from investing activities:
Purchases of leasing equipment	(24,383)	(64,634)
Investments in finance leases	(17,902)	(5,847)
Proceeds from sale of equipment leasing fleet, net of selling costs	16,291	17,153
Cash collections on finance lease receivables, net of income earned	7,410	6,464
Other	(83)	54

Net cash used in investing activities	(18,667)	(46,810)

Cash flows from financing activities:
Dividends paid	(320)	—
Purchase of treasury stock	(8,179)	(7,955)
Financing fees paid under debt facilities	—	(937)
Borrowings under debt facilities	—	103,958
Payments under debt facilities	(31,289)	(56,936)
Payments under capital lease obligations	(5,807)	(2,449)
Decrease in restricted cash	980	115

Net cash (used in) provided by financing activities	(44,615)	35,796

Net (decrease) increase in cash and cash equivalents	(7,186)	22,903
Unrestricted cash and cash equivalents, beginning of period	40,798	52,636

Unrestricted cash and cash equivalents, end of period	$33,612	$75,539

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$5,810	$91,159
Purchases of leasing equipment financed through capital lease obligations	—	$9,375

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

The Company provides long-term leases, service leases and finance leases, along with maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

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

C.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. The Company adopted SFAS 161 on January 1, 2009. SFAS 161 did not impact the consolidated financial results as it is disclosure-only in nature.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Implementation of SFAS 141R is prospective. The Company adopted SFAS 141R and SFAS 160 on January 1, 2009 and there was no impact on its consolidated results of operations and financial position.

Note 2 —	Treasury Stock and Dividends

Treasury Stock

The Company repurchased 1,021,918 shares of its outstanding common stock in the open market during the quarter ended March 31, 2009 at a total cost of approximately $8.2 million.

The Company repurchased 362,100 shares of its outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Dividends

On February 25, 2009, the Company declared a quarterly dividend of $0.01 per share or an aggregate of approximately $0.3 million on its issued and outstanding common stock which was paid on March 26, 2009 to shareholders of record at the close of business on March 12, 2009.

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

Stock Options

There was approximately $5,000 and $6,000 of compensation cost reflected in administrative expense in the Company’s statements of operations for the three months ended March 31, 2009 and March 31, 2008, respectively, related to the Company’s stock-based compensation plans as a result of 21,000 options granted during the year ended December 31, 2006 (of which 3,000 options were cancelled in 2007). Total unrecognized compensation cost of approximately $27,000 as of March 31, 2009 will be recognized over the remaining vesting period of approximately 1.25 years.

Stock option activity under the plans from January 1, 2009 to March 31, 2009 was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Options	Price	Life (Yrs)	$ in 000’s

Outstanding January 1, 2009	612,692	$18.16	6.8
Granted	—
Exercised	—
Canceled	—

Outstanding March 31, 2009	612,692	$18.16	6.6	$0

Exercisable March 31, 2009	603,692	$18.08	6.6	$0

Restricted Stock

Approximately $264,000 and $274,000 of compensation cost is reflected in administrative expense in the Company’s statements of operations for the three months ended March 31, 2009 and March 31, 2008, respectively, as a result of 127,000 restricted shares granted during 2007, of which 61,000 shares will become fully vested on January 1, 2010 and 66,000 shares will become fully vested on January 1,

2011. Total unrecognized compensation cost of approximately $1.3 million as of March 31, 2009 related to restricted shares granted during 2007 will be recognized over the remaining vesting period of approximately 1.3 years.

In addition, there was approximately $18,000 of compensation cost reflected in administrative expense in the Company’s statement of operations for the three months ended March 31, 2009 as a result of 2,000 restricted shares granted to a member of the Company’s Board of Directors on February 24, 2009. The closing price of the stock on that date was $8.83. These shares were fully vested upon issuance.

Note 4 —	Debt

Debt consisted of the following (amounts in thousands):

	March 31,	December 31,
	2009	2008

Asset backed securitization (ABS)
Term notes — Series 2006-1	$435,625	$451,000
Term notes — Series 2005-1	377,778	389,583
Asset backed credit facility	225,000	225,000
Revolving credit facility	100,000	100,000
Finance lease facility	45,172	47,406
2007 Term loan facility	32,258	33,658
Port equipment facility	11,246	12,326
Capital lease obligations	86,256	92,063

Total	$1,313,335	$1,351,036

Note 5 — Derivative Instruments

Interest Rate Swaps

The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company’s exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties.

As of March 31, 2009, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional
Amount at	Weighted Average Fixed Leg	Weighted Average
March 31, 2009	Interest Rate at March 31, 2009	Remaining Term

$1,223 million	4.19%	3.4 years

Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income (loss) due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of March 31, 2009, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income (loss) was approximately $1.9 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.9 million. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity. All interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under SFAS No, 133, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized (gains)/ losses on interest rate swaps.

Under the criteria established by Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

Foreign Currency Rate Swaps

In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 6.8 million Euros and receive approximately $10.5 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under SFAS No. 133, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

Under the criteria established by SFAS No. 157, the fair value measurement of the foreign currency rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
$ in Millions

	Asset Derivatives
	March 31, 2009		December 31, 2008
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$—
Foreign exchange contracts	Fair Value of Derivative Instruments	$1.2	Fair Value of Derivative Instruments	$1.0

Total Derivatives		$1.2		$1.0

	Liability Derivatives
	March 31, 2009		December 31, 2008
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Fair Value of Derivative Instruments	$90.4	Fair Value of Derivative Instruments	$95.2
Foreign exchange contracts	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$—

Total Derivatives		$90.4		$95.2

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Effect of Derivative Instruments on Statement of Operations
$ in Millions

		Amount of (Gain)
		Loss Recognized in
		Income on
		Derivatives
	Location of (Gain)	Three Months Ended
	Loss Recognized in	March 31,
Derivative Instrument	Income on Derivatives	2009	2008
Interest rate contracts	Unrealized (gain) loss of interest rate swaps	$(5.1)	$31.7

Foreign exchange contracts	Administrative Expense	$(0.2)	$—

Total		$(5.3)	$31.7

Note 6 —	Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 (in thousands, except earnings per share):

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income (loss) applicable to common stockholders for basic and diluted earnings (loss) per share	$16,616	$(3,793)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	31,970	32,637
Dilutive stock options	11	—

Weighted average shares for diluted earnings (loss) per share	31,981	32,637

Earnings (loss) per share:
Basic	$0.52	$(0.12)

Diluted	$0.52	$(0.12)

For the quarter ended March 31, 2009, 683,692 shares of restricted stock and options to purchase shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Due to the net loss incurred for the quarter ended March 31, 2008, 747,192 shares of restricted stock and options to purchase shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 7 —	Segment and Geographic Information

Industry Segment Information

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment.

The following tables show segment information for the three months ended March 31, 2009 and March 31, 2008, and the consolidated totals reported (dollars in thousands):

	Equipment	Equipment
2009	Leasing	Trading	Totals

Total revenue	$83,941	$16,214	$100,155
Equipment trading expense	—	14,775	14,775
Depreciation expense	29,075	34	29,109
Net (gain) on sale of equipment	(3,596)	—	(3,596)
Interest expense	17,180	181	17,361

Pre-tax income(1)	20,111	627	20,738

Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,892,014	16,524	1,908,538
Purchases of leasing equipment(2)	24,383	—	24,383
Investments in finance leases(2)	17,902	—	17,902

(1)	Segment income before taxes excludes unrealized (gain) on interest rate swaps of $(5,063).

(2)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

	Equipment	Equipment
2008	Leasing	Trading	Totals

Total revenue	$78,355	$22,743	$101,098
Equipment trading expense	—	21,063	21,063
Depreciation expense	26,823	5	26,828
Net (gain) on sale of equipment	(4,300)	—	(4,300)
Interest expense	14,480	249	14,729

Pre-tax income(3)	24,868	999	25,867

Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,803,543	34,255	1,837,798
Purchases of leasing equipment(4)	64,634	—	64,634
Investments in finance leases(4)	5,847	—	5,847

(3)	Segment income before taxes excludes unrealized losses on interest rate swaps of $31,745.

(4)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

Note: There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment.

Geographic Segment Information

The Company’s customers use the Company’s containers throughout their many worldwide trade routes. Substantially all of the Company’s leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international leasing revenues for the periods indicated based on the customers’ primary domicile and the allocation of domestic and international equipment trading revenue, which is based on location of sale (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Total revenues:
Domestic	$11,029	$9,780
Asia	38,195	48,593
Europe	42,749	34,537
Other International	8,182	8,188

Total	$100,155	$101,098

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.

Note 8 —	Commitments and Contingencies

Residual Value Guarantees

During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain sale transactions and broker transactions. The guarantees represent the Company’s commitment that these assets will be worth a specified amount at the end of lease terms which expire in 2016. At March 31, 2009, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. The Company expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by SFAS No. 157, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company is using valuation techniques it believes are appropriate.

Purchase Commitments

At March 31, 2009, commitments for capital expenditures totaled approximately $8.1 million.

Note 9 —	Income Taxes

The consolidated income tax expense (benefit) for the three month periods ended March 31, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 10 —	Comprehensive Income (Loss) and Other

The following table provides a reconciliation of the Company’s net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$16,616	$(3,793)
Other comprehensive income (loss):
Foreign currency translation adjustments	(99)	54
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $(80) and $(127), respectively)	(144)	(229)

Total	$16,373	$(3,968)

The balance included in comprehensive income (loss) for cumulative translation adjustments as of March 31, 2009 and December 31, 2008 was $(1,260) and $(1,161), respectively.

The Company recorded $(0.3) million of unrealized foreign currency exchange losses and $1.2 million of unrealized foreign currency exchange gains which are reported in administrative expenses in the Company’s statement of operations in the quarters ended March 31, 2009 and March 31, 2008, respectively, which resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 11 —	Subsequent Events

Debt Repurchase

On April 27, 2009, the Company repurchased approximately $35.0 million of its Series 2006-1 Term Notes and recorded a gain on debt extinguishment of approximately $14.1 million, net of the write-off of deferred financing costs of approximately $0.2 million.

Quarterly Dividend

On April 30, 2009 the Company’s Board of Directors approved and declared a $0.01 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 23, 2009 to shareholders of record at the close of business on June 2, 2009.

Share Repurchase Program

On April 30, 2009, the Company’s Board of Directors approved a 1.5 million share increase to the Company’s stock repurchase program which began in March 2006 and was amended in September 2007. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2009. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Forward-Looking Statements” in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2009, our total fleet consisted of 743,054 containers and chassis, including 33,040 containers under management for third parties, representing 1,202,693 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and 200 third party container depot facilities in 38 countries as of March 31, 2009. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2009, our twenty largest customers accounted for 79% of our leasing revenues, our five largest customers accounted for 53% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.

We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are generally used for the transportation of containers domestically, and tank containers, which are used to transport bulk liquid products such as chemicals. We also finance port equipment, which includes container cranes, reach stackers and other related equipment. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	March 31, 2009			December 31, 2008			March 31, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total

Dry	601,337	29,636	630,973	610,759	30,079	640,838	566,767	26,612	593,379
Refrigerated	37,826	598	38,424	37,119	621	37,740	36,905	826	37,731
Special	47,328	2,806	50,134	48,054	2,839	50,893	43,350	3,567	46,917
Tank	1,350	—	1,350	1,319	—	1,319	472	—	472
Chassis	8,790	—	8,790	8,796	—	8,796	8,855	—	8,855

Equipment leasing fleet	696,631	33,040	729,671	706,047	33,539	739,586	656,349	31,005	687,354
Equipment trading fleet	13,383	—	13,383	16,735	—	16,735	26,474	—	26,474

Total	710,014	33,040	743,054	722,782	33,539	756,321	682,823	31,005	713,828

Percentage	95.6%	4.4%	100.0%	95.6%	4.4%	100.0%	95.7%	4.3%	100.0%

	Equipment Fleet in TEUs
	March 31, 2009			December 31, 2008			March 31, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total

Dry	954,178	52,953	1,007,131	968,772	53,692	1,022,464	914,531	46,584	961,115
Refrigerated	69,581	985	70,566	68,270	1,022	69,292	67,350	1,372	68,722
Special	81,092	4,566	85,658	82,322	4,624	86,946	72,336	5,960	78,296
Tank	1,400	—	1,400	1,369	—	1,369	472	—	472
Chassis	15,633	—	15,633	15,645	—	15,645	15,723	—	15,723

Equipment leasing fleet	1,121,884	58,504	1,180,388	1,136,378	59,338	1,195,716	1,070,412	53,916	1,124,328
Equipment trading fleet	22,305	—	22,305	28,736	—	28,736	41,384	—	41,384

Total	1,144,189	58,504	1,202,693	1,165,114	59,338	1,224,452	1,111,796	53,916	1,165,712

Percentage	95.1%	4.9%	100.0%	95.2%	4.8%	100.0%	95.4%	4.6%	100.0%

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

As of March 31, 2009, approximately 86.5% of our containers and chassis were on-hire to customers, down from 90.0% at December 31, 2008 and 89.2% at March 31, 2008.

The following table provides a summary of our lease portfolio, based on units in the total fleet as of the dates indicated below:

	March 31,	December 31,	March 31,
Lease Portfolio	2009	2008	2008

Long-term leases	54.6%	54.3%	48.4%
Finance leases	9.4	8.9	9.8
Service leases	13.7	18.3	22.0
Expired long-term leases (units on hire)	8.8	8.5	9.0

Total leased	86.5	90.0	89.2
Used units available for lease	6.8	4.3	2.9
New units not yet leased	2.3	2.5	5.1
Available for sale	4.4	3.2	2.8

Total fleet	100.0%	100.0%	100.0%

In March 2009, we reached agreement with one of our largest customers that limited the total number of containers that could be returned from expired leases through February 28, 2010. We have included the maximum number of containers that can be returned during the previously described limitation period as expired term leases, while the balance of the affected units are included in current term leases. As of March 31, 2009, our long-term leases had an average remaining contract term of approximately 34 months, assuming no leases are renewed.

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

As of March 31, 2009, our owned fleet included 1,144,189 TEUs, a decrease of 1.8% from December 31, 2008 and up 2.9% from March 31, 2008. The decrease in fleet size in 2009 relative to the end of 2008 was mainly due to the small amount of new containers purchased in the first quarter of 2009 combined with our normal disposal of used containers. Global containerized trade growth turned sharply negative in the fourth quarter of 2008, and trade volumes remained 15% or more below the 2008 level in the first quarter of 2009. Our shipping line customers have been decreasing their container fleets in response to this decrease in trade volumes and we experienced little demand for leased containers in the first quarter.

The increase in fleet size in 2009 relative to the first quarter of 2008 was mainly due to the delivery of a large number of containers during the second and third quarters of 2008, as well as the purchase lease-back of approximately 53,000 TEUs of containers with one of our largest customers in the fourth quarter of 2008. Leasing demand was strong in the first three quarters of 2008 due to ongoing trade growth (through October 2008) and reduced direct purchases of new containers by our shipping line customers.

As of March 31, 2009, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.7 billion, a decrease of $27 million, or 1.5% from December 31, 2008, but an increase of $134 million, or 8.4% over March 31, 2008. Our revenue earning assets decreased in the first quarter of 2009 due to our limited purchases of new containers during the quarter.

In the first quarter of 2009, we sold approximately 18,000 TEUs of our owned containers, or 1.6% of our equipment leasing fleet as of the beginning of the quarter. This annualized disposal rate of approximately 6.4% is similar to the 6 to 8% annual disposal rate we have been experiencing for the last few years, and is generally consistent with our expected long-term average disposal rate given the 12 – 14 year expected useful life of our containers. However, based on the age profile of our leasing fleet, scheduled lease expirations and the prospects for reduced leasing demand due to reduced trade growth, we expect that our rate of disposals will increase this year and remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container investment.

The following table sets forth our average equipment fleet utilization for the periods indicated below:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
	3 months	3 months	3 months	3 months	3 months

Average Utilization(1)	88.1%	91.6%	92.0%	90.7%	90.1%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Ending Utilization	86.5%	90.0%	92.7%	91.7%	89.2%

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Ending Utilization (excluding new units not yet leased)	88.5%	92.4%	95.8%	95.4%	94.0%

Our average utilization was 88.1% in the first quarter of 2009, a decrease of 2.0% from the first quarter of 2008, and a decrease of 3.5% from the fourth quarter of 2008. Ending utilization decreased 3.5% from 90.0% as of December 31, 2008 to 86.5% as of March 31, 2009, while ending utilization excluding new units not yet leased decreased 3.9% in the first quarter of 2009 from 92.4% to 88.5%. The decrease in our utilization in the first quarter of 2009 was mainly the result of reduced containerized trade volumes which has led to low leasing demand for dry containers, increased dry container drop-offs and very low dry container pick-ups. We expect dry container drop-offs to remain high and dry container pick-ups low, and expect utilization to decrease as long as containerized trade volumes remain well below the 2008 level.

Leasing demand for our refrigerated containers remained strong in the first quarter of 2009. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 24% of our leasing revenue. While we expect that demand for refrigerated containers will be negatively impacted by the global recession in 2009, the impact so far has not been as severe as it has been for dry containers.

Leasing demand for special containers weakened in the first quarter of 2009, while demand for our chassis product line remained weak during the first quarter of 2009 due to low U.S. import growth and an oversupply of chassis in the marketplace.

Average lease rates for our dry container product line in the first quarter of 2009 were 0.4% lower compared to the average level of the first quarter of 2008 and 1.3% lower than the fourth quarter of 2008. The decrease in average lease rates in the first quarter of 2009 primarily reflects the more rapid return of our higher per diem short term leases as well as lease rate concessions provided to customers for extending leases and reducing drop-off volumes. In addition, new container prices have been decreasing since the fourth quarter of 2008 primarily due to decreasing steel prices, and the price for a 20’ dry container was in the range of $2,000 at the end of first quarter of 2009, as compared to $2,300 at the end of the first quarter of 2008. Going forward, our average dry container leasing rates will likely be further pressured by additional concessions for lease extension transactions and aggressive leasing company competition due to the build-up of idle container inventories.

Average lease rates for refrigerated containers in the first quarter of 2009 were 2.7% lower compared to the first quarter of 2008, and 0.5% lower than the fourth quarter of 2008, while average rental rates for our special containers were 0.9% higher during the first quarter of 2009 compared to the first quarter of 2008, and 0.4% higher compared to the fourth quarter of 2008. Market leasing rates for new refrigerated containers are still below our portfolio average rates, so we generally expect our average rates for refrigerated containers to continue to trend down. The increase in average leasing rates for special containers was primarily caused by strong demand and increased prices for special containers in 2008.

During the first quarter of 2009, we recognized a $3.6 million gain on the sale of our used containers compared to a $4.3 million gain in the first quarter of 2008. The decrease compared to the first quarter of 2008 mainly resulted from a decrease in average selling prices. Looking forward, we expect our results from used container disposals in 2009 to increasingly lag the results we achieved in 2008. During 2008, our gains on disposals trended up from the first quarter level as leasing demand and new container prices provided strong support for disposal prices in the second and third quarters of the year. This year, it seems likely that our used container sale prices and disposal gains will be increasingly pressured by the build-up of idle used container inventories until trade volumes improve.

During the first quarter of 2009, we recognized a net equipment trading margin of $1.3 million on the sale of equipment purchased for resale, compared to a $1.6 million margin in the first quarter of 2008. In 2009, we expect that our trading volume will be considerably lower than in 2008 due to the weaker disposal environment and our intention to focus our efforts on the sale of our owned equipment.

Our ownership expenses, principally depreciation and interest expense increased by $4.9 million, or 11.8% in the first quarter of 2009 from the first quarter of 2008. The percentage increase in ownership expense was higher than the 8.4% increase in the net book value of our revenue earning assets. Depreciation expense increased 8.5% in the first quarter of 2009 compared to the first quarter of 2008, roughly in line with the increase in our revenue earning assets, while interest expense increased 17.9% in the first quarter of 2009 compared to the first quarter of 2008. Interest expense and related average debt balances increased more rapidly than our revenue earning assets in the first quarter of 2009 primarily due to the way our containers are purchased. Because new containers are typically accepted into our fleet before payment is made to the manufacturer, our debt balances and related interest expense will lag fleet growth. This difference can be material in periods of rapid growth such as the first quarter 2008 when $91.2 million of the first quarter’s 2008 container purchases were funded by Equipment purchases payable at the end of the quarter rather than debt. At March 31, 2009 only $5.8 million of container purchases were funded by Equipment purchases payable.

Our provision for doubtful accounts was $0.3 million for the quarter ended March 31, 2009, up from $0.1 million in the quarter ended March 31, 2008, but down from $2.4 million in the fourth quarter of 2008. During the third and fourth quarters of 2008, we recorded sizable credit provisions primarily due to the default on a finance lease by one of our customers, and we recorded additional provisions to increase the loss reserves for the remaining leases in the finance lease portfolio. We did not incur any material additional defaults in the first quarter of 2009.

However, we remain concerned that we may see an increase in the number and size of customer defaults in 2009 due to the deteriorating financial performance of our shipping line customers combined with the constrained capital markets that could make it difficult for our customers to finance any operating losses they may incur as well as their vessel orders and other expansion commitments. Many of our major customers were in the middle of major expansion programs when trade volumes began to decrease at the end of 2008, and vessel capacity is expected to grow ten percent or more annually for the next several years despite the recent sharp reduction in trade volumes. This combination of reduced trade volumes and increasing vessel capacity has led to a substantial decrease in freight rates on the major trade lanes.

If one of our major customers ceased operations because of a deterioration in its financial performance, we would face reduced revenue and we would likely incur substantial lost unit and recovery expenses. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaulted. We have not yet experienced a general deterioration of our customers’ lease payment performance, though we continue to actively review our portfolio to make sure we identify potential problem accounts as early as possible; and we continue to be more selective in pursuing new business opportunities.

Our direct operating expenses increased to $9.8 million in the first quarter of 2009. We typically experience an increase in our direct operating expenses during periods of weak leasing demand. During the first quarter of 2009, we incurred increased repair expenses due to the increase in the volume of containers dropped off by our customers, and we incurred increased storage costs due to the increase in the number of idle used containers. We expect our direct operating expenses to continue to increase as long as trade volumes and leasing demand remain extremely weak.

Dividends

On February 25, 2009, we declared a quarterly dividend of $0.01 per share or an aggregate of approximately $0.3 million on our issued and outstanding common stock which was paid on March 26, 2009 to shareholders of record at the close of business on March 12, 2009.

On March 3, 2008, we declared a quarterly dividend of $0.375 per share or an aggregate of approximately $12.2 million on our issued and outstanding common stock which was paid on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

Treasury Stock

We repurchased 1,021,918 shares of our outstanding common stock in the open market during the quarter ended March 31, 2009 at a total cost of approximately $8.2 million.

We repurchased 362,100 shares of our outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent

Leasing revenues	$83,102	83.0%	$77,388	76.6%
Equipment trading revenue	16,088	16.0	22,654	22.4
Management fee income	669	0.7	725	0.7
Other revenues	296	0.3	331	0.3

Total revenues	100,155	100.0	101,098	100.0
Equipment trading expenses	14,775	14.8	21,063	20.9
Direct operating expenses	9,825	9.8	7,077	7.0
Administrative expenses	11,622	11.6	9,787	9.7
Depreciation and amortization	29,109	29.0	26,828	26.5
Provision for doubtful accounts	321	0.3	47	0.0
Net (gain) on sale of leasing equipment	(3,596)	(3.6)	(4,300)	(4.3)
Interest and debt expense	17,361	17.3	14,729	14.6
Unrealized (gain) loss on interest rate swaps	(5,063)	(5.0)	31,745	31.4

Total expenses	74,354	74.2	106,976	105.8

Income (loss) before income taxes	25,801	25.8	(5,878)	(5.8)
Income tax expense (benefit)	9,185	9.2	(2,085)	(2.1)

Net income (loss)	$16,616	16.6%	$(3,793)	(3.7)%

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Leasing revenues:
Operating lease revenues:
Per diem revenue	$68,216	$64,067
Fee and ancillary lease revenue	9,831	8,365

Total operating lease revenue	78,047	72,432
Finance lease revenue	5,055	4,956

Total leasing revenues	$83,102	$77,388

Total leasing revenues were $83.1 million for the three months ended March 31, 2009, compared to $77.4 million for the three months ended March 31, 2008, an increase of $5.7 million, or 7.4%.

Per diem revenue increased by $4.1 million compared to 2008. The primary reasons for the increase are as follows:

•	$4.0 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet compared to the prior year;

•	$1.0 million increase due to revenue from a negotiated lease agreement with one of our largest customers for the early drop-off of equipment in the current year;

•	$0.9 million increase due to higher utilization from special, refrigerated and tank containers and chassis compared to the prior year;

•	$1.1 million decrease due to lower utilization from dry containers compared to the prior year; and

•	$0.6 million decrease due to lower per diem rates primarily for dry and refrigerated containers.

Fee and ancillary lease revenue increased by $1.5 million as compared to the prior year primarily due to an increase in repair and handling revenue resulting from an increase in drop off volume.

Finance lease revenue increased by $0.1 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Equipment trading revenues	$16,088	$22,654
Equipment trading expenses	(14,775)	(21,063)

Equipment trading margin	$1,313	$1,591

The equipment trading margin decreased $0.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The trading margin decreased primarily due to a decrease in sales volume.

Direct operating expenses.  Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $9.8 million for the three months ended March 31, 2009, compared to $7.1 million for the three months ended March 31, 2008, an increase of $2.7 million. The primary reasons for the increase are outlined below:

•	$1.4 million increase in storage costs due to an increase in units off-hire;

•	$1.3 million increase in repair costs due to a higher repair volume, primarily for our dry and refrigerated containers; and

•	$0.3 million increase in handling costs due to greater off-hire activity for our equipment;

•	$0.4 million decrease in surveying costs due to a decrease in new equipment purchases.

Administrative expenses.  Administrative expenses were $11.6 million for the three months ended March 31, 2009, compared to $9.8 million for the three months ended March 31, 2008, an increase of $1.8 million or 18.4%. The increase was primarily due to a one-time charge for certain severance benefits of $0.9 million in 2009 and $0.3 million in foreign exchange losses in 2009 versus foreign exchange gains of $1.2 million in 2008.

Depreciation and amortization.  Depreciation and amortization was $29.1 million for the three months ended March 31, 2009, compared to $26.8 million for the three months ended March 31, 2008, an increase of $2.3 million or 8.5%. Depreciation increased by $4.8 million due to a larger fleet size, which was partially offset by a $2.3 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008.

Net (gain) on sale of leasing equipment.  Gain on sale of equipment was $3.6 million for the three months ended March 31, 2009, compared to a gain of $4.3 million for the three months ended March 31, 2008, a decrease of $0.7 million. Gain on sale decreased by $1.1 million due to lower selling prices and $0.2 million due to lower volume of units sold. These decreases were partially offset by a gain of $0.6 million related to older containers placed on finance leases.

Interest and debt expense.  Interest and debt expense was $17.4 million for the three months ended March 31, 2009, compared to $14.7 million for the three months ended March 31, 2008, an increase of $2.7 million. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008.

Unrealized (gain) loss on interest rate swaps.  Unrealized gain on interest rate swaps was $5.1 million for the three months ended March 31, 2009, compared to an unrealized loss of $31.7 million for the three months ended March 31, 2008. The net fair value of the interest rate swap contracts was a net liability of $90.4 million at March 31, 2009, compared to a net liability of $95.2 million at December 31, 2008, resulting from an increase in long-term interest rates in 2009.

Income tax expense (benefit).  Income tax expense was $9.2 million for the three months ended March 31, 2009, compared to an income tax benefit of $2.1 million for the three months ended March 31, 2008, and the effective tax rates were 35.6% for the three months ended March 31, 2009 and 35.5% for the three months ended March 31, 2008.

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

The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Equipment leasing segment:
Total revenue	$83,941	$78,355
Depreciation expense	29,075	26,823
Interest expense	17,180	14,480
Net (gain) on sale of leasing equipment	(3,596)	(4,300)

Pre-tax income(1)	$20,111	24,868

(1)	Pre-tax income excludes unrealized (gains) and losses on interest rate swaps of $(5,063) and $31,745 for the three months ended March 31, 2009 and 2008, respectively.

Segment Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

Equipment leasing revenue.  Total revenue for the Equipment leasing segment was $83.9 million in the three months ended March 31, 2009 compared to $78.4 million in the three months ended March 31, 2008, an increase of $5.5 million, or 7.0%. The primary reasons for the increase are as follows:

•	$4.0 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet compared to the prior year;

•	$1.0 million increase due to revenue from a negotiated lease agreement with one of our largest customers for the early drop-off of equipment in the current year;

•	$0.9 million increase due to higher utilization from special, refrigerated and tank containers and chassis compared to the prior year;

•	$1.1 million decrease due to lower utilization from dry containers compared to the prior year; and

•	$0.6 million decrease due to lower per diem rates primarily for dry and refrigerated containers.

Fee and ancillary lease revenue increased by $1.5 million as compared to the prior year primarily due to an increase in repair and handling revenue resulting from an increase in drop off volume.

Finance lease revenue increased by $0.1 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.

Equipment leasing pretax income.  Pretax income for the Equipment leasing segment was $20.1 million in the three months ended March 31, 2009 compared to $24.9 million in the three months ended March 31, 2008, a decrease of $4.8 million, or 19.3%. The primary reasons for the decrease in pretax income are as follows:

•	$5.5 million increase in Equipment leasing revenue in 2009;

•	$2.3 million increase in depreciation expense, primarily due to an increase in fleet size;

•	$2.7 million increase in interest expense, primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008;

•	$2.7 million increase in direct operating expenses, primarily related to increased storage costs and increased repair costs associated with increased drop off activity;

•	$1.8 million increase in administrative expenses due to a one-time charge for certain severance benefits of $0.9 million in 2009 and $0.3 million in foreign exchange losses in 2009 versus foreign exchange gains of $1.2 million in 2008; and

•	$0.7 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009 compared to 2008.

Equipment trading

We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs. Other expenses in this segment include administrative overhead expenses, depreciation expense, provision for doubtful accounts and interest expense.

The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Equipment trading segment:
Equipment trading revenue	$16,088	$22,654
Equipment trading expense	(14,775)	(21,063)

Equipment trading margin	1,313	1,591
Interest expense	181	249

Pre-tax income(1)	627	999

(1)	Pre-tax income excludes unrealized (gains) and losses on interest rate swaps of $(5,063) and $31,745 for the three months ended March 31, 2009 and 2008, respectively.

Segment Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

Equipment trading margin.  Equipment trading revenues and Equipment trading expenses decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in the number of units purchased and sold. The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $0.3 million in 2009 compared to 2008 primarily due to a lower volume of units sold.

Equipment trading pretax income.  Pretax income for the Equipment trading segment was $0.6 million in the three months ended March 31, 2009 compared to $1.0 million in the three months ended March 31, 2008, a decrease of $0.4 million, or 40.0%, which is in line with the Equipment trading margin decrease of $0.3 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

We continue to have sizable cash in-flows. For the quarter ended March 31, 2009, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was approximately $79.8 million. In addition, as of March 31, 2009 we had approximately $33.6 million of unrestricted cash.

As of March 31, 2009, major committed cash outflows in the next 12 months include $13.9 million of committed but unpaid capital expenditures. In addition, over the next 12 months we have scheduled principal payments on our existing debt facilities of $129.9 million, which we expect to fund with ongoing operating cash flows.

We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. However, our ability to make future capital expenditures will also be dependent on our ability to increase our lending commitments, and we cannot assure that we will be able to do so on commercially reasonable terms, or at all. We continue to seek additional sources of financing to fund future capital expenditures, though disruptions in the capital markets have continued, and may make it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, investment in our fleet will be constrained and our future growth rate and profitability will decrease.

At March 31, 2009, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Borrowing
	Outstanding	Level

Asset backed securitization (ABS)
Term notes — Series 2006-1	$435.6	$435.6
Term notes — Series 2005-1	377.8	377.8
Asset backed credit facility	225.0	225.0
Revolving credit facility	100.0	100.0
Finance lease facility	45.2	45.2
2007 Term loan facility	32.3	32.3
Port equipment facility	11.2	11.2
Capital lease obligations	86.2	86.2

Total Debt	$1,313.3	$1,313.3

Interest rates on all of our debt obligations (except capital lease obligations) are based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our long-term borrowings by entering into interest rate swap contracts.

Debt Covenants

We are subject to certain financial covenants under our debt facilities. At March 31, 2009, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

Minimum EBIT to Cash Interest Expense is calculated at the consolidated level and for TAL Advantage I LLC and TAL Advantage II LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for our Asset backed securitization (ABS), Asset backed facility and Revolving credit facility. The TAL Advantage I LLC and the TAL Advantage II LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset backed securitization and the Asset backed credit facilities. The Finance lease facility Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.05 to 1.00.

Below is the calculation of EBIT to Cash Interest Expense as of March 31, 2009 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II

Net income (loss)	$56,205	$41,010	$(10,552)
Plus:
Income tax expense (benefit)	30,337	22,280	(5,610)
Interest expense including write-off of deferred financing costs	67,865	44,851	8,540
Unrealized losses on interest rate swaps	39,239	12,498	16,628
All non-cash expenses attributable to incentive arrangements	1,210	—	—

EBIT	$194,856	$120,639	$9,006

Interest expense (excluding interest income of $1,040, $634, and $0 respectively)	$68,905	$45,485	8,540
Amortization and write-off of deferred financing costs	(1,360)	(664)	(467)
Accrued interest (represents 2009 interest expense not paid)	(2,763)	(1,307)	(443)
Cash payments of prior period accrued interest	2,066	1,520	—

Cash Interest Expense	$66,848	$45,034	$7,630

EBIT to Cash Interest Expense Ratio	2.91	2.68	1.18
Required Minimum EBIT to Cash Interest Expense Ratio	1.10	1.10	1.10

(1)	The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC and TAL Advantage II, LLC.

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

For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.3 million plus 50% of cumulative net income or loss since January 1, 2006. At March 31, 2009, the required minimum TNW for the ABS facilities was $388.0 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, Asset backed and Revolving credit facilities and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

Below is the calculation of the covenant compliance for the Finance lease facility as of March 31, 2009 (in thousands):

Tangible Net Worth Covenants:	Consolidated

Tangible Assets
Total Assets	$1,908,538
Deferred Financing Costs	(8,174)
Goodwill	(71,898)
Intangibles	(3,194)
Fair value of derivative instruments (asset)	(1,170)

Total Tangible Assets(A)	$1,824,102

All indebtedness:
Total debt	$1,313,335
Accrued interest	2,716
Fair value of derivative instruments (liability)	90,370
Equipment purchases payable	5,810

Total Indebtedness(B)	$1,412,231

Tangible Net Worth (A-B=C)	$411,871
Required Minimum Tangible Net Worth	$300,000
Debt to Tangible Net Worth Ratio (B/C)	3.43
Required Maximum Debt to Tangible Net Worth Ratio	5.00

For the purpose of calculating TNW under the ABS and Asset backed credit facilities, the fair value of derivative instruments is excluded from the Total Indebtedness calculation. As a result, the calculated TNW for these facilities was the sum of TNW of $411.9 million as per the table above plus $90.4 million (the fair value of derivative instruments (liability) excluded), for a total TNW of $502.3 million at March 31, 2009, versus a required minimum TNW of $388.0 million.

For the purpose of calculating Debt to TNW ratio under the ABS facility, the fair value of derivative instruments (liability of $90.4 million) is included in the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,412.2 million as shown in the table above, the TNW is $502.3 million as shown in the paragraph above, and the calculated Debt to TNW ratio was 2.81 at March 31, 2009, versus a required maximum Debt to TNW ratio of 4.75.

For the purpose of calculating Debt to TNW ratio under the Asset backed credit facility, the fair value of derivative instruments (liability) is excluded from the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,412.2 million as per the table above less $90.4 million (the fair value of derivative instruments (liability) excluded), for a total indebtedness of $1,321.8 million. The TNW is $502.3 million as shown in the first paragraph directly above, and the calculated Debt to TNW ratio was 2.63 at March 31, 2009, versus a required maximum Debt to TNW ratio of 4.75.

Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Dividends

On February 25, 2009, we declared a quarterly dividend of $0.01 per share or an aggregate of approximately $0.3 million on our issued and outstanding common stock which was paid on March 26, 2009 to shareholders of record at the close of business on March 12, 2009.

On March 3, 2008, we declared a quarterly dividend of $0.375 per share or an aggregate of approximately $12.2 million on our issued and outstanding common stock which was paid on April 10, 2008 to shareholders of record at the close of business on March 20, 2008.

Treasury Stock

We repurchased 1,021,918 shares of our outstanding common stock in the open market during the quarter ended March 31, 2009 at a total cost of approximately $8.2 million.

We repurchased 362,100 shares of our outstanding common stock in the open market during the quarter ended March 31, 2008 at a total cost of approximately $8.0 million.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$56,096	$33,917

Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(24,383)	$(64,634)
Investment in finance leases	(17,902)	(5,847)
Proceeds from sale of equipment leasing fleet, net of selling costs	16,291	17,153
Cash collections on finance lease receivables, net of income earned	7,410	6,464
Other	(83)	54

Net cash (used in) investing activities	$(18,667)	$(46,810)

Net cash (used in) provided by financing activities	$(44,615)	$35,796

Operating Activities

Net cash provided by operating activities increased by $22.2 million to $56.1 million in the three months ended March 31, 2009, compared to $33.9 million in the three months ended March 31, 2008 primarily due to the timing of cash collections on our accounts receivable. Accounts receivable collections exceeded billings by $8.7 million in the three months ended March 31, 2009 versus accounts receivable billings that exceeded collections by $8.9 million in the three months ended March 31, 2008.

Investing Activities

Net cash used in investing activities decreased by $28.1 million to $18.7 million in the three months ended March 31, 2009 compared to $46.8 million in 2008. Major reasons for the decrease were as follows:

•	Capital expenditures were $42.3 million, including investments in finance leases of $17.9 million, in the three months ended March 31, 2009 compared to $70.5 million, including investments in finance leases of $5.8 million, for 2008. Capital expenditures decreased by $28.2 million in 2009 primarily due to a decrease in the number of leasing units purchased.

•	Sales proceeds from the disposal of equipment decreased $0.9 million to $16.3 million in the three months ended March 31, 2009 compared to $17.2 million in 2008. Proceeds from the disposal of used containers decreased in 2009 primarily due to lower equipment selling prices.

•	Cash collections on finance leases, net of income earned, increased by $0.9 million to $7.4 million in the three months ended March 31, 2009 compared to $6.5 million in 2008 as a result of an increase in our finance lease portfolio.

Financing Activities

Net cash used in financing activities was $44.6 million in the three months ended March 31, 2009 compared to net cash provided by financing activities of $35.8 million for the same period in 2008.

During the three months ended March 31, 2009, we had net payments of $37.1 million under our various credit facilities and capital lease obligations, primarily used to finance the purchase of new equipment, as compared to net borrowings of $44.6 million under our various credit facilities and capital lease obligations during the three months ended March 31, 2008.

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

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2009:

	Contractual Obligations by Period
	(dollars in millions)
		Remaining				2013 and
Contractual Obligations:	Total	2009	2010	2011	2012	thereafter

Total debt obligations(1)	$1,456.4	$138.5	$220.6	$196.4	$281.1	$619.8
Capital lease obligations(2)	107.1	3.2	11.4	11.5	11.7	69.3
Operating leases (mainly facilities)	5.9	2.6	2.0	1.0	0.3	—
Purchase obligations:
Equipment purchases payable	5.8	5.8	—	—	—	—
Equipment purchase commitments	8.1	8.1	—	—	—	—

Total contractual obligations	$1,583.3	$158.2	$234.0	$208.9	$293.1	$689.1

(1)	Amounts include actual and estimated interest for floating-rate debt based on March 31, 2009 rates and the net effect of the interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize our critical accounting policies. Additional accounting policies are discussed in the notes to our 2008 Form 10-K and elsewhere in this Form 10-Q.

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

Direct Operating Expenses

Direct operating expenses are directly related to our equipment. These expenses primarily consist of our costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease, to inspect newly manufactured equipment and a provision for equipment lost or not expected to be returned. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

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

Equipment Held For Sale

When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment’s carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between our financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the Acquisition, we recorded $71.9 million of goodwill. Management determined that we have two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company’s carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2008, indicated that no impairment of goodwill existed.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. We adopted SFAS 161 on January 1, 2009. SFAS 161 did not impact the consolidated financial results as it is disclosure-only in nature.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first quarter of 2009. Implementation of SFAS 141R is prospective. We adopted SFAS 141R and SFAS 160 on January 1, 2009 and there was no impact on our consolidated results of operations and financial position.

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

As of March 31, 2009, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

	Weighted Average Fixed
Total Notional Amount at	Leg Interest Rate at	Weighted Average
March 31, 2009	March 31, 2009	Remaining Term

$1,223 million	4.19%	3.4 years

Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

Since approximately 93% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended March 31, 2009, unrealized gains on interest rate swaps totaled $5.1 million, compared to unrealized losses on interest rate swaps of $31.7 million for the quarter ended March 31, 2008.

Foreign Currency Exchange Rate Risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2009 and 2008 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $0.3 million of unrealized foreign currency exchange losses in the quarter ended March 31, 2009 and $1.2 million of unrealized foreign currency exchange gains in the quarter ended March 31, 2008, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $1.2 million at March 31, 2009, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a complete listing of our risk factors, refer to our 2008 Form 10-K filed with the Securities and Exchange Commission on March 3, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 1.5 million shares of our common stock. On September 5, 2007, our Board of Directors authorized a 1.0 million increase to the Company’s stock repurchase program that began in March 2006. The stock repurchase program, as amended, authorizes the Company to repurchase up to 2.5 million shares of its common stock. The Company’s share purchase activity during the quarter ended March 31, 2009 is summarized in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs

January 1 – 31, 2009	138,360	$11.17	138,360	1,306,161
February 1 – 28, 2009	256,400	$8.65	256,400	1,049,761
March 1 – 31, 2009	627,158	$7.04	627,158	422,603

ITEM 6.	EXHIBITS.

Exhibit
Number		Exhibit Description

31	.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32	.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

May 8, 2009

/s/  Chand Khan
Chand Khan
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)