Form 10-Q
period 2009-06-30
TAL International Group, Inc.
filed 2009-08-07
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐     NO ☑
As of July 31, 2009, there were 30,947,749 shares of the Registrant’s common stock, $.001 par value outstanding.

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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The consolidated financial statements of TAL International Group, Inc. (''TAL’’ or the ''Company’’) as of June 30, 2009 (unaudited) and December 31, 2008 and for the three and six months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 3, 2009, from which the accompanying December 31, 2008 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $383,581 and $352,089	$1,443,000	$1,535,483
Net investment in finance leases, net of allowances of $1,609 and $1,420	210,817	196,490
Equipment held for sale	45,174	32,549

Revenue earning assets	1,698,991	1,764,522
Cash and cash equivalents (including restricted cash of $14,655 and $16,160)	56,906	56,958
Accounts receivable, net of allowances of $762 and $807	31,843	42,335
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $4,734 and $4,181	1,332	1,832
Goodwill	71,898	71,898
Deferred financing costs	7,664	8,462
Other assets	6,537	8,540
Fair value of derivative instruments	661	951

Total assets	$1,875,832	$1,955,498

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Equipment purchases payable	$2,394	$27,224
Fair value of derivative instruments	64,769	95,224
Accounts payable and other accrued expenses	42,918	43,978
Deferred income tax liability	102,466	73,565
Debt	1,257,235	1,351,036

Total liabilities	1,469,782	1,591,027
Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,593,816 and 33,485,816 shares issued respectively	33	33
Treasury stock, at cost, 2,433,312 and 1,055,479 shares, respectively	(31,417)	(20,126)
Additional paid-in capital	397,317	396,478
Accumulated earnings (deficit)	39,669	(12,090)
Accumulated other comprehensive income	448	176

Total stockholders’ equity	406,050	364,471

Total liabilities and stockholders’ equity	$1,875,832	$1,955,498

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$73,977	$72,802	$152,024	$145,234
Finance leases	5,373	5,092	10,428	10,048

Total leasing revenues	79,350	77,894	162,452	155,282
Equipment trading revenue	9,747	24,050	25,835	46,704
Management fee income	669	782	1,338	1,507
Other revenues	293	432	589	763

Total revenues	90,059	103,158	190,214	204,256

Expenses:
Equipment trading expenses	9,582	20,249	24,357	41,312
Direct operating expenses	9,641	7,331	19,466	14,408
Administrative expenses	9,763	11,845	21,385	21,632
Depreciation and amortization	29,354	27,345	58,463	54,173
Provision for doubtful accounts	77	155	398	202
Net (gain) on sale of leasing equipment	(2,448)	(6,196)	(6,044)	(10,496)
Interest and debt expense	17,120	15,801	34,481	30,530
(Gain) on debt extinguishment	(14,130)	—	(14,130)	—
Unrealized (gain) on interest rate swaps	(24,455)	(35,843)	(29,518)	(4,098)

Total expenses	34,504	40,687	108,858	147,663

Income before income taxes	55,555	62,471	81,356	56,593
Income tax expense	19,778	22,153	28,963	20,068

Net income	$35,777	$40,318	$52,393	$36,525

Net income per common share — Basic	$1.15	$1.24	$1.66	$1.12

Net income per common share — Diluted	$1.15	$1.23	$1.66	$1.11

Weighted average number of common shares outstanding — Basic	31,102	32,579	31,534	32,608
Weighted average number of common shares outstanding — Diluted	31,132	32,773	31,555	32,771
Cash dividends paid per common share	$0.01	$0.7875	$0.02	$0.7875
The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$52,393	$36,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,463	54,173
Amortization of deferred financing costs	568	479
Net (gain) on sale of leasing equipment	(6,044)	(10,496)
Unrealized (gain) on interest rate swaps	(29,518)	(4,098)
(Gain) on debt extinguishment	(14,130)	—
Deferred income taxes	29,167	19,851
Stock compensation charge	840	609
Equipment purchased for resale	3,993	(4,978)
Changes in operating assets and liabilities	2,718	(2,194)

Net cash provided by operating activities	98,450	89,871

Cash flows from investing activities:
Purchases of leasing equipment	(27,184)	(146,100)
Investments in finance leases	(26,713)	(28,237)
Proceeds from sale of equipment leasing fleet, net of selling costs	33,063	38,469
Cash collections on finance lease receivables, net of income earned	15,156	12,832
Other	(32)	(86)

Net cash used in investing activities	(5,710)	(123,122)

Cash flows from financing activities:
Dividends paid	(631)	(25,656)
Purchase of treasury stock	(11,291)	(7,955)
Borrowings under debt facilities	—	190,957
Payments under debt facilities	(62,247)	(119,342)
Payment to extinguish debt	(20,650)	—
Proceeds received from capital leases	10,000	—
Payments under capital lease obligations	(6,483)	(3,322)
Other	(1,490)	(2,022)
Decrease (increase) in restricted cash	1,505	(140)

Net cash (used in) provided by financing activities	(91,287)	32,520

Net increase (decrease) in cash and cash equivalents	1,453	(731)
Unrestricted cash and cash equivalents, beginning of period	40,798	52,636

Unrestricted cash and cash equivalents, end of period	$42,251	$51,905

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$2,394	$80,662
Purchases of leasing equipment financed through capital lease obligations	$—	$9,375
The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements
A. Description of the Business
TAL International Group, Inc. (''TAL’’or the “Company’’) was formed on October 26, 2004 and commenced operations on November 4, 2004. TAL consists of the consolidated accounts of TAL International Container Corporation, formerly known as Transamerica Leasing Inc., Trans Ocean Ltd. and their respective subsidiaries.
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
C. Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 166 (“SFAS 166’), Accounting for Transfers of Financial Assets and Statement of Financial Accounting Standards No. 167 (“SFAS 167’), Amendments to FASB Interpretation No. 46(R).SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
SFAS 166 and SFAS 167 will be effective January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the potential impact of SFAS 166 and SFAS 167 on its consolidated results of operations and financial position, and believes the impact will be minimal.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165’), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 specifically provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 did not impact the consolidated financial results as it is disclosure-only in nature. Refer to Note 12 for disclosure information.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (''SFAS 161’’), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective beginning in the first quarter of 2009. The Company adopted SFAS 161 on January 1, 2009. SFAS 161 did not impact the consolidated financial results as it is disclosure-only in nature. Refer to Note 6 for disclosure information.
Note 2 — Fair Value of Financial Instruments
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other assets approximated fair value at June 30, 2009.
The interest on the Company’s various credit facilities is based on variable interest rates. The Company estimates that at June 30, 2009 the carrying value of the Company’s debt instruments was approximately $105.8 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company’s estimate of current market interest spreads at that time.
Note 3 — Treasury Stock and Dividends
Share Repurchase Program
On April 30, 2009, the Company’s Board of Directors approved a 1.5 million share increase to the Company’s stock repurchase program which began in March 2006 and was amended in September 2007. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the six months ended June 30, 2009 and June 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1

Total	1,377,833	$11.3

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—

Total	362,100	$8.0

Dividends
The Company paid the following quarterly dividends during the six months ended June 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
Note 4 — Stock-Based Compensation Plans
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
The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2007 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$109	$5	$114	$11
Restricted stock	444	324	726	598

	$553	$329	$840	$609

Total unrecognized compensation cost related to 21,000 options granted during the year ended December 31, 2006 (of which 3,000 options were cancelled in 2007) of approximately $22,000 as of June 30, 2009 will be recognized over the remaining vesting period of approximately one year.
Total unrecognized compensation cost of approximately $1.9 million as of June 30, 2009 related to 219,000 restricted shares granted during 2007 and 2009 will be recognized over the remaining weighted average vesting period of approximately 1.7 years.
Note 5 — Debt
Debt consisted of the following (amounts in thousands):

	June 30,	December 31,
	2009	2008
Asset backed securitization (ABS)
Term notes — Series 2006-1	$386,083	$451,000
Term notes — Series 2005-1	365,972	389,583
Asset backed credit facility	225,000	225,000
Revolving credit facility	100,000	100,000
Finance lease facility	42,869	47,406
2007 Term loan facility	30,458	33,658
Port equipment facility	11,372	12,326
Capital lease obligations	95,481	92,063

Total	$1,257,235	$1,351,036

Debt Repurchase
On April 27, 2009, the Company repurchased approximately $35.0 million of its Series 2006-1 Term Notes and recorded a gain on debt extinguishment of approximately $14.1 million, net of the write-off of deferred financing costs of approximately $0.2 million.
Note 6 —Derivative Instruments
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
As of June 30, 2009, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional
Amount at	Weighted Average Fixed Leg	Weighted Average
June 30, 2009	Interest Rate at June 30, 2009	Remaining Term
$1,198 million	4.20%	3.8 years
Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with Statement of Financial Accounting Standards No.133, ''Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133). On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of June 30, 2009, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was approximately $1.6 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.8 million. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity. All interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under SFAS No, 133, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized (gains)/ losses on interest rate swaps.
Under the criteria established by Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS No. 157”) the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.
Foreign Currency Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 6.5 million Euros and receive approximately $10.0 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under SFAS No. 133, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.
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
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
$ in Millions

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Derivative	Balance Sheet		Balance		Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Sheet Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest rate	Fair value of		Fair value of		Fair value of		Fair value of
contracts	derivative		derivative		derivative		derivative
	instruments	$—	instruments	$—	instruments	$64.8	instruments	$95.2
Foreign exchange	Fair value of		Fair value of		Fair value of		Fair value of
contracts	derivative		derivative		derivative		derivative
	instruments	$0.7	instruments	$1.0	instruments	$—	instruments	$—

Total Derivatives		$0.7		$1.0		$64.8		$95.2

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Effect of Derivative Instruments on Statement of Operations
$ in Millions

	Location of
	(Gain)/Loss
	Recognized in	Amount of (Gain)/Loss Recognized in Income on Derivatives
Derivative	Income on	Three months ended June 30,		Six months ended June 30,
Instrument	Derivatives	2009	2008	2009	2008
Interest rate contracts	Unrealized (gain) of interest rate swaps	$(24.5)	$(35.8)	$(29.5)	$(4.1)

Foreign exchange contracts	Administrative Expense	$0.5	$0.1	$0.3	$0.1

Total		$(24.0)	$(35.7)	$(29.2)	$(4.0)

Note 7 — Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$35,777	$40,318	$52,393	$36,525

Denominator:
Weighted average shares outstanding for basic earnings per share	31,102	32,579	31,534	32,608
Dilutive stock options	30	194	21	163

Weighted average shares for diluted earnings per share	31,132	32,773	31,555	32,771

Earnings per share:
Basic	$1.15	$1.24	$1.66	$1.12

Diluted	$1.15	$1.23	$1.66	$1.11

For the quarter and six months ended June 30, 2009, 66,000 shares of restricted stock and 598,691 options to purchase shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. For the quarter and six months ended June 30, 2008, 6,500 options to purchase shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 8 — Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:
•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•	Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment.
The following tables present certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$80,115	$9,944	$90,059	$78,942	$24,216	$103,158
Equipment trading expenses	—	9,582	9,582	—	20,249	20,249
Depreciation and amortization	29,310	44	29,354	27,341	4	27,345
Net (gain) on sale of leasing equipment	(2,448)	—	(2,448)	(6,196)	—	(6,196)
Interest and debt expense	16,918	202	17,120	15,409	392	15,801
Pre-tax income (loss) (1)	17,068	(98)	16,970	23,585	3,043	26,628

(1)	Segment income before taxes excludes unrealized (gains) on interest rate swaps of $(24,455) for the three months ended June 30, 2009 and $(35,843) for the three months ended June 30, 2008, and excludes (gain) on debt extinguishment of $(14,130) for the three months ended June 30, 2009.

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$164,056	$26,158	$190,214	$157,297	$46,959	$204,256
Equipment trading expenses	—	24,357	24,357	—	41,312	41,312
Depreciation and amortization	58,385	78	58,463	54,164	9	54,173
Net (gain) on sale of leasing equipment	(6,044)	—	(6,044)	(10,496)	—	(10,496)
Interest and debt expense	34,098	383	34,481	29,889	641	30,530
Pre-tax income (2)	37,179	529	37,708	48,453	4,042	52,495

Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	1,860,878	14,954	1,875,832	1,836,976	29,055	1,866,031
Purchases of leasing equipment(3)	27,184	—	27,184	146,100	—	146,100
Investments in finance leases(3)	26,713	—	26,713	28,237	—	28,237

(2)	Segment income before taxes excludes unrealized (gains) on interest rate swaps of $(29,518) for the six months ended June 30, 2009 and $(4,098) for the six months ended June 30, 2008, and excludes (gain) on debt extinguishment of $(14,130) for the six months ended June 30, 2009.

(3)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues:
Domestic	$8,006	$12,715	$18,998	$22,495
Asia	37,480	46,029	75,957	94,266
Europe	37,911	35,385	81,152	69,935
Other International	6,662	9,029	14,107	17,560

Total	$90,059	$103,158	$190,214	$204,256

As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.
Note 9 — Commitments and Contingencies
Residual Value Guarantees
     During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain sale transactions and broker transactions. The guarantees represent the Company’s commitment that these assets will be worth a specified amount at the end of lease terms which expire in 2016. At June 30, 2009, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. The Company expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by SFAS No. 157, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.
Purchase Commitments
At June 30, 2009, commitments for capital expenditures totaled approximately $0.1 million.

Note 10 — Income Taxes
The consolidated income tax expense for the three and six month periods ended June 30, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11 — Comprehensive Income and Other
The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$35,777	$40,318	$52,393	$36,525
Other comprehensive income:
Foreign currency translation adjustments	659	30	560	84
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $(81), $(114), $(161) and $(241), respectively)	(145)	(208)	(289)	(437)

Total comprehensive income	$36,291	$40,140	$52,664	$36,172

The balance included in comprehensive income for cumulative translation adjustments as of June 30, 2009 and December 31, 2008 was $(601) and $(1,161), respectively.
The Company recorded $0.5 million of unrealized foreign currency exchange gains and $0.4 million of unrealized foreign currency exchange losses which are reported in administrative expenses in the Company’s statements of operations in the quarters ended June 30, 2009 and June 30, 2008, respectively. The Company recorded $0.2 million of unrealized foreign currency exchange gains and $0.8 million of unrealized foreign currency exchange gains which are reported in administrative expenses in the Company’s statements of operations in the six months ended June 30, 2009 and June 30, 2008, respectively, These gains / losses resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.
Note 12 — Subsequent Events
The Company has evaluated all subsequent events as of August 7, 2009, the date the financial statements were issued. The following subsequent event has taken place:
Quarterly Dividend
On July 30, 2009 the Company’s Board of Directors approved and declared a $0.01 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 24, 2009 to shareholders of record at the close of business on September 3, 2009.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2009. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under ''Risk Factors’’ and ''Forward-Looking Statements’’ in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2009, our total fleet consisted of 726,736 containers and chassis, including 32,493 containers under management for third parties, representing 1,178,826 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and 198 third party container depot facilities in 37 countries as of June 30, 2009. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2009, our twenty largest customers accounted for 77% of our leasing revenues, our five largest customers accounted for 52% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.
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
The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	June 30, 2009			December 31, 2008			June 30, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	588,718	29,212	617,930	610,759	30,079	640,838	567,884	24,834	592,718
Refrigerated	37,526	525	38,051	37,119	621	37,740	37,804	722	38,526
Special	46,757	2,756	49,513	48,054	2,839	50,893	45,345	2,864	48,209
Tank	1,350	—	1,350	1,319	—	1,319	799	—	799
Chassis	8,787	—	8,787	8,796	—	8,796	8,852	—	8,852

Equipment leasing fleet	683,138	32,493	715,631	706,047	33,539	739,586	660,684	28,420	689,104
Equipment trading fleet	11,105	—	11,105	16,735	—	16,735	22,115	—	22,115

Total	694,243	32,493	726,736	722,782	33,539	756,321	682,799	28,420	711,219

Percentage	95.5%	4.5%	100.0%	95.6%	4.4%	100.0%	96.0%	4.0%	100.0%

	Equipment Fleet in TEUs
	June 30, 2009			December 31, 2008			June 30, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	936,082	52,298	988,380	968,772	53,692	1,022,464	917,347	43,527	960,874
Refrigerated	69,158	863	70,021	68,270	1,022	69,292	69,293	1,188	70,481
Special	80,113	4,485	84,598	82,322	4,624	86,946	76,297	4,655	80,952
Tank	1,400	—	1,400	1,369	—	1,369	799	—	799
Chassis	15,628	—	15,628	15,645	—	15,645	15,718	—	15,718

Equipment leasing fleet	1,102,381	57,646	1,160,027	1,136,378	59,338	1,195,716	1,079,454	49,370	1,128,824
Equipment trading fleet	18,799	—	18,799	28,736	—	28,736	36,564	—	36,564

Total	1,121,180	57,646	1,178,826	1,165,114	59,338	1,224,452	1,116,018	49,370	1,165,388

Percentage	95.1%	4.9%	100.0%	95.2%	4.8%	100.0%	95.8%	4.2%	100.0%

     We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms of three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are more predominant.
     As of June 30, 2009, approximately 84.0% of our containers and chassis were on-hire to customers, down from 90.0% at December 31, 2008 and 91.7% at June 30, 2008.
The following table provides a summary of our lease portfolio, based on the number of units in our total fleet as of the dates indicated below:

	June 30,	December 31,	June 30,
Lease Portfolio	2009	2008	2008
Long-term leases	55.8%	54.3%	48.7%
Finance leases	9.7	8.9	10.2
Service leases	11.0	18.3	21.6
Expired long-term leases (units on hire)	7.5	8.5	11.2

Total leased	84.0	90.0	91.7
Used units available for lease	8.6	4.3	2.1
New units not yet leased	2.2	2.5	3.9
Available for sale	5.2	3.2	2.3

Total fleet	100.0%	100.0%	100.0%

     In March 2009, we reached agreement with one of our largest customers that limited the total number of containers that could be returned from expired leases through February 28, 2010. We have included the maximum number of containers that can be returned during the previously described limitation period as expired term leases, while the balance of the affected units are included in current term leases. As of June 30, 2009, our long-term leases had an average remaining contract term of approximately 47 months, assuming no leases are renewed. The increase in average remaining contract term in the second quarter was primarily due to the effect of lease extension transactions completed in the second quarter.
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
As of June 30, 2009, our owned fleet included 1,121,180 TEUs, a decrease of 3.8% from December 31, 2008 and an increase of 0.5 % from June 30, 2008. The decrease in fleet size in 2009 relative to the end of 2008 was mainly due to the small amount of new containers purchased in the first two quarters of 2009 combined with our normal disposal of used containers. Global containerized trade volumes have been exceptionally weak since the fourth quarter of 2008, and our shipping line customers have been decreasing the number of containers in their fleets. As a result, we have experienced weak leasing demand and we have significantly reduced our investment in new equipment.
The increase in fleet size in 2009 relative to the second quarter of 2008 was mainly due to the delivery of a large number of containers during the second half of 2008, as well as the purchase lease-back of approximately 53,000 TEUs of containers with one of our largest customers in the fourth quarter of 2008. Leasing demand was strong in the first three quarters of 2008 due to ongoing trade growth (through October 2008) and reduced direct purchases of new containers by our shipping line customers.
As of June 30, 2009, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1.7 billion, a decrease of $66 million, or 3.7% from December 31, 2008, but an increase of $44 million, or 2.6% over June 30, 2008. Our revenue earning assets decreased in the first half of 2009 due to our limited purchases of new containers during the first and second quarters.
In the second quarter of 2009, we sold approximately 20,000 TEUs of our owned containers, or 1.8% of our owned equipment leasing fleet as of the beginning of the quarter. This annualized disposal rate of approximately 7.2% is similar to the 6 to 8% annual disposal rate we have been experiencing for the last few years, and is generally consistent with our expected long-term average disposal rate given the 12 — 14 year expected useful life of our containers. However, the rate of our disposals in 2009 has not kept pace with the rate at which older units are being returned off lease and being designated as available for sale. As a result, the portion of our fleet designated as available for sale has increased from 3.2% as of December 31, 2008 to 5.2% as of June 30, 2009. Based on our increased inventory of containers available for sale, the age profile of our leasing fleet, scheduled lease expirations and the prospects for continued weak leasing demand due to reduced trade growth, we expect that our rate of disposals will increase and remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate and leasing revenue may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container investment.
The following table sets forth our average equipment fleet utilization for the periods indicated below:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
	3 months	3 months	3 months	3 months	3 months
Average Utilization(1)	85.1%	88.1%	91.6%	92.0%	90.7%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).
The following tables set forth our ending fleet utilization for the dates indicated below:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Ending Utilization	84.0%	86.5%	90.0%	92.7%	91.7%

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Ending Utilization (excluding new units not yet leased)	85.9%	88.5%	92.4%	95.8%	95.4%
Our average utilization was 85.1% in the second quarter of 2009, a decrease of 5.6% from the second quarter of 2008, and a decrease of 3.0% from the first quarter of 2009. Ending utilization decreased 2.5% from 86.5% as of March 31, 2009 to 84.0% as of June 30, 2009, while ending utilization excluding new units not yet leased decreased 2.6% in the second quarter of 2009 to 85.9%. The decrease in our utilization in the second quarter of 2009 was mainly the result of ongoing exceptional weakness in global trade. Since the fourth quarter of 2008, global containerized trade volumes have been running 15% or more below the previous year’s level, which has resulted in excess container capacity and exceptionally low leasing demand, especially for dry containers. We expect dry container drop-offs to remain high and dry container pick-ups low, and expect utilization to decrease as long as containerized trade volumes remain well below the 2008 level.
Leasing demand for our refrigerated containers remained relatively healthy in the second quarter of 2009. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5.2% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 24% of our leasing revenue. While we expect that demand for refrigerated containers will be negatively impacted by the global recession in 2009, the impact so far has not been as severe as it has been for dry containers.

Leasing demand for special containers weakened in the second quarter of 2009. Leasing demand for our chassis product line remained weak during the second quarter of 2009 due to ongoing weakness in U.S. containerized imports and an oversupply of chassis in the marketplace.
Average lease rates for our dry container product line in the second quarter of 2009 were 4.5% lower compared to the average level of the second quarter of 2008 and 3.8% lower than the first quarter of 2009. The decrease in average lease rates in the second quarter of 2009 primarily reflects the more rapid return of our higher per diem short term leases as well as lease rate concessions provided to certain customers for extending leases and reducing drop-off volumes.
Average lease rates for refrigerated containers in the second quarter of 2009 were 4.7% lower compared to the second quarter of 2008, and 3.0% lower than the first quarter of 2009, while average rental rates for our special containers were 2.1% lower during the second quarter of 2009 compared to the second quarter of 2008, and 1.7% lower compared to the first quarter of 2009. Market leasing rates for new refrigerated containers are still below our portfolio average rates, so we generally expect our average rates for refrigerated containers to continue to trend down. In addition, our refrigerated container leasing rates in the second quarter of 2009 were impacted by rate concessions provided to certain customers for lease extension transactions. The decrease in average leasing rates for special containers was primarily due to discounts associated with lease extension transactions and weaker demand.
During the second quarter of 2009, we recognized a $2.4 million gain on the sale of our used containers compared to a $6.2 million gain in the second quarter of 2008. The decrease compared to the second quarter of 2008 mainly resulted from a decrease in selling prices. Looking forward, we expect our results from used container disposals in 2009 to increasingly lag the results we achieved in 2008. During 2008, our gains on disposals trended up throughout the year as leasing demand and new container prices provided strong support for disposal prices in the second and third quarters of the year. This year, it seems likely that our used container sale prices and disposal gains will be increasingly pressured by the build-up of idle used container inventories until trade volumes improve.
During the second quarter of 2009, we recognized a net equipment trading margin of $0.2 million on the sale of equipment purchased for resale, compared to a $3.8 million margin in the second quarter of 2008. In 2009, we expect that our trading volume will be considerably lower than in 2008 due to the weaker disposal environment and our intention to focus our efforts on the sale of our owned equipment. In addition, our per unit trading margin has been pressured by decreasing used container selling prices in 2009. Approximately 50% of the units in our equipment trading fleet were acquired in 2008 in purchase / leaseback transactions, and these units were generally purchased at prices that are high compared to the current market level. As these units are returned by our customers and sold by us at current market prices, we are realizing a reduced selling margin.
Our ownership expenses, principally depreciation and interest expense increased by $3.3 million, or 7.7% in the second quarter of 2009 from the second quarter of 2008. The percentage increase in ownership expense was higher than the 2.6% increase in the net book value of our revenue earning assets. Depreciation expense increased 7.3% in the second quarter of 2009 compared to the second quarter of 2008, while interest expense increased 8.3% in the second quarter of 2009 compared to the second quarter of 2008. Interest expense and related average debt balances increased more rapidly than our revenue earning assets in the second quarter of 2009 primarily due to the way our containers are purchased. Because new containers are typically accepted into our fleet before payment is made to the manufacturer, our debt balances and related interest expense will lag fleet growth. This difference can be material in periods of rapid growth such as the second quarter 2008 when $80.7 million of the second quarter’s 2008 container purchases were funded by Equipment purchases payable at the end of the quarter. At June 30, 2009 only $2.4 million of container purchases were funded by Equipment purchases payable.

Our provision for doubtful accounts was $0.1 million for the quarter ended June 30, 2009, down from $0.2 million in the quarter ended June 30, 2008, and down from $2.4 million in the fourth quarter of 2008. During the third and fourth quarters of 2008, we recorded sizable credit provisions primarily due to the default on a finance lease by one of our customers, and we recorded additional provisions to increase the loss reserves for the remaining leases in the finance lease portfolio.
We remain concerned that we may see an increase in the number and size of customer defaults in 2009 due to the deteriorating financial performance of our shipping line customers combined with the constrained capital markets that could make it difficult for our customers to finance the operating losses they are incurring as well as their vessel orders and other expansion commitments. Many of our customers were in the middle of major expansion programs when trade volumes began to decrease at the end of 2008, and vessel capacity is expected to grow ten percent or more annually for the next several years despite the recent sharp reduction in trade volumes. This combination of reduced trade volumes and increasing vessel capacity has led to a substantial decrease in freight rates on the major trade lanes. Many shipping lines have reported large first quarter losses, and while our collections performance in 2009 has so far been generally strong, a number of customers, including major shipping lines, have missed contractual payment dates.
If one of our major customers defaulted on our leases and ceased operations because of deterioration in its financial performance, we would face reduced revenue and we would likely incur significant write-offs due to lost units and recovery expenses. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaulted.
Our direct operating expenses increased to $9.6 million in the second quarter of 2009, compared to $7.3 million in the second quarter of 2008. We typically experience an increase in our direct operating expenses during periods of weak leasing demand. During the second quarter of 2009, we incurred increased repair expenses due to the increase in the volume of containers dropped off by our customers, and we incurred increased storage costs due to the increase in the number of idle used containers. We expect our direct operating expenses to continue to increase as long as trade volumes and leasing demand remain extremely weak.
In April 2009, we repurchased approximately $35.0 million of our Series 2006-1 Term Notes and recorded a gain on debt extinguishment of approximately $14.1 million, net of the write-off of deferred financing costs of approximately $0.2 million.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the six months ended June 30, 2009 and June 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1

Total	1,377,833	$11.3

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—

Total	362,100	$8.0

Dividends
The company paid the following quarterly dividends during the six months ended June 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375

Results of Operations
The following table summarizes our results of operations for the three months and six months ended June 30, 2009 and 2008 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$79,350	88.1%	$77,894	75.5%	$162,452	85.4%	$155,282	76.0%
Equipment trading revenue	9,747	10.8	24,050	23.3	25,835	13.6	46,704	22.9
Management fee income	669	0.8	782	0.8	1,338	0.7	1,507	0.7
Other revenues	293	0.3	432	0.4	589	0.3	763	0.4

Total revenues	90,059	100.0	103,158	100.0	190,214	100.0	204,256	100.0
Equipment trading expenses	9,582	10.6	20,249	19.6	24,357	12.8	41,312	20.2
Direct operating expenses	9,641	10.7	7,331	7.1	19,466	10.2	14,408	7.1
Administrative expenses	9,763	10.8	11,845	11.5	21,385	11.2	21,632	10.6
Depreciation and amortization	29,354	32.6	27,345	26.5	58,463	30.8	54,173	26.5
Provision for doubtful accounts	77	0.1	155	0.2	398	0.2	202	0.1
Net (gain) on sale of leasing equipment	(2,448)	(2.7)	(6,196)	(6.0)	(6,044)	(3.2)	(10,496)	(5.1)
Interest and debt expense	17,120	19.0	15,801	15.3	34,481	18.1	30,530	14.9
(Gain) on debt extinguishment	(14,130)	(15.7)	—	—	(14,130)	(7.4)	—	—
Unrealized (gain) on interest rate swaps	(24,455)	(27.2)	(35,843)	(34.8)	(29,518)	(15.5)	(4,098)	(2.0)

Total expenses	34,504	38.3	40,687	39.4	108,858	57.2	147,663	72.3

Income before income taxes	55,555	61.7	62,471	60.6	81,356	42.8	56,593	27.7
Income tax expense	19,778	22.0	22,153	21.5	28,963	15.3	20,068	9.8

Net income	$35,777	39.7%	$40,318	39.1%	$52,393	27.5%	$36,525	17.9%

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008.
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

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$65,817	$65,144
Fee and ancillary lease revenue	8,160	7,658

Total operating lease revenue	73,977	72,802
Finance lease revenue	5,373	5,092

Total leasing revenues	$79,350	$77,894

     Total leasing revenues were $79.4 million for the three months ended June 30, 2009, compared to $77.9 million for the three months ended June 30, 2008, an increase of $1.5 million, or 1.9%.

     Per diem revenue increased by $0.7 million compared to 2008. The primary reasons for the increase are as follows:
•	$3.5 million increase due to the recognition of fee revenue for the early termination of certain lease contracts held with one customer. In the first quarter of 2009, we negotiated the early termination of several contracts with one customer for a fee of approximately $11.0 million. As of June 30, 2009, approximately $6.3 million of this fee remains categorized as deferred revenue and will be recognized as units are redelivered.

•	$1.8 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, and tanks in our fleet;

•	$2.7 million decrease due to overall lower utilization;

•	$2.2 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time.
     Fee and ancillary lease revenue increased by $0.5 million as compared to the prior year primarily due to a $0.9 million increase in repair revenue resulting from an increase in drop off volume, partially offset by $0.4 million in lower logistical fees due to a higher percentage of re-deliveries of units to demand locations.
     Finance lease revenue increased by $0.3 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.
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

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Equipment trading revenues	$9,747	$24,050
Equipment trading expenses	(9,582)	(20,249)

Equipment trading margin	$165	$3,801

     The equipment trading margin decreased $3.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The trading margin decreased primarily due to a downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our normal sales margins.
Direct operating expenses. Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

     Direct operating expenses were $9.6 million for the three months ended June 30, 2009, compared to $7.3 million for the three months ended June 30, 2008, an increase of $2.3 million. The primary reasons for the increase are outlined below:
•	$2.9 million increase in storage costs due to an increase in units off-hire;

•	$0.7 million increase in repair costs due to a higher repair volume;

•	$0.4 million decrease in positioning and handling costs due to lower on hire activity; and

•	$0.3 million decrease in surveying costs due to a decrease in new equipment purchases.
Administrative expenses. Administrative expenses were $9.8 million for the three months ended June 30, 2009, compared to $11.8 million for the three months ended June 30, 2008, a decrease of $2.0 million or 16.9%. The decrease was primarily due to $0.9 million in lower incentive accruals in 2009 and $0.5 million in foreign exchange gains in 2009 versus foreign exchange losses of $0.4 million in 2008.
Depreciation and amortization. Depreciation and amortization was $29.4 million for the three months ended June 30, 2009, compared to $27.3 million for the three months ended June 30, 2008, an increase of $2.1 million or 7.7%. Depreciation increased by $3.8 million due to a larger fleet size, resulting from our large investment in equipment in the second half of 2008. This increase was partially offset by a $2.3 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008.
Net (gain) on sale of leasing equipment. Gain on sale of leasing equipment was $2.4 million for the three months ended June 30, 2009, compared to a gain of $6.2 million for the three months ended June 30, 2008, a decrease of $3.8 million. Gain on sale decreased by $3.8 million largely due to lower selling prices.
Interest and debt expense. Interest and debt expense was $17.1 million for the three months ended June 30, 2009, compared to $15.8 million for the three months ended June 30, 2008, an increase of $1.3 million. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008.
(Gain) on debt extinguishment. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the three months ended June 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes. There were no gains on debt extinguishment for the three months ended June 30, 2008.
Unrealized (gain) on interest rate swaps. Unrealized gain on interest rate swaps was $24.5 million for the three months ended June 30, 2009, compared to an unrealized gain of $35.8 million for the three months ended June 30, 2008. The net fair value of the interest rate swap contracts was a net liability of $64.8 million at June 30, 2009, compared to a net liability of $95.2 million at December 31, 2008. The decrease in the liability resulted from an increase in long-term interest rates in 2009.
Income tax expense. Income tax expense was $19.8 million for the three months ended June 30, 2009, compared to an income tax expense of $22.2 million for the three months ended June 30, 2008, and the effective tax rates were 35.6% for the three months ended June 30, 2009 and 35.5% for the three months ended June 30, 2008.
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

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008.
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

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$134,033	$129,211
Fee and ancillary lease revenue	17,991	16,023

Total operating lease revenue	152,024	145,234
Finance lease revenue	10,428	10,048

Total leasing revenues	$162,452	$155,282

     Total leasing revenues were $162.5 million for the six months ended June 30, 2009, compared to $155.3 million for the six months ended June 30, 2008, an increase of $7.2 million, or 4.6%.
     Per diem revenue increased by $4.8 million compared to 2008. The primary reasons for the increase are as follows:
•	$5.7 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet;

•	$4.6 million increase due to the recognition of fee revenue for the early termination of certain lease contracts with one customer. In 2009, we negotiated the early termination of several contracts with one customer for a fee of approximately $11.0 million. As of June 30, 2009, approximately $6.3 million of this fee remains categorized as deferred revenue and will be recognized as units are redelivered.

•	$0.9 million increase in one time fees charged for the early drop off of equipment from other customers;

•	$2.9 million decrease due to overall lower utilization;

•	$3.4 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time.
     Fee and ancillary lease revenue increased by $2.0 million as compared to the prior year primarily due to an increase in repair revenue resulting from an increase in drop off volume.
     Finance lease revenue increased by $0.4 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.

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

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Equipment trading revenues	$25,835	$46,704
Equipment trading expenses	(24,357)	(41,312)

Equipment trading margin	$1,478	$5,392

     The equipment trading margin decreased $3.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The trading margin decreased primarily due to a downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our normal sales margins.
Direct operating expenses. Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.
     Direct operating expenses were $19.5 million for the six months ended June 30, 2009, compared to $14.4 million for the six months ended June 30, 2008, an increase of $5.1 million. The primary reasons for the increase are outlined below:
•	$4.3 million increase in storage costs due to an increase in units off-hire;

•	$1.9 million increase in repair costs due to a higher repair volume, primarily for our dry and refrigerated containers;

•	$0.7 million decrease in surveying costs due to a decrease in new equipment purchases; and

•	$0.4 million decrease in other operating costs due to lower equipment reserve charges in 2009.
Administrative expenses. Administrative expenses were $21.4 million for the six months ended June 30, 2009, compared to $21.6 million for the six months ended June 30, 2008, a decrease of $0.2 million or 0.9%. The decrease was primarily due to $1.6 million in lower incentive accruals and $0.4 million of lower travel expenses in 2009, partially offset by $0.7 million in lower foreign exchange gains in 2009 versus 2008 and a charge for certain severance benefits of $1.1 million in 2009.
Depreciation and amortization. Depreciation and amortization was $58.5 million for the six months ended June 30, 2009, compared to $54.2 million for the six months ended June 30, 2008, an increase of $4.3 million or 7.9%. Depreciation increased by $8.1 million due to a larger fleet size, resulting from our large investment in equipment in the second half of 2008. This increase was partially offset by a $4.4 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008.
Net (gain) on sale of leasing equipment. Gain on sale of leasing equipment was $6.0 million for the six months ended June 30, 2009, compared to a gain of $10.5 million for the six months ended June 30, 2008, a decrease of $4.5 million. Gain on sale decreased $3.9 million due to lower selling prices and $0.6 million due to lower volume of units sold.
Interest and debt expense. Interest and debt expense was $34.5 million for the six months ended June 30, 2009, compared to $30.5 million for the six months ended June 30, 2008, an increase of $4.0 million. The increase was primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008.
(Gain) on debt extinguishment. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the six months ended June 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes. There were no gains on debt extinguishment for the six months ended June 30, 2008.
Unrealized (gain) on interest rate swaps. Unrealized gain on interest rate swaps was $29.5 million for the six months ended June 30, 2009, compared to an unrealized gain of $4.1 million for the six months ended June 30, 2008. The net fair value of the interest rate swap contracts was a net liability of $64.8 million at June 30, 2009, compared to a net liability of $95.2 million at December 31, 2008. The decrease in the liability resulted from an increase in long-term interest rates in 2009.
Income tax expense. Income tax expense was $29.0 million for the six months ended June 30, 2009, compared to an income tax expense of $20.1 million for the six months ended June 30, 2008, and the effective tax rates were 35.6% for the six months ended June 30, 2009 and 35.5% for the six months ended June 30, 2008.
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
     The following table lists selected revenue and expense items for our Equipment leasing segment for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Equipment leasing segment:
Total revenue	$80,115	$78,942	$164,056	$157,297
Depreciation and amortization expense	29,310	27,341	58,385	54,164
Interest and debt expense	16,918	15,409	34,098	29,889
Net (gain) on sale of leasing equipment	(2,448)	(6,196)	(6,044)	(10,496)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Pre-tax income(1)	17,068	23,585	37,179	48,453

(1)	Pre-tax income excludes unrealized (gains) on interest rate swaps of $(24,455) and $(35,843) for the three months ended June 30, 2009 and 2008, respectively, and $(29,518) and $(4,098) for the six months ended June 30, 2009 and 2008, respectively. Pre-tax income also excludes (gain) on debt extinguishment of $(14,130) for the three and six months ended June 30, 2009.
Segment Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
     Equipment leasing revenue. Total revenue for the Equipment leasing segment was $80.1 million in the three months ended June 30, 2009 compared to $78.9 million in the three months ended June 30, 2008, an increase of $1.2 million, or 1.5%. The primary reasons for the increase are as follows:
•	$3.5 million increase due to the recognition of fee revenue for the early termination of certain lease contracts with one customer.

•	$1.8 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, and tanks in our fleet compared to the prior year;

•	$2.7 million decrease due to overall lower utilization;

•	$2.2 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time.
     Fee and ancillary lease revenue increased by $0.5 million as compared to the prior year primarily due to $0.9 million increase in repair revenue resulting from an increase in drop off volume, partially offset by $0.4 million in lower logistics fees.
     Finance lease revenue increased by $0.3 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.
     Equipment leasing pretax income. Pretax income for the Equipment leasing segment was $17.1 million in the three months ended June 30, 2009 compared to $23.6 million in the three months ended June 30, 2008, a decrease of $6.5 million, or 27.5%. The primary reasons for the decrease in pretax income are as follows:
•	$1.2 million increase in Equipment leasing revenue in 2009;

•	$2.0 million increase in depreciation expense, primarily due to an increase in fleet size;

•	$1.5 million increase in interest expense, primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008;

•	$2.3 million increase in direct operating expenses, primarily related to increased storage costs and increased repair costs associated with increased drop off activity;

•	$1.8 million decrease in administrative expenses, primarily due to $0.9 million in lower incentive accruals in 2009 and $0.5 million in foreign exchange gains in 2009 versus foreign exchange losses of $0.4 million in 2008.

•	$3.8 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009 compared to 2008.
Segment Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
     Equipment leasing revenue. Total revenue for the Equipment leasing segment was $164.1 million in the six months ended June 30, 2009 compared to $157.3 million in the six months ended June 30, 2008, an increase of $6.8 million, or 4.3%. The primary reasons for the increase are as follows:
•	$5.7 million increase due to an increase in fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet;

•	$4.6 million increase due to the recognition of fee revenue for the early termination of certain lease contracts with one customer;

•	$0.9 million increase in one time fees charged for the early drop off of equipment from other customers;

•	$2.9 million decrease due to overall lower utilization;

•	$3.4 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time.
     Fee and ancillary lease revenue increased by $2.0 million as compared to the prior year primarily due to an increase in repair revenue resulting from an increase in drop off volume.
     Finance lease revenue increased by $0.4 million in 2009, primarily due to an increase in the average size of our finance lease portfolio.
     Equipment leasing pretax income. Pretax income for the Equipment leasing segment was $37.2 million in the six months ended June 30, 2009 compared to $48.5 million in the six months ended June 30, 2008, a decrease of $11.3 million, or 23.3%. The primary reasons for the decrease in pretax income are as follows:
•	$6.8 million increase in Equipment leasing revenue in 2009;

•	$4.2 million increase in depreciation expense, primarily due to an increase in fleet size;

•	$4.2 million increase in interest expense, primarily due to an increase in the average debt balance driven by the increase in the size of our container fleet during 2008;

•	$5.1 million increase in direct operating expenses, primarily related to increased storage costs and increased repair costs associated with increased drop off activity;

•	$4.5 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009.
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
     The following table lists selected revenue and expense items for our Equipment trading segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Equipment trading segment:
Equipment trading revenue	$9,747	$24,050	$25,835	$46,704
Equipment trading expense	(9,582)	(20,249)	(24,357)	(41,312)

Equipment trading margin	165	3,801	1,478	5,392
Interest expense	202	392	383	641

Pre-tax (loss) income(1)	(98)	3,043	529	4,042

(1)	Pre-tax (loss) income excludes unrealized (gains) on interest rate swaps of $(24,455) and $(35,843) for the three months ended June 30, 2009 and 2008, respectively, and $(29,518) and $(4,098) for the six months ended June 30, 2009 and 2008, respectively. Pre-tax (loss) income also excludes (gain) on debt extinguishment of $(14,130) for the three and six months ended June 30, 2009.
Segment Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
     Equipment trading margin. Equipment trading revenues and Equipment trading expenses decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $3.6 million in 2009 compared to 2008 primarily due to a lower volume of units sold ($2.6 million). In addition, our equipment trading margin decreased by $1.0 million due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our normal sales margins.
     Equipment trading pretax income. Pretax (loss) income for the Equipment trading segment was a loss of $0.1 million in the three months ended June 30, 2009 compared to pretax income of $3.0 million in the three months ended June 30, 2008, a decrease of $3.1 million, which was primarily due to the Equipment trading margin decrease of $3.6 million.

Segment Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
     Equipment trading margin. Equipment trading revenues and Equipment trading expenses decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $3.9 million in 2009 compared to 2008 primarily due to a lower volume of units sold ($3.0 million). In addition, our equipment trading margin decreased by $1.5 million due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our normal sales margins.
     Equipment trading pretax income. Pretax income for the Equipment trading segment was $0.5 million in the six months ended June 30, 2009 compared to $4.0 million in the six months ended June 30, 2008, a decrease of $3.5 million, or 87.5%, which was primarily due to the Equipment trading margin decrease of $3.9 million.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
     We continue to have sizable cash in-flows. For the six months ended June 30, 2009, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was approximately $146.7 million. In addition, as of June 30, 2009 we had approximately $42.3 million of unrestricted cash.
     As of June 30, 2009, major committed cash outflows in the next 12 months include $2.5 million of committed but unpaid capital expenditures. In addition, over the next 12 months we have scheduled principal payments on our existing debt facilities of $125.7 million, which we expect to fund with ongoing operating cash flows.
     We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. However, our ability to make future capital expenditures will also be dependent on our ability to raise additional financing, and we cannot assure that we will be able to do so on commercially reasonable terms, or at all. We continue to seek additional sources of financing to fund future capital expenditures, though disruptions in the capital markets have continued, and may make it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, investment in our fleet will be constrained and our future growth rate and profitability will decrease.
     At June 30, 2009, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Borrowing
	Outstanding	Level
Asset backed securitization (ABS)
Term notes — Series 2006-1	$386.1	$386.1
Term notes — Series 2005-1	366.0	366.0
Asset backed credit facility	225.0	225.0
Revolving credit facility	100.0	100.0
Finance lease facility	42.9	42.9
2007 Term loan facility	30.5	30.5
Port equipment facility	11.3	11.3
Capital lease obligations	95.4	95.4

Total Debt	$1,257.2	$1,257.2

     Interest rates on all of our debt obligations (except capital lease obligations) are based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our long-term borrowings by entering into interest rate swap contracts.
     Debt Covenants
     We are subject to certain financial covenants under our debt facilities. At June 30, 2009, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:
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

     Below is the calculation of EBIT to Cash Interest Expense as of June 30, 2009 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II
Net income (loss)	$51,664	$20,361	$(3,290)
Plus:
Income tax expense (benefit)	27,962	11,877	(1,595)
Interest expense including write-off of deferred financing costs	69,184	42,818	11,243
Unrealized losses on interest rate swaps	50,627	28,095	6,982
All non-cash expenses attributable to incentive arrangements	1,434	—	52

EBIT	$200,871	$103,151	$13,392

Interest expense (excluding interest income of $759, $457, and $22 respectively)	$69,944	$43,275	$11,295
Amortization and write-off of deferred financing costs	(1,385)	(646)	(509)
Accrued interest (represents 2009 interest expense not paid)	(2,309)	(944)	(339)
Cash payments of prior period accrued interest	2,211	1,424	115

Cash Interest Expense	$68,461	$43,109	$10,562

EBIT to Cash Interest Expense Ratio	2.93	2.39	1.27
Required Minimum EBIT to Cash Interest Expense Ratio	1.10	1.10	1.10

(1)	The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC and TAL Advantage II, LLC.
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
     For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At June 30, 2009, the required minimum TNW for the ABS facilities was $405.9 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.
     The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, Asset backed and Revolving credit facilities and 5.00 to 1.00 for the Finance lease and Port equipment facilities.
     Below is the calculation of the covenant compliance for the Finance lease facility as of June 30, 2009 (in thousands):

Tangible Net Worth Covenants:	Consolidated
Tangible Assets
Total Assets	$1,875,832
Deferred Financing Costs	(7,664)
Goodwill	(71,898)
Intangibles	(2,717)
Fair value of derivative instruments (asset)	(661)

Tangible Net Worth Covenants:	Consolidated
Total Tangible Assets(A)	$1,792,892

All indebtedness:
Total debt	$1,257,235
Accrued interest	2,292
Fair value of derivative instruments (liability)	64,769
Equipment purchases payable	2,394

Total Indebtedness(B)	$1,326,690

Tangible Net Worth (C= A-B)	$466,202
Required Minimum Tangible Net Worth	$300,000
Debt to Tangible Net Worth Ratio (B/C)	2.85
Required Maximum Debt to Tangible Net Worth Ratio	5.00
     For the purpose of calculating TNW under the ABS and Asset backed credit facilities, the fair value of derivative instruments is excluded from the Total Indebtedness calculation. As a result, the calculated TNW for these facilities was the sum of TNW of $466.2 million as per the table above plus $64.8 million (the fair value of derivative instruments (liability) excluded), for a total TNW of $531.0 million at June 30, 2009, versus a required minimum TNW of $405.9 million.
     For the purpose of calculating Debt to TNW ratio under the ABS facility, the fair value of derivative instruments (liability of $64.8 million) is included in the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,326.7 million as shown in the table above, the TNW is $531.0 million as shown in the paragraph above, and the calculated Debt to TNW ratio was 2.50 at June 30, 2009, versus a required maximum Debt to TNW ratio of 4.75.
     For the purpose of calculating Debt to TNW ratio under the Asset backed credit facility, the fair value of derivative instruments (liability) is excluded from the calculation of indebtedness. As a result, the total indebtedness for the purpose of this calculation is $1,326.7 million as per the table above less $64.8 million (the fair value of derivative instruments (liability) excluded), for a total indebtedness of $1,261.9 million. The TNW is $531.0 million as shown in the first paragraph directly above, and the calculated Debt to TNW ratio was 2.38 at June 30, 2009, versus a required maximum Debt to TNW ratio of 4.75.
     Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the six months ended June 30, 2009 and June 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1

Total	1,377,833	$11.3

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—

Total	362,100	$8.0

Dividends
The company paid the following quarterly dividends during the six months ended June 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
Cash Flow
The following table sets forth certain cash flow information for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$98,450	$89,871

Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(27,184)	$(146,100)
Investment in finance leases	(26,713)	(28,237)
Proceeds from sale of equipment leasing fleet, net of selling costs	33,063	38,469
Cash collections on finance lease receivables, net of income earned	15,156	12,832
Other	(32)	(86)

Net cash (used in) investing activities	$(5,710)	$(123,122)

Net cash (used in) provided by financing activities	$(91,287)	$32,520

Operating Activities
Net cash provided by operating activities increased by $8.6 million to $98.5 million in the six months ended June 30, 2009, compared to $89.9 million in the six months ended June 30, 2008 primarily due to the timing of cash collections on our accounts receivable. Accounts receivable collections exceeded billings by $10.5 million in the six months ended June 30, 2009 versus accounts receivable billings that exceeded collections by $4.0 million in the six months ended June 30, 2008.
Investing Activities
     Net cash used in investing activities decreased by $117.4 million to $5.7 million in the six months ended June 30, 2009 compared to $123.1 million in 2008. Major reasons for the decrease were as follows:
•	Capital expenditures were $53.9 million, including investments in finance leases of $26.7 million, in the six months ended June 30, 2009 compared to $174.3 million, including investments in finance leases of $28.2 million, for 2008. Capital expenditures decreased by $120.4 million in 2009 primarily due to a decrease in the number of leasing units purchased.

•	Sales proceeds from the disposal of equipment decreased $5.4 million to $33.1 million in the six months ended June 30, 2009 compared to $38.5 million in 2008. Proceeds from the disposal of used containers decreased in 2009 primarily due to lower selling prices.

•	Cash collections on finance leases, net of income earned, increased by $2.4 million to $15.2 million in the six months ended June 30, 2009 compared to $12.8 million in 2008 as a result of an increase in our finance lease portfolio.
Financing Activities
     Net cash used in financing activities was $91.3 million in the six months ended June 30, 2009 compared to net cash provided by financing activities of $32.5 million for the same period in 2008.
     During the six months ended June 30, 2009, we had net payments of $79.4 million under our various credit facilities and capital lease obligations, including $20.7 of debt repurchased prior to maturity, as compared to net borrowings of $68.3 million under our various credit facilities and capital lease obligations during the six months ended June 30, 2008.
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
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2009:

	Contractual Obligations by Period
	(dollars in millions)
		Remaining				2013 and
	Total	2009	2010	2011	2012	thereafter
Contractual Obligations:
Total debt obligations(1)	$1,401.6	$89.4	$214.3	$191.3	$279.1	$627.5
Capital lease obligations(2)	117.7	2.8	12.8	13.0	13.2	75.9
Operating leases (mainly facilities)	6.7	1.3	2.6	2.0	0.8	—
Purchase obligations:
Equipment purchases payable	2.4	2.4	—	—	—	—
Equipment purchase commitments	0.1	0.1	—	—	—	—

Total contractual obligations	$1,528.5	$96.0	$229.7	$206.3	$293.1	$703.4

(1)	Amounts include actual and estimated interest for floating-rate debt based on June 30, 2009 rates and the net effect of the interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2008 Form 10-K filed with the SEC on March 3, 2009.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166’), Accounting for Transfers of Financial Assets and Statement of Financial Accounting Standards No. 167 (“SFAS 167’), Amendments to FASB Interpretation No. 46(R).SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
SFAS 166 and SFAS 167 will be effective January 1, 2010, for a calendar year-end entity. Early application is not permitted. We are currently evaluating the potential impact of SFAS 166 and SFAS 167 on our consolidated results of operations and financial position.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165’), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 specifically provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 on June 30, 2009. SFAS 165 did not impact the consolidated financial results as it is disclosure-only in nature. Refer to Note 12 for disclosure information.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective beginning in the first quarter of 2009. We adopted SFAS 161 on January 1, 2009. SFAS 161 did not impact the consolidated financial results as it is disclosure-only in nature. Refer to Note 6 for disclosure information.
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
The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with major financial institutions rated investment grade by nationally recognized rating agencies. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.
As of June 30, 2009, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

	Weighted Average Fixed
Total Notional Amount at	Leg Interest Rate at	Weighted Average
June 30, 2009	June 30, 2009	Remaining Term
$1,198 million	4.2%	3.8 years
Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.
Since approximately 95% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended June 30, 2009, unrealized gains on interest rate swaps totaled $24.5 million, compared to unrealized gains on interest rate swaps of $35.9 million for the quarter ended June 30, 2008. During the six months ended June 30, 2009, unrealized gains on interest rate swaps totaled $29.5 million, compared to unrealized gains on interest rate swaps of $4.1 million for the six months ended June 30, 2008.
Foreign Currency Exchange Rate Risk
Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2009 and 2008 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $0.5 million of unrealized foreign currency exchange gains and $0.4 million of unrealized foreign currency exchange losses in the quarters ended June 30, 2009 and June 30, 2008, respectively. We recorded $0.2 million of unrealized foreign currency exchange gains and $0.8 million of unrealized foreign currency exchange gains in the six months ended June 30, 2009 and June 30, 2008, respectively, These gains / losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.
     In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.7 million at June 30, 2009, and is reported as an asset in Fair value of derivative instruments on the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s share purchase activity during the quarter ended June 30, 2009 is summarized in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs
April 1 — 30, 2009	167,429	7.28	167,429	1,755,174
May 1 — 31, 2009	—	—	—	1,755,174
June 1 — 30, 2009	188,486	10.04	188,486	1,566,688
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On April 30, 2009, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders of the Company voted on (i) the election of nine directors to serve until the 2010 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and (ii) to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
The number of votes cast for the election of the nine directors were as follows:

	Number of Shares
Nominee	For	Withhold Authority
Brian M. Sondey	25,065,978	3,127,172
Malcolm P. Baker	27,772,341	420,809
A. Richard Caputo Jr.	23,780,683	4,412,467
Claude Germain	27,769,045	424,105
Brian J. Higgins	24,925,280	3,267,870
John W. Jordan II	22,959,330	5,233,820
Frederic H. Lindeberg	27,772,737	420,413
David W. Zalaznick	23,942,916	4,250,234
Douglas J. Zych	24,925,009	3,268,141

The number of votes cast to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Number of Shares
For	Against	Abstain
28,181,526	7,556	4,068
ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
August 6 , 2009	/s/ John Burns
John Burns
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)