Form 10-Q
period 2009-09-30
TAL International Group, Inc.
filed 2009-11-06
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of October 30, 2009, there were 30,686,685 shares of the Registrant’s common stock, $.001 par value outstanding.

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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The consolidated financial statements of TAL International Group, Inc. (“TAL” or the “Company”) as of September 30, 2009 (unaudited) and December 31, 2008 and for the three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC, on March 3, 2009, from which the accompanying December 31, 2008 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $403,067 and $352,089	$1,387,498	$1,535,483
Net investment in finance leases, net of allowances of $1,626 and $1,420	202,644	196,490
Equipment held for sale	43,570	32,549

Revenue earning assets	1,633,712	1,764,522

Cash and cash equivalents (including restricted cash of $14,171 and $16,160)	61,243	56,958
Accounts receivable, net of allowances of $715 and $807	33,330	42,335
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $5,007 and $4,181	1,068	1,832
Goodwill	71,898	71,898
Deferred financing costs	7,652	8,462
Other assets	7,204	8,540
Fair value of derivative instruments	1,542	951

Total assets	$1,817,649	$1,955,498

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Equipment purchases payable	$2,212	$27,224
Fair value of derivative instruments	73,141	95,224
Accounts payable and other accrued expenses	38,350	43,978
Deferred income tax liability	104,144	73,565
Debt	1,195,542	1,351,036

Total liabilities	1,413,389	1,591,027

Stockholders’ equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,592,066 and 33,485,816 shares issued respectively	33	33
Treasury stock, at cost, 2,905,381 and 1,055,479 shares, respectively	(36,233)	(20,126)
Additional paid-in capital	397,639	396,478
Accumulated earnings (deficit)	42,542	(12,090)
Accumulated other comprehensive income	279	176

Total stockholders’ equity	404,260	364,471

Total liabilities and stockholders’ equity	$1,817,649	$1,955,498

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$69,088	$74,967	$221,112	$220,201
Finance leases	5,096	5,412	15,524	15,460

Total leasing revenues	74,184	80,379	236,636	235,661
Equipment trading revenue	7,869	26,098	33,704	72,802
Management fee income	675	855	2,013	2,362
Other revenues	188	355	777	1,118

Total revenues	82,916	107,687	273,130	311,943

Operating expenses (income):
Equipment trading expenses	7,578	22,972	31,935	64,284
Direct operating expenses	9,134	6,207	28,600	20,614
Administrative expenses	9,192	12,434	30,577	34,066
Depreciation and amortization	29,380	28,149	87,843	82,322
(Reversal) provision for doubtful accounts	(15)	1,859	383	2,062
Net (gain) on sale of leasing equipment	(1,058)	(7,563)	(7,102)	(18,059)
Net (gain) on sale of container portfolios	(185)	(2,789)	(185)	(2,789)

Total operating expenses	54,026	61,269	172,051	182,500

Operating income	28,890	46,418	101,079	129,443

Other expenses (income):
Interest and debt expense	17,024	16,528	51,505	47,058
(Gain) on debt extinguishment	—	—	(14,130)	—
Unrealized loss (gain) on interest rate swaps	6,935	7,371	(22,583)	3,273

Total other expenses	23,959	23,899	14,792	50,331

Income before income taxes	4,931	22,519	86,287	79,112
Income tax expense	1,755	7,985	30,718	28,053

Net income	$3,176	$14,534	$55,569	$51,059

Net income per common share — Basic	$0.10	$0.45	$1.78	$1.57

Net income per common share — Diluted	$0.10	$0.44	$1.78	$1.56

Weighted average number of common shares outstanding — Basic	30,621	32,580	31,226	32,599
Weighted average number of common shares outstanding — Diluted	30,700	32,763	31,263	32,769

Cash dividends paid per common share	$0.01	$0.4125	$0.03	$1.20
The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$55,569	$51,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,843	82,322
Amortization of deferred financing costs	851	748
Net (gain) on sale of leasing equipment	(7,102)	(18,059)
Net (gain) on sale of container portfolios	(185)	(2,789)
Unrealized (gain) loss on interest rate swaps	(22,583)	3,273
(Gain) on debt extinguishment	(14,130)	—
Deferred income taxes	30,957	27,691
Stock compensation charge	1,162	887
Equipment purchased for resale	2,674	1,028
Changes in operating assets and liabilities	(505)	(6,665)

Net cash provided by operating activities	134,551	139,495

Cash flows from investing activities:
Purchases of leasing equipment	(28,002)	(316,345)
Investments in finance leases	(27,098)	(38,008)
Proceeds from sale of equipment leasing fleet, net of selling costs	53,750	63,944
Proceeds from the sale of container portfolios	8,532	40,539
Cash collections on finance lease receivables, net of income earned	22,931	19,938
Other	(77)	330

Net cash provided by (used in) investing activities	30,036	(229,602)

Cash flows from financing activities:
Dividends paid	(953)	(39,094)
Purchase of treasury stock	(16,107)	(7,955)
Borrowings under debt facilities	19,125	335,383
Payments under debt facilities	(142,627)	(234,916)
Payment to extinguish debt	(20,650)	—
Proceeds received from capital leases	10,000	33,919
Payments under capital lease obligations	(7,329)	(5,516)
Other	(1,761)	(2,997)
Decrease in restricted cash	1,989	352

Net cash (used in) provided by financing activities	(158,313)	79,176

Net increase (decrease) in cash and cash equivalents	6,274	(10,931)
Unrestricted cash and cash equivalents, beginning of period	40,798	52,636

Unrestricted cash and cash equivalents, end of period	$47,072	$41,705

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$2,212	$63,830
Purchases of leasing equipment financed through capital lease obligations	$—	$9,375
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
The Company leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.
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
C. Recently Issued Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (the Codification), which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification for its quarter ended September 30, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets and Statement of Financial Accounting Standards No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R).SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
SFAS 166 and SFAS 167 will be effective January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the potential impact of SFAS 166 and SFAS 167 on its consolidated results of operations and financial position, and believes the impact will be minimal.

Note 2 — Fair Value of Financial Instruments
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other financial assets approximated fair value at September 30, 2009.
The interest rates charged on the majority of the Company’s various credit facilities are based on variable interest rates. The Company estimates that at September 30, 2009 the carrying value of the Company’s variable rate debt instruments was approximately $110 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company’s estimate of market interest spreads at September 30, 2009.
Note 3 — Treasury Stock and Dividends
Share Repurchase Program
On April 30, 2009, the Company’s Board of Directors approved a 1.5 million share increase to the Company’s stock repurchase program which began in March 2006 and was amended in September 2007. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the nine months ended September 30, 2009 and September 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1
Quarter ended September 30, 2009	472,069	4.8

Total	1,849,902	$16.1

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—
Quarter ended September 30, 2008	—	—

Total	362,100	$8.0

Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2009	September 24, 2009	$ 0.3 million	$0.01
June 2, 2009	June 23, 2009	$ 0.3 million	$0.01
March 12, 2009	March 26, 2009	$ 0.3 million	$0.01
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
Note 4 — Stock-Based Compensation Plans
The Company records compensation cost relating to share-based payment transactions in accordance with FASB Accounting Standards Codification No. 718 “Compensation — Stock Compensation” (ASC 718). The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
The following compensation costs were reported in administrative expenses in the Company’s statements of operations related to the Company’s stock-based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2007 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$5	$5	$119	$16
Restricted stock	317	274	1,043	871

	$322	$279	$1,162	$887

Total unrecognized compensation cost related to 21,000 options granted during the year ended December 31, 2006 (of which 3,000 options were cancelled in 2007) of approximately $17,000 as of September 30, 2009 will be recognized over the remaining vesting period of approximately nine months.
Total unrecognized compensation cost of approximately $1.5 million as of September 30, 2009 related to 217,250 restricted shares granted during 2007 and 2009 will be recognized over the remaining weighted average vesting period of approximately 1.5 years.
Note 5 — Debt
Debt consisted of the following (amounts in thousands):

	September 30,	December 31,
	2009	2008
Asset backed securitization (ABS)
Term notes — Series 2006-1	$371,958	$451,000
Term notes — Series 2005-1	354,167	389,583
Asset backed credit facility	225,000	225,000
Revolving credit facility	50,000	100,000
Finance lease facility	40,601	47,406
2007 Term loan facility	28,838	33,658
Port equipment facility	11,254	12,326
Other debt	19,089	—
Capital lease obligations	94,635	92,063

Total	$1,195,542	$1,351,036

Debt Repurchase
On April 27, 2009, the Company repurchased approximately $35.0 million of its Series 2006-1 Term Notes and recorded a gain on debt extinguishment of approximately $14.1 million, net of the write-off of deferred financing costs of approximately $0.2 million.
Other Debt
On July 31, 2009, the Company entered into a six year $7.5 million term loan which is secured by certain containers on lease to a single customer.
On September 22, 2009 the Company entered into a repurchase agreement with a financial institution in which the Company pledged TAL Advantage I Series 2006-1 Term Notes that were repurchased by the Company in April 2009. The initial advance under the repurchase agreement was $11.7 million, and the facility has a total maximum borrowing capacity of $25.0 million. The repurchase agreement transaction was accounted for as a secured borrowing and the obligation under the repurchase agreement is classified as debt on the consolidated balance sheet. The repurchase agreement has a one year term, however, either the Company or the financial institution may terminate the loan on the settlement date of the loan (as defined), which occurs monthly.
Note 6 — Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting most of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company’s exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties.
As of September 30, 2009, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional
Amount at	Weighted Average Fixed Leg	Weighted Average
September 30, 2009	Interest Rate at September 30, 2009	Remaining Term
$1,172 million	4.2%	3.6 years
Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with FASB Accounting Standards Codification No. 815 “Derivatives and Hedging” (ASC 815). On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of September 30, 2009, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was approximately $1.4 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.8 million. Amounts recorded in accumulated other comprehensive income (loss) would be reclassified into earnings upon termination of these interest rate swap contracts and related debt instruments prior to their contractual maturity. All interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under ASC 815, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized (gains)/ losses on interest rate swaps.
Under the criteria established by FASB Accounting Standards Codification No.820 “Fair Value Measurements and Disclosures” (ASC 820) the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.
Foreign Currency Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 6.3 million Euros and receive approximately $9.6 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.
Under the criteria established by ASC 820, the fair value measurement of the foreign currency rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.
Location of Derivative Instruments in Financial Statements
Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments
$ in Millions

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivative	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Interest rate contracts	Fair value of derivative instruments	$1.2	Fair value of derivative instruments	$—	Fair value of derivative instruments	$73.1	Fair value of derivative instruments	$95.2
Foreign exchange contracts	Fair value of derivative instruments	$0.3	Fair value of derivative instruments	$1.0	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total Derivatives		$1.5		$1.0		$73.1		$95.2

Derivatives Not Designated as Hedging Instruments
Effect of Derivative Instruments on Statement of Operations
$ in Millions

	Location of Loss / (Gain)	Amount of Loss / (Gain) Recognized in Income on Derivatives
Derivative	Recognized in	Three months ended Sept 30,		Nine months ended Sept 30,
Instrument	Income on Derivatives	2009	2008	2009	2008
Interest rate contracts	Unrealized loss (gain) on interest rate swaps	$6.9	$7.4	$(22.6)	$3.3
Foreign exchange contracts	Administrative Expense	0.3	(0.9)	0.6	(0.9)

Total		$7.2	$6.5	$(22.0)	$2.4

Note 7 — Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$3,176	$14,534	$55,569	$51,059

Denominator:
Weighted average shares outstanding for basic earnings per share	30,621	32,580	31,226	32,599
Dilutive stock options	79	183	37	170

Weighted average shares for diluted earnings per share	30,700	32,763	31,263	32,769

Earnings per share:
Basic	$0.10	$0.45	$1.78	$1.57

Diluted	$0.10	$0.44	$1.78	$1.56

For the three and nine months ended September 30, 2009 and September 30, 2008, 598,691 and 6,500 options to purchase shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. For the nine months ended September 30, 2009, 61,500 shares of restricted stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.
Note 8 — Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:
•	Equipment leasing — the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages containers owned by third parties.

•	Equipment trading — the Company purchases containers from its shipping line customers and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment.
The following tables present certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$74,747	$8,169	$82,916	$81,453	$26,234	$107,687
Equipment trading expenses	—	7,578	7,578	—	22,972	22,972
Depreciation and amortization	29,308	72	29,380	28,144	5	28,149
Net (gain) on sale of leasing equipment	(1,058)	—	(1,058)	(7,563)	—	(7,563)
Interest and debt expense	16,830	194	17,024	16,215	313	16,528
Pre-tax income (loss) (1)	11,725	141	11,866	27,488	2,402	29,890

(1)	Segment income before taxes excludes unrealized losses on interest rate swaps of $6,935 for the three months ended September 30, 2009 and $7,371 for the three months ended September 30, 2008.

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Equipment	Equipment		Equipment	Equipment
	Leasing	Trading	Totals	Leasing	Trading	Totals
Total revenues	$238,803	$34,327	$273,130	$238,750	$73,193	$311,943
Equipment trading expenses	—	31,935	31,935	—	64,284	64,284
Depreciation and amortization	87,693	150	87,843	82,308	14	82,322
Net (gain) on sale of leasing equipment	(7,102)	—	(7,102)	(18,059)	—	(18,059)
Interest and debt expense	50,928	577	51,505	46,104	954	47,058
Pre-tax income (2)	48,904	670	49,574	75,941	6,444	82,385
Goodwill at September 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at September 30	1,803,858	13,791	1,817,649	1,897,331	20,796	1,918,127
Purchases of leasing equipment(3)	28,002	—	28,002	316,345	—	316,345
Investments in finance leases(3)	27,098	—	27,098	38,008	—	38,008

(2)	Segment income before taxes excludes unrealized (gains) losses on interest rate swaps of $(22,583) for the nine months ended September 30, 2009 and $3,273 for the nine months ended September 30, 2008, and excludes (gain) on debt extinguishment of $(14,130) for the nine months ended September 30, 2009.

(3)	Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues:
Domestic	$7,348	$11,401	$26,342	$33,986
Asia	33,900	49,716	109,880	143,338
Europe	36,444	38,291	117,636	107,620
Other International	5,224	8,279	19,272	26,999

Total	$82,916	$107,687	$273,130	$311,943

As the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company’s containers are considered to be international.
Note 9 — Commitments and Contingencies
Residual Value Guarantees
     During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company’s commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At September 30, 2009, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and other accrued expenses. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.
Purchase Commitments
At September 30, 2009, commitments for capital expenditures totaled approximately $0.6 million.
Note 10 — Income Taxes
The consolidated income tax expense for the three and nine month periods ended September 30, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11 — Comprehensive Income and Other
The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$3,176	$14,534	$55,569	$51,059
Other comprehensive income:
Foreign currency translation adjustments	(12)	(716)	548	(632)
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $(87), $(113), $(248) and $(354), respectively)	(157)	(204)	(446)	(641)

Total comprehensive income	$3,007	$13,614	$55,671	$49,786

The balance included in accumulated other comprehensive income for cumulative translation adjustments as of September 30, 2009 and December 31, 2008 was $(613) and $(1,161), respectively.
The Company recorded unrealized foreign currency exchange losses which are reported in administrative expenses in the Company’s statements of operations as shown in the table below ($ in millions):

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
$0.2	$1.4	$0.1	$0.6
These losses resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.
Note 12 — Subsequent Events
The Company has evaluated all subsequent events as of November 6, 2009, the date the financial statements were issued. The following subsequent events have taken place:

Quarterly Dividend
On October 29, 2009 the Company’s Board of Directors approved and declared a $0.01 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 22, 2009 to shareholders of record at the close of business on December 1, 2009.
2009 Asset Backed Credit Facility
On October 26, 2009, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., entered into a $75 million asset backed credit facility, which may be increased to $100 million under certain circumstances. Funds are available under the facility on a revolving basis until October 25, 2011, after which the notes issued under the facility convert to term notes with a maturity date of October 25, 2015. The proceeds will be used to finance the acquisition of equipment and for other general corporate purposes.

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
We operate our business in one industry, intermodal transportation equipment, and have two business segments:
•	Equipment leasing — we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties.

•	Equipment trading — we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment.
Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2009, our total fleet consisted of 704,839 containers and chassis, including 31,774 containers under management for third parties, representing 1,145,461 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 19 offices in 11 countries and 197 third party container depot facilities in 36 countries as of September 30, 2009. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2009, our twenty largest customers accounted for 77% of our leasing revenues, our five largest customers accounted for 52% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.
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
The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	September 30, 2009			December 31, 2008			September 30, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	570,320	28,624	598,944	610,759	30,079	640,838	584,481	29,415	613,896
Refrigerated	36,795	491	37,286	37,119	621	37,740	37,600	635	38,235
Special	45,940	2,659	48,599	48,054	2,839	50,893	48,132	2,785	50,917
Tank	1,350	—	1,350	1,319	—	1,319	1,101	—	1,101
Chassis	8,782	—	8,782	8,796	—	8,796	8,802	—	8,802

Equipment leasing fleet	663,187	31,774	694,961	706,047	33,539	739,586	680,116	32,835	712,951
Equipment trading fleet	9,878	—	9,878	16,735	—	16,735	16,567	—	16,567

Total	673,065	31,774	704,839	722,782	33,539	756,321	696,683	32,835	729,518

Percentage	95.5%	4.5%	100.0%	95.6%	4.4%	100.0%	95.5%	4.5%%	100.0%

	Equipment Fleet in TEUs
	September 30, 2009			December 31, 2008			September 30, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	908,768	51,352	960,120	968,772	53,692	1,022,464	933,683	52,733	986,416
Refrigerated	67,856	812	68,668	68,270	1,022	69,292	69,020	1,047	70,067
Special	78,743	4,321	83,064	82,322	4,624	86,946	82,088	4,559	86,647
Tank	1,400	—	1,400	1,369	—	1,369	1,101	—	1,101
Chassis	15,619	—	15,619	15,645	—	15,645	15,657	—	15,657

Equipment leasing fleet	1,072,386	56,485	1,128,871	1,136,378	59,338	1,195,716	1,101,549	58,339	1,159,888
Equipment trading fleet	16,590	—	16,590	28,736	—	28,736	27,492	—	27,492

Total	1,088,976	56,485	1,145,461	1,165,114	59,338	1,224,452	1,129,041	58,339	1,187,380

Percentage	95.1%	4.9%	100.0%	95.2%	4.8%	100.0%	95.1%	4.9%	100.0%

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
As of September 30, 2009, approximately 86.3% of our containers and chassis were on-hire to customers, down from 90.0% at December 31, 2008 and 92.7% at September 30, 2008.
The following table provides a summary of our lease portfolio, based on the number of units in our total fleet as of the dates indicated below:

	September 30,	December 31,	September 30,
Lease Portfolio	2009	2008	2008
Long-term leases	60.1%	54.3%	50.7%
Finance leases	10.0	8.9	10.4
Service leases	11.5	18.3	20.7
Expired long-term leases (units on hire)	4.7	8.5	10.9

Total leased	86.3	90.0	92.7
Used units available for lease	7.6	4.3	2.0
New units not yet leased	1.5	2.5	3.2
Available for sale	4.6	3.2	2.1

Total fleet	100.0%	100.0%	100.0%

During the first half of 2009, we reached agreements with several of our customers that limit the total number of containers that could be returned from expired leases. We have included the maximum number of containers that can be returned during the limitation periods as expired term leases, while the balance of the affected units are included in current term leases. As of September 30, 2009, our long-term leases had an average remaining contract term of approximately 45 months, assuming no leases are renewed.
Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. As of September 30, 2009, our owned fleet included 1,088,976 TEUs, a decrease of 6.5% from December 31, 2008 and a decrease of 3.5% from September 30, 2008. The decrease in fleet size in 2009 relative to the end of 2008 and the third quarter of 2008 was mainly due to the small amount of new containers purchased in the first three quarters of 2009 combined with our normal disposal of used containers. Global containerized trade volumes have been exceptionally weak since the fourth quarter of 2008, and our shipping line customers have been decreasing the number of containers in their fleets. As a result, we have experienced weak leasing demand and we have significantly reduced our investment in new equipment.
As of September 30, 2009, our revenue earning assets (leasing equipment, net investment in finance leases, and equipment held for sale) totaled approximately $1,634 million, a decrease of $131 million, or 7.4% from December 31, 2008, and a decrease of $83 million, or 4.8% from September 30, 2008. Our revenue earning assets decreased in the first nine months of 2009 due to our limited purchases of new containers during the first nine months of 2009, while our rate of disposals remained steady.
For the nine months ended September 30, 2009, we sold approximately 64,000 TEUs of our owned containers, or 5.6% of our owned equipment leasing fleet as of the beginning of the year. This annualized disposal rate of approximately 7.5% is in line with the 6 to 8% annual disposal rate we have been experiencing for the last several years, and is generally consistent with our expected long-term average disposal rate given the 12 — 14 year expected useful life of our containers. However, the rate of our disposals in 2009 has not kept pace with the rate at which older units are being returned off lease and being designated as available for sale, and our disposal rate would have been higher in the first nine months of 2009 than it has been in the last few years if the disposal market had been better this year. In 2009, the gap between the rate of returns of older units and our disposal rate has caused the portion of our fleet designated as available for sale to increase from 3.2% as of December 31, 2008 to 4.6% as of September 30, 2009. Based on our increased inventory of containers available for sale, the age profile of our leasing fleet and scheduled lease expirations, we expect that our rate of disposals will increase when the market for used container disposals improves and then remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate and leasing revenue may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container investment.
Our average utilization was 84.6% in the third quarter of 2009, a decrease of 7.4% from the third quarter of 2008, and a decrease of 0.5% from the second quarter of 2009. Ending utilization increased 2.3% from 84.0% as of June 30, 2009 to 86.3% as of September 30, 2009, while ending utilization excluding new units not yet leased increased 1.7% in the third quarter of 2009 to 87.6%. The increase in our utilization during the third quarter of 2009 was supported by an increase in global containerized trade volumes from the low level recorded in the first half of the year. During the first half of 2009, our shipping line customers returned a large volume of leased containers and many also accelerated the disposal of their older equipment. As a result, while trade volumes have not recovered to pre-crisis levels, several shipping lines needed to add equipment back into their fleets to accommodate the higher volume of shipments achieved in the third quarter of 2009. In addition, we entered into several lease extension transactions in the second quarter of 2009 which helped reduce the number of container returns in the third quarter.
Utilization and leasing demand for our refrigerated containers remained solid in the third quarter of 2009. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 25% of our leasing revenue.
Utilization of our special containers remained relatively healthy in the third quarter of 2009, though we are seeing signs that leasing demand for special containers is weakening. Leasing demand for our chassis product line remained weak during the third quarter of 2009 due to ongoing weakness in U.S. containerized imports and an oversupply of chassis in the marketplace.
The following table sets forth our average equipment fleet utilization for the periods indicated below:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
	3 months	3 months	3 months	3 months	3 months
Average Utilization(1)	84.6%	85.1%	88.1%	91.6%	92.0%

(1)	Utilization is computed by dividing our total units on lease by the total units in our fleet (which includes leased units, new and used units available for lease and units available for sale).

The following tables set forth our ending fleet utilization for the dates indicated below:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Ending Utilization	86.3%	84.0%	86.5%	90.0%	92.7%

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Ending Utilization (excluding new units not yet leased)	87.6%	85.9%	88.5%	92.4%	95.8%
Average lease rates for our dry container product line in the third quarter of 2009 were 7.4% lower compared to the average level of the third quarter of 2008 and 2.0% lower than the second quarter of 2009. The decrease in average lease rates in the third quarter of 2009 primarily reflects the impact of lease extension transactions completed in the first nine months of 2009. In addition, lease rates for containers placed on hire in the third quarter of 2009 were much lower than our portfolio average, while a significant portion of the containers returned to us this year have been from our higher per diem short term leases. Our average lease rates for dry containers will remain under pressure until a better supply and demand balance is reached.
Average lease rates for refrigerated containers in the third quarter of 2009 were 5.8% lower compared to the third quarter of 2008, and 2.1% lower than the second quarter of 2009, while average rental rates for our special containers were 1.4% lower during the third quarter of 2009 compared to the third quarter of 2008, and 0.5% lower compared to the second quarter of 2009. The decrease in average lease rates for our refrigerated containers was primarily due to lease rate concessions provided to certain customers for lease extension transactions, though market leasing rates for new refrigerated containers are still below our portfolio average rates, so we generally expect our average rates for refrigerated containers to continue to trend down. The decrease in average leasing rates for special containers was primarily due to discounts associated with lease extension transactions and weaker demand.
During the third quarter of 2009, we recognized a $1.1 million gain on the sale of our used containers compared to a $7.6 million gain in the third quarter of 2008. The decrease compared to the third quarter of 2008 mainly resulted from a decrease in selling prices of our used containers. Used container selling prices have decreased this year due to the slowdown in global containerized trade and the resulting increase in worldwide idle container inventories. We expect that our used container sale prices and disposal gains will continue to be pressured until trade volumes improve. In addition, in the third quarter of 2009 we recorded a $0.9 million loss on new factory units placed on a finance lease. The units were purchased in 2008 when equipment prices were historically high and we leased them out in the third quarter at a lower implied price per container. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not incur up-front gains or losses when we place existing equipment on operating leases.
During the third quarter of 2009, we recognized a net equipment trading margin of $0.3 million on the sale of equipment purchased for resale, compared to a $3.1 million margin in the third quarter of 2008. In 2009, our trading volume is considerably lower than in 2008 due to the weaker disposal environment and our decision to focus on the sale of our owned equipment. In addition, our per unit trading margin has been pressured by decreasing used container selling prices in 2009. Approximately 50% of the units in our equipment trading fleet were acquired in 2008 through purchase / leaseback transactions, and these units were generally purchased at prices that are high compared to the current market level. As these units have been returned by our customers and sold by us at current market prices, we have been realizing a reduced selling margin.
Our ownership expenses, principally depreciation and interest expense, increased by $1.7 million, or 3.9% in the third quarter of 2009 from the third quarter of 2008, while the net book value of our revenue earning assets decreased by 4.8% during the same period. Depreciation expense increased 4.4% in the third quarter of 2009 compared to the third quarter of 2008. The increase in depreciation expense despite the lower net book value of our revenue earning equipment is primarily due to the fact that we have very little new equipment not subject to depreciation this year, while we had a significant amount of new equipment not subject to depreciation in the third quarter of 2008. We initiate depreciation for idle factory equipment at the end of the calendar year in which it was purchased if the equipment has not yet been placed on-hire, and we typically incur very little depreciation expense from our idle factory units since we usually lease the units out the same year the units are purchased. However most of the idle factory units in our fleet as of September 30, 2009 were purchased in 2008 as we were unable to lease out all of our 2008 equipment purchases due to the sharp decrease in global containerized trade volumes and leasing demand in the fourth quarter of 2008, and we have purchased very little new equipment in 2009.
Interest expense increased 3.0% in the third quarter of 2009 compared to the third quarter of 2008 despite a decrease in our revenue earning assets, primarily due to an increase in our effective rate. Additionally, our average debt balance did not decrease as rapidly as our decrease in revenue earning assets due to the way our containers are purchased. Because new containers are typically accepted into our fleet before payment is made to the manufacturer, our debt balances and related interest expense will lag fleet growth. This difference can be material in periods of rapid growth such as the third quarter 2008 when $63.8 million of the third quarter’s 2008 container purchases were funded by Equipment purchases payable at the end of the quarter. At September 30, 2009 only $2.2 million of container purchases were funded by Equipment purchases payable.
For the quarter ended September 30, 2009, we had a net reversal of our provision for doubtful accounts of $15 thousand, down from a provision of $1.9 million in the quarter ended September 30, 2008. During the third quarter of 2009, we recorded provisions for several small customer defaults; however, these provisions were offset by a reversal of certain provisions recorded in 2008 due to better than expected container recoveries. During the third and fourth quarters of 2008, we recorded sizable credit provisions primarily due to the default on a finance lease by one of our customers, and we recorded additional provisions to increase the loss reserves for the remaining leases in the finance lease portfolio. However, as noted above, during 2009 our recovery of containers from this customer has exceeded our initial estimates, and accordingly we have reversed a portion of the initial provision.
While our provisions for doubtful accounts have been limited so far in 2009, we remain concerned that we may see an increase in the number and size of customer defaults due to the ongoing severe market conditions our customers are facing. Many of our customers were in the middle of major expansion programs when trade volumes collapsed at the end of 2008, and vessel capacity is expected to grow ten percent or more annually for the next several years despite the recent sharp reduction in trade volumes. The combination of reduced trade volumes and increasing vessel capacity has led to substantial decreases in freight rates on the major trade lanes, and many shipping lines reported large first half losses. While our collections performance in 2009 has so far been generally strong and the average number of days outstanding for our receivables remains close to where it was at the beginning of this year, several of our customers, including a few major shipping lines, have missed contractual payment dates. In addition, several major shipping lines, including some of our largest customers, are currently involved in comprehensive financial restructuring negotiations with their major creditors.
If one of our major customers defaulted on our leases and ceased operations because of deterioration in its financial performance, we would face reduced revenue and we would likely incur significant write-offs due to lost units and recovery expenses. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaulted. To mitigate this impact from potential defaults, we entered into a credit insurance policy in the third quarter of 2009 that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.
Our direct operating expenses were $9.1 million in the third quarter of 2009, compared to $6.2 million in the third quarter of 2008 and $9.6 million in the second quarter of 2009. We typically experience an increase in our direct operating expenses during periods of weak leasing demand as higher drop-off volumes lead to higher repair expenses and as an increased number of idle containers leads to higher storage costs. We incurred significantly more repair and storage costs in the third quarter 2009 compared to the third quarter of 2008 due to the increased level of drop-offs and idle containers in 2009, while repair and storage costs in the third quarter of 2009 were down slightly from the second quarter level due to the improvement in our utilization during the third quarter.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the nine months ended September 30, 2009 and September 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1
Quarter ended September 30, 2009	472,069	4.8

Total	1,849,902	$16.1

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—
Quarter ended September 30, 2008	—	—

Total	362,100	$8.0

Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2009	September 24, 2009	$ 0.3 million	$0.01
June 2, 2009	June 23, 2009	$ 0.3 million	$0.01
March 12, 2009	March 26, 2009	$ 0.3 million	$0.01
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375

Results of Operations
The following table summarizes our results of operations for the three months and nine months ended September 30, 2009 and 2008 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$74,184	89.5%	$80,379	74.7%	$236,636	86.7%	$235,661	75.5%
Equipment trading revenue	7,869	9.5	26,098	24.2	33,704	12.3	72,802	23.3
Management fee income	675	0.8	855	0.8	2,013	0.7	2,362	0.8
Other revenues	188	0.2	355	0.3	777	0.3	1,118	0.4

Total revenues	82,916	100.0	107,687	100.0	273,130	100.0	311,943	100.0

Operating expenses (income):
Equipment trading expenses	7,578	9.2	22,972	21.3	31,935	11.7	64,284	20.6
Direct operating expenses	9,134	11.0	6,207	5.8	28,600	10.5	20,614	6.6
Administrative expenses	9,192	11.1	12,434	11.6	30,577	11.2	34,066	10.9
Depreciation and amortization	29,380	35.4	28,149	26.1	87,843	32.2	82,322	26.4
(Reversal) provision for doubtful accounts	(15)	—	1,859	1.7	383	0.1	2,062	0.7
Net (gain) on sale of leasing equipment	(1,058)	(1.3)	(7,563)	(7.0)	(7,102)	(2.6)	(18,059)	(5.8)
Net (gain) on sale of container portfolios	(185)	(0.2)	(2,789)	(2.6)	(185)	(0.1)	(2,789)	(0.9)

Total operating expenses	54,026	65.2	61,269	56.9	172,051	63.0	182,500	58.5

Operating income	28,890	34.8	46,418	43.1	101,079	37.0	129,443	41.5

Other expenses (income):
Interest and debt expense	17,024	20.5	16,528	15.4	51,505	18.9	47,058	15.1
(Gain) on debt extinguishment	—	—	—	—	(14,130)	(5.2)	—	—
Unrealized loss (gain) on interest rate swaps	6,935	8.4	7,371	6.8	(22,583)	(8.3)	3,273	1.0

Total other expenses	23,959	28.9	23,899	22.2	14,792	5.4	50,331	16.1

Income before income taxes	4,931	5.9	22,519	20.9	86,287	31.6	79,112	25.4
Income tax expense	1,755	2.0	7,985	7.4	30,718	11.3	28,053	9.0

Net income	$3,176	3.9%	$14,534	13.5%	$55,569	20.3%	$51,059	16.4%

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008.
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

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$61,427	$67,683
Fee and ancillary lease revenue	7,661	7,284

Total operating lease revenue	69,088	74,967
Finance lease revenue	5,096	5,412

Total leasing revenues	$74,184	$80,379

     Total leasing revenues were $74.2 million for the three months ended September 30, 2009, compared to $80.4 million for the three months ended September 30, 2008, a decrease of $6.2 million, or 7.7%.
     Per diem revenue decreased by $6.3 million compared to 2008. The primary reasons for the decrease are as follows:
•	$3.7 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

•	$4.4 million decrease due to overall lower utilization and decreased average fleet size; and

•	$2.2 million increase due to recognition of fee revenue for the early termination of certain lease contracts. In 2009, we negotiated the early termination of several contracts for fees of approximately $11.0 million. As of September 30, 2009, approximately $4.1 million of these fees remain categorized as deferred revenue and will be recognized as units are redelivered.
     Fee and ancillary lease revenue increased by $0.4 million as compared to the prior year primarily due to an increase in drop off volume.
     Finance lease revenue decreased by $0.3 million in 2009, primarily due to a decrease in the average size of our finance lease portfolio.
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

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Equipment trading revenues	$7,869	$26,098
Equipment trading expenses	(7,578)	(22,972)

Equipment trading margin	$291	$3,126

     The equipment trading margin decreased $2.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The trading margin decreased primarily due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our sales margins.
Direct operating expenses. Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.
     Direct operating expenses were $9.1 million for the three months ended September 30, 2009, compared to $6.2 million for the three months ended September 30, 2008, an increase of $2.9 million. The primary reasons for the increase are a $3.8 million increase in storage costs due to an increase in units off-hire, partially offset by $0.3 million decrease in positioning costs and $0.5 million decrease in surveying costs.
Administrative expenses. Administrative expenses were $9.2 million for the three months ended September 30, 2009, compared to $12.4 million for the three months ended September 30, 2008, a decrease of $3.2 million or 25.8%. The decrease was primarily due to $1.5 million in lower incentive accruals in 2009 and $1.2 million in lower foreign exchange losses in 2009.
Depreciation and amortization. Depreciation and amortization was $29.4 million for the three months ended September 30, 2009, compared to $28.1 million for the three months ended September 30, 2008, an increase of $1.3 million. Depreciation increased by $4.8 million due to a larger depreciable fleet, mostly resulting from our large investment in equipment in the second half of 2008. This increase was partially offset by a $2.6 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008 and a $1.0 million decrease due to disposals in 2009.
Net (gain) on sale of leasing equipment. Gain on sale of leasing equipment was $1.1 million for the three months ended September 30, 2009, compared to a gain of $7.6 million for the three months ended September 30, 2008, a decrease of $6.5 million. Gain on sale decreased $6.6 million due to lower net selling prices and by $0.9 million due to an upfront loss on a finance lease due to the carrying value of the equipment being higher than current market values. This was partially offset by a $1.6 million increase due to a higher volume of units sold.
Interest and debt expense. Interest and debt expense was $17.0 million for the three months ended September 30, 2009, compared to $16.5 million for the three months ended September 30, 2008, an increase of $0.5 million. The increase was primarily due to a higher effective interest rate on the Company’s consolidated debt balances.

Net (gain) on sale of container portfolios. Gain on sales of container portfolios was $0.2 million for the three months ended September 30, 2009, and $2.8 million for the three months ended September 30, 2008. In the third quarter of 2009 we sold container portfolios for total proceeds of $8.5 million, while in the third quarter of 2008 we sold container portfolios for total proceeds of $40.5 million.
Unrealized loss on interest rate swaps. Unrealized loss on interest rate swaps was $6.9 million for the three months ended September 30, 2009, compared to an unrealized loss of $7.4 million for the three months ended September 30, 2008. The net fair value of the interest rate swap contracts was a net liability of $72.0 million at September 30, 2009, compared to a net liability of $64.8 million at June 30, 2009. The increase in the liability during the third quarter of 2009 resulted from a decrease in long-term interest rates.
Income tax expense. Income tax expense was $1.8 million for the three months ended September 30, 2009, compared to an income tax expense of $8.0 million for the three months ended September 30, 2008, and the effective tax rates were 35.6% for the three months ended September 30, 2009 and 35.5% for the three months ended September 30, 2008.
While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryovers and accelerated tax depreciation for our equipment. The vast majority of the expense recorded for income taxes is recorded as a deferred income tax liability on the balance sheet. We expect the deferred income tax liability balance to grow for the foreseeable future.
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008.
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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$195,460	$196,894
Fee and ancillary lease revenue	25,652	23,307

Total operating lease revenue	221,112	220,201
Finance lease revenue	15,524	15,460

Total leasing revenues	$236,636	$235,661

     Total leasing revenues were $236.6 million for the nine months ended September 30, 2009, compared to $235.7 million for the nine months ended September 30, 2008, an increase of $0.9 million.
     Per diem revenue decreased by $1.4 million compared to 2008. The primary reasons for the decrease are as follows:
•	$6.4 million decrease due to overall lower utilization;

•	$6.8 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

•	$4.3 million increase due to an increase in average fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet;

•	$6.8 million increase due to the recognition of fee revenue for the early termination of certain lease contracts. In 2009, we negotiated the early termination of several contracts for fees of approximately $11.0 million. As of September 30, 2009, approximately $4.1 million of these fees remain categorized as deferred revenue and will be recognized as units are redelivered;

•	$1.0 million increase in one time fees charged for the early drop off of equipment from other customers.

     Fee and ancillary lease revenue increased by $2.3 million as compared to the prior year primarily due to an increase in repair revenue resulting from an increase in drop off volume.
     Finance lease revenue remained relatively unchanged from the 2008 level.
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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Equipment trading revenues	$33,704	$72,802
Equipment trading expenses	(31,935)	(64,284)

Equipment trading margin	$1,769	$8,518

     The equipment trading margin decreased $6.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The trading margin decreased primarily due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our sales margins.
Direct operating expenses. Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.
     Direct operating expenses were $28.6 million for the nine months ended September 30, 2009, compared to $20.6 million for the nine months ended September 30, 2008, an increase of $8.0 million. The primary reasons for the increase are outlined below:
•	$8.1 million increase in storage costs due to an increase in units off-hire;

•	$1.9 million increase in repair costs due to a higher repair volume, primarily for our dry and refrigerated containers;

•	$1.2 million decrease in surveying costs due to a decrease in new equipment purchases; and

•	$0.5 million decrease in other operating costs due to lower equipment reserve charges in 2009.
Administrative expenses. Administrative expenses were $30.6 million for the nine months ended September 30, 2009, compared to $34.1 million for the nine months ended September 30, 2008, a decrease of $3.5 million or 10.3%. The decrease was primarily due to $3.1 million in lower incentive accruals, $0.5 million of lower travel expenses, and $0.8 million of lower professional and consulting fees in 2009, partially offset by a charge for certain severance benefits of $1.3 million in 2009.
Depreciation and amortization. Depreciation and amortization was $87.8 million for the nine months ended September 30, 2009, compared to $82.3 million for the nine months ended September 30, 2008, an increase of $5.5 million or 6.7%. Depreciation increased by $15.6 million due to a larger depreciable fleet, resulting from our large investment in equipment in the second half of 2008. This increase was partially offset by a $7.1 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008 and a $2.7 million decrease due to disposals.
Net (gain) on sale of leasing equipment. Gain on sale of leasing equipment was $7.1 million for the nine months ended September 30, 2009, compared to a gain of $18.1 million for the nine months ended September 30, 2008, a decrease of $11.0 million. Gain on sale decreased $10.0 million due to lower selling prices and higher selling costs. In addition, we recorded an upfront loss on sale of $0.9 million on a finance lease entered into in 2009, where due to declining prices of equipment, the carrying value was higher than the market value.

Interest and debt expense. Interest and debt expense was $51.5 million for the nine months ended September 30, 2009, compared to $47.1 million for the nine months ended September 30, 2008, an increase of $4.4 million. The increase was primarily due to a higher average debt balance and a higher effective interest rate on the Company’s consolidated debt balances.
Net (gain) on sale of container portfolios. Gain on the sale of container portfolios was $0.2 million for the nine months ended September 30, 2009 and $2.8 million for the nine months ended September 30, 2008. In the third quarter of 2009 we sold container portfolios for total proceeds of $8.5 million, while in the third quarter of 2008 we sold container portfolios for total proceeds of $40.5 million.
(Gain) on debt extinguishment. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the nine months ended September 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes. There were no gains on debt extinguishment for the nine months ended September 30, 2008.
Unrealized (gain) loss on interest rate swaps. Unrealized gain on interest rate swaps was $22.6 million for the nine months ended September 30, 2009, compared to an unrealized loss of $3.3 million for the nine months ended September 30, 2008. The net fair value of the interest rate swap contracts was a net liability of $72.0 million at September 30, 2009, compared to a net liability of $95.2 million at December 31, 2008. The decrease in the liability resulted from an increase in long-term interest rates in 2009.
Income tax expense. Income tax expense was $30.7 million for the nine months ended September 30, 2009, compared to an income tax expense of $28.1 million for the nine months ended September 30, 2008, and the effective tax rates were 35.6% for the nine months ended September 30, 2009 and 35.5% for the nine months ended September 30, 2008.
While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryovers and accelerated tax depreciation for our equipment. The vast majority of the expense recorded for income taxes is recorded as a deferred income tax liability on the balance sheet. We expect the deferred income tax liability balance to grow for the foreseeable future.
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
     The following table lists selected revenue and expense items for our Equipment leasing segment for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Equipment leasing segment:
Total revenue	$74,747	$81,453	$238,803	$238,750
Depreciation and amortization expense	29,308	28,144	87,693	82,308
Interest and debt expense	16,830	16,215	50,928	46,104
Net (gain) on sale of leasing equipment	(1,058)	(7,563)	(7,102)	(18,059)

Pre-tax income(1)	11,725	27,488	48,904	75,941

(1)	Pre-tax income excludes unrealized losses (gains) on interest rate swaps of $6,935 and $7,371 for the three months ended September 30, 2009 and 2008, respectively, and $(22,583) and $3,273 for the nine months ended September 30, 2009 and 2008, respectively. Pre-tax income also excludes (gain) on debt extinguishment of $(14,130) for the nine months ended September 30, 2009.

Segment Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
     Equipment leasing revenue. Total revenue for the Equipment leasing segment was $74.7 million in the three months ended September 30, 2009 compared to $81.5 million in the three months ended September 30, 2008, a decrease of $6.8 million, or 8.3%. The primary reasons for the decrease are as follows:
•	$3.7 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

•	$4.4 million decrease due to overall lower utilization and decrease in average fleet size; and

•	$2.2 million increase due to recognition of fee revenue for the early termination of certain lease contracts.
     Fee and ancillary lease revenue increased by $0.4 million as compared to the prior year primarily due to an increase in drop off volume.
     Finance lease revenue decreased by $0.3 million in 2009, primarily due to a decrease in the average size of our finance lease portfolio.
     Equipment leasing pretax income. Pretax income for the Equipment leasing segment was $11.7 million in the three months ended September 30, 2009 compared to $27.5 million in the three months ended September 30, 2008, a decrease of $15.8 million, or 57.5%. The primary reasons for the decrease in pretax income are as follows:
•	$6.8 million decrease in Equipment leasing revenue in 2009;

•	$2.9 million increase in direct operating expenses, primarily related to increased storage costs associated with increased drop off activity;

•	$6.5 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009 compared to 2008.
Segment Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     Equipment leasing revenue. Total revenue for the Equipment leasing segment was $238.8 million in the nine months ended September 30, 2009 compared to $238.8 million in the nine months ended September 30, 2008. The primary changes are as follows:
•	$6.4 million decrease due to overall lower utilization;

•	$6.8 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

•	$4.3 million increase due to an increase in average fleet size, reflecting a larger number of dry and special containers, chassis and tanks in our fleet;

•	$6.8 million increase due to the recognition of fee revenue for the early termination of certain lease contracts.

•	$1.0 million increase in one time fees charged for the early drop off of equipment from other customers.
     Fee and ancillary lease revenue increased by $2.3 million as compared to the prior year primarily due to an increase in repair revenue resulting from an increase in drop off volume.
     Finance lease revenue remained basically unchanged in 2009 from the 2008 level.

     Equipment leasing pretax income. Pretax income for the Equipment leasing segment was $48.9 million in the nine months ended September 30, 2009 compared to $75.9 million in the nine months ended September 30, 2008, a decrease of $27.0 million, or 35.6%. The primary reasons for the decrease in pretax income are as follows:
•	$5.4 million increase in depreciation expense, primarily due to an increase in the depreciable fleet;

•	$4.4 million increase in interest expense, primarily due to an increase in the average effective rate;

•	$8.0 million increase in direct operating expenses, primarily related to increased storage costs associated with increased drop off activity;

•	$11.0 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009.
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
     The following table lists selected revenue and expense items for our Equipment trading segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Equipment trading segment:
Equipment trading revenue	$7,869	$26,098	$33,704	$72,802
Equipment trading expense	(7,578)	(22,972)	(31,935)	(64,284)

Equipment trading margin	291	3,126	1,769	8,518
Interest and debt expense	194	313	577	954

Pre-tax (loss) income(1)	141	2,402	670	6,444

(1)	Pre-tax (loss) income excludes unrealized losses (gains) on interest rate swaps of $6,935 and $7,371 for the three months ended September 30, 2009 and 2008, respectively, and $(22,583) and $3,273 for the nine months ended September 30, 2009 and 2008, respectively. Pre-tax (loss) income also excludes (gain) on debt extinguishment of $(14,130) for the nine months ended September 30, 2009.
Segment Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
     Equipment trading margin. Equipment trading revenues and Equipment trading expenses decreased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $2.8 million in 2009 compared to 2008 primarily due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our sales margins.
     Equipment trading pretax income. Pretax income for the Equipment trading segment was $0.1 million in the three months ended September 30, 2009 compared to pretax income of $2.4 million in the three months ended September 30, 2008, a decrease of $2.3 million, which was primarily due to the Equipment trading margin decrease of $2.8 million.
Segment Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     Equipment trading margin. Equipment trading revenues and Equipment trading expenses decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $6.7 million in 2009 compared to 2008 primarily due to lower per unit margins primarily caused by the downward trend in used container selling prices during 2009. We typically experience a lag of several months between the time we buy and sell used containers, and in periods of falling prices inventory losses reduce our sales margins.
     Equipment trading pretax income. Pretax income for the Equipment trading segment was $0.7 million in the nine months ended September 30, 2009 compared to $6.4 million in the nine months ended September 30, 2008, a decrease of $5.7 million, which was primarily due to the Equipment trading margin decrease of $6.7 million.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
     We continue to have sizable cash in-flows. For the nine months ended September 30, 2009, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was approximately $219.8 million. In addition, as of September 30, 2009 we had approximately $47.1 million of unrestricted cash.
     As of September 30, 2009, committed cash outflows in the next 12 months include $2.8 million of committed but unpaid capital expenditures. In addition, over the next 12 months we have scheduled principal payments on our existing debt facilities of $142.7 million, which we expect to fund with ongoing operating cash flows.
     We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. However, our ability to make future capital expenditures will also be dependent on our ability to raise additional financing, and we cannot assure that we will be able to do so on commercially reasonable terms, or at all. We continue to seek additional sources of financing to fund future capital expenditures, though disruptions in the capital markets have continued, and may make it more difficult and more expensive for us to secure additional financing commitments. If we are unsuccessful in obtaining sufficient additional financing we deem suitable, investment in our fleet could be constrained and our future growth rate and profitability will decrease.
     At September 30, 2009, our outstanding indebtedness was comprised of the following (amounts in millions):

		Current
	Current	Maximum
	Amount	Borrowing
	Outstanding	Level
Asset backed securitization (ABS)
Term notes — Series 2006-1	$372.0	$372.0
Term notes — Series 2005-1	354.2	354.2
Asset backed credit facility	225.0	225.0
Revolving credit facility	50.0	100.0
Finance lease facility	40.6	40.6
2007 Term loan facility	28.8	28.8
Port equipment facility	11.2	11.2
Other debt	19.1	32.4
Capital lease obligations	94.6	94.6

Total Debt	$1,195.5	$1,258.8

     Interest rates on the majority of our debt obligations are based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our long-term borrowings by entering into interest rate swap contracts.
     Debt Covenants
     We are subject to certain financial covenants under our debt facilities. At September 30, 2009, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:
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
     Minimum EBIT to Cash Interest Expense
     For the purpose of this covenant, EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, interest expense, amortization / write off of deferred financing charges, unrealized gain or loss on interest rate swaps and certain non-cash charges). Cash Interest Expense is calculated based on interest expense adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.
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
     Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of September 30, 2009 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II
Net income (loss)	$40,306	$13,223	$(4,044)
Plus: Income tax expense (benefit)	21,732	8,520	(2,014)
Interest expense including write-off of deferred financing costs	69,680	40,691	13,210
Unrealized losses on interest rate swaps	50,191	27,257	9,994
All non-cash expenses attributable to incentive arrangements	1,478	—	(11)

EBIT	$183,387	$89,691	$17,135

Interest expense (excluding interest income of $519, $285, and $18 respectively)	$70,199	$40,975	$13,228
Amortization and write-off of deferred financing costs	(1,149)	(627)	(291)
Accrued interest (represents 2009 interest expense not paid)	(3,050)	(1,014)	(374)
Cash payments of prior period accrued interest	2,332	1,149	197

Cash Interest Expense	$68,332	$40,483	$12,760

EBIT to Cash Interest Expense Ratio	2.68	2.22	1.34
Required Minimum EBIT to Cash Interest Expense Ratio	1.10	1.10	1.10

(1)	The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC and TAL Advantage II, LLC.
     Minimum TNW and Maximum Indebtedness to TNW Covenants
     We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For purposes of these covenants TNW is equal to tangible assets (total assets less excluded assets including deferred financing costs, goodwill and other intangibles), less all debt (including accrued interest and capital leases) and equipment purchases payable. The Maximum Indebtedness to TNW ratio is calculated as all indebtedness (including capital leases), fair value of derivative instruments, equipment purchases payable, and accrued interest divided by TNW as determined above. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.
     For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At September 30, 2009, the required minimum TNW for the ABS facilities was $407.5 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.
     The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, Asset backed, 2007 Term loan and Revolving credit facilities and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

     Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of September 30, 2009 for the ABS, Asset backed credit facility and other facilities (in thousands):

	Other Facilities*	ABS	Asset Backed Credit Facility
Minimum TNW:
Tangible Assets
Total Assets	$1,817,649	$1,817,649	$1,817,649
Deferred Financing Costs	(7,652)	(7,652)	(7,652)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(2,239)	(2,239)	(2,239)
Fair value of derivative instruments (asset)	(1,542)	(1,542)	(1,542)

Total Tangible Assets	$1,734,318	$1,734,318	$1,734,318

All indebtedness:
Total debt	$1,195,542	$1,195,542	$1,195,542
Accrued interest	3,050	3,050	3,050
Fair value of derivative instruments (liability)	73,141	N/A	N/A
Equipment purchases payable	2,212	2,212	2,212

Total Indebtedness	$1,273,945	$1,200,804	$1,200,804

TNW (Total Tangible Assets less Total Indebtedness)	$460,373	$533,514	$533,514

Required Minimum TNW	$300,000	$407,496	$407,496

Maximum Indebtedness to TNW:
Total Indebtedness	$1,273,945	$1,200,804	$1,200,804
Fair value of derivative instruments (liability)	N/A	73,141	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,273,945	$1,273,945	$1,200,804

TNW	$460,373	$533,514	$533,514

Total Indebtedness / TNW	2.77	2.39	2.25
Required Maximum Indebtedness to TNW	4.75 / 5.00	4.75	4.75

* The Minimum TNW covenant only applies to the Finance lease facility. The Maximum Indebtedness to TNW covenant applies to the Finance lease facility, Revolving credit facility, 2007 Term loan facility and Port equipment facility.
N/A – Not applicable for calculation purposes.
     Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Treasury Stock
The Company repurchased the following amounts of its outstanding common stock in the open market during the nine months ended September 30, 2009 and September 30, 2008:

	Shares	$ in Millions
Quarter ended March 31, 2009	1,021,918	$8.2
Quarter ended June 30, 2009	355,915	3.1
Quarter ended September 30, 2009	472,069	4.8

Total	1,849,902	$16.1

Quarter ended March 31 2008	362,100	$8.0
Quarter ended June 30, 2008	—	—
Quarter ended September 30, 2008	—	—

Total	362,100	$8.0

Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2009 and 2008 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.375
Cash Flow
The following table sets forth certain cash flow information for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$134,551	$139,495

Net cash provided by (used in) investing activities:
Purchases of leasing equipment	$(28,002)	$(316,345)
Investment in finance leases	(27,098)	(38,008)
Proceeds from sale of equipment leasing fleet, net of selling costs	53,750	63,944
Proceeds from the sale of container portfolios	8,532	40,539
Cash collections on finance lease receivables, net of income earned	22,931	19,938
Other	(77)	330

Net cash provided by (used in) investing activities	$30,036	$(229,602)

Net cash (used in) provided by financing activities	$(158,313)	$79,176

Operating Activities
Net cash provided by operating activities decreased by $4.9 million to $134.6 million in the nine months ended September 30, 2009, compared to $139.5 million in the nine months ended September 30, 2008 primarily due to a decrease in our operating income, partially offset by a reduction in cash used for other assets and liabilities.
Investing Activities
     Net cash provided by investing activities was $30.0 million in the nine months ended September 30, 2009 compared to net cash used in investing activities of $229.6 million in 2008. Major reasons for the change were as follows:
•	Capital expenditures were $55.1 million, including investments in finance leases of $27.1 million, in the nine months ended September 30, 2009 compared to $354.4 million, including investments in finance leases of $38.0 million, for 2008. Capital expenditures decreased by $299.3 million in 2009 primarily due to a decrease in the number of leasing units purchased.

•	Sales proceeds from the disposal of equipment decreased $10.1 million to $53.8 million in the nine months ended September 30, 2009 compared to $63.9 million in 2008. Proceeds from the disposal of used containers decreased in 2009 primarily due to lower selling prices.

•	Proceeds from the sale of container portfolios were $8.5 million in the nine months ended September 30, 2009 compared to $40.5 million in 2008.

•	Cash collections on finance leases, net of income earned, increased by $3.0 million to $22.9 million in the nine months ended September 30, 2009 compared to $19.9 million in 2008 as a result of an increase in our finance lease portfolio.
Financing Activities
     Net cash used in financing activities was $158.3 million in the nine months ended September 30, 2009 compared to net cash provided by financing activities of $79.2 million for the same period in 2008.
     During the nine months ended September 30, 2009, we had net payments of $141.5 million under our various credit facilities and capital lease obligations, including $20.7 million of debt repurchased prior to maturity, as compared to net borrowings of $128.9 million under our various credit facilities and capital lease obligations during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we purchased $16.1 million of treasury stock and paid dividends of $1.0 million, as compared to $8.0 million of treasury stock purchased and $39.1 million of dividends paid during the nine months ended September 30, 2008.

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
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2009:

	Contractual Obligations by Period
	(dollars in millions)
		Remaining				2013 and
	Total	2009	2010	2011	2012	thereafter
Contractual Obligations:
Total debt obligations(1)	$1,326.9	$45.3	$226.1	$192.4	$230.3	$632.8
Capital lease obligations(2)	116.4	1.4	12.8	13.0	13.2	76.0
Operating leases (mainly facilities)	6.3	0.7	2.7	2.1	0.8	—
Purchase obligations:
Equipment purchases payable	2.2	2.2	—	—	—	—
Equipment purchase commitments	0.6	0.6	—	—	—	—

Total contractual obligations	$1,452.4	$50.2	$241.6	$207.5	$244.3	$708.8

(1)	Amounts include actual and estimated interest for floating-rate debt based on September 30, 2009 rates and the net effect of the interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Recently Issued Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (the Codification), which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification for its quarter ended September 30, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets and Statement of Financial Accounting Standards No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R).SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
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
As of September 30, 2009, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

	Weighted Average Fixed
Total Notional Amount at	Leg Interest Rate at	Weighted Average
September 30, 2009	September 30, 2009	Remaining Term
$1,172 million	4.2%	3.6 years
Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.
Since approximately 98% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended September 30, 2009, unrealized losses on interest rate swaps totaled $6.9 million, compared to unrealized losses on interest rate swaps of $7.4 million for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, unrealized (gains) on interest rate swaps totaled $(22.6) million, compared to unrealized losses on interest rate swaps of $3.3 million for the nine months ended September 30, 2008.
Foreign Currency Exchange Rate Risk
Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2009 and 2008 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $0.2 million and $1.4 million of unrealized foreign currency exchange losses in the quarters ended September 30, 2009 and September 30, 2008, respectively. We recorded $0.1 million and $0.6 million of unrealized foreign currency exchange losses in the nine months ended September 30, 2009 and September 30, 2008, respectively, These losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

     In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.3 million at September 30, 2009, and is reported as an asset in Fair value of derivative instruments on the consolidated balance sheet.
ITEM 4. CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s share purchase activity during the quarter ended September 30, 2009 is summarized in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	per Share	or Programs	or Programs
July 1 — 31, 2009	212,755	$10.25	212,755	1,353,933
August 1 — 31, 2009	259,314	$10.16	259,314	1,094,619
September 1 — 30, 2009	—	—	—	1,094,619
ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
November 6, 2009	/s/ John Burns
John Burns
Senior Vice President and Chief Financial Officer