Form 10-K
period 2009-12-31
TAL International Group, Inc.
filed 2010-03-01
CIK 1331745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐    No ☑

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2009 was approximately $62.3 million.

         As of February 19, 2010, there were 30,709,104 shares of the Registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 29, 2010.

TAL International Group, Inc.

2009 Annual Report on Form 10-K

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

        We have adopted a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The text of our code of ethics is posted on our website at http://www.talinternational.com/within the Corporate Governance portion of the Investors section of our website.

        Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

TAL International Group, Inc.
100 Manhattanville Road
Purchase, New York 10577
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (914) 251-9000

SERVICE MARKS MATTERS

        The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of TAL International and our subsidiaries: TAL®, Tradex®, Trader® and Greyslot®.

PART I

ITEM 1.    BUSINESS

Our Company

        We are one of the world's largest and oldest lessors of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers domestically.

        TAL International Group, Inc. ("TAL" or the "Company") was formed on October 26, 2004, and commenced operations on November 4, 2004, when it acquired all of the outstanding capital stock of TAL International Container Corporation ("the Acquisition"). The operations of TAL's predecessor companies commenced in 1963.

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

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 199 third-party container depot facilities in 37 countries as of December 31, 2009. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Maersk Line, Mediterranean Shipping Company and NYK Line.

        We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are used for the transportation of containers domestically, and tank containers, which are used to transport bulk liquid products such as chemicals. We also finance port equipment, which includes container cranes, reach stackers and other related equipment.

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases typically have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases are typically structured as full payout leases, and provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases, and we classify such leases as either long-term or service leases, depending upon which features we believe are more predominant.

        Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments' contents and handling, and return the equipment to specified drop-off locations. As of December 31, 2009, 68% of our on-hire containers and chassis were on long-term leases, 12% were on finance leases, 16% were on service leases and 4% were on long-term leases whose fixed terms have expired. As of December 31, 2009, our long-term leases had an average remaining lease term of 43 months.

        Our equipment leasing revenues primarily consist of leasing revenues derived from the lease of our owned equipment and, to a lesser extent, fees received for managing equipment owned by third parties. The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs.

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container traders and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 41,000 twenty-foot equivalent units (TEU) of containers purchased for resale annually.

        Total revenues for the equipment trading segment are primarily made up of equipment trading revenues, which represents the proceeds from sales of trading equipment. The profitability of this segment is largely driven by the volume of units purchased and sold, our per unit selling margin, and our direct operating and administrative expenses.

Industry Overview

        Intermodal containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.6% from 1985 to 2009. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, due to the recent global financial crisis and recession, global containerized trade growth turned significantly negative beginning in the fourth quarter of 2008, and Clarkson estimates that containerized trade volumes decreased by approximately 10% in 2009. Clarkson is currently projecting that containerized trade volumes will rebound somewhat in 2010, but they are not projecting growth rates to return to the historical level in the near future.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. According to Containerisation International as reported in mid-2009, container lessors' ownership was approximately 10.4 million TEU or 38% of the total worldwide container fleet of 27.4 million TEU.

        Leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements at a port-by-port level, the availability of containers for lease reduces a shipping line's need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset-intensive business.

        Spot leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices, because lease agreements are generally only re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Operations

        We operate our business through 18 worldwide offices located in 11 different countries as of December 31, 2009. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

        Our fleet primarily consists of three types of equipment:

  •
  Dry Containers.  A dry container is essentially a steel-constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8 1/2 or 9 1/2 feet tall. Dry containers are the least expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

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

    Our Leases

        Most of our revenues are derived from leasing our equipment fleet to our core shipping line customers. The majority of our leases are structured as operating leases, though we also provide customers with finance leases. Regardless of lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, and the used equipment sale process.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant.

Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2009, 68% of our on-hire containers and chassis were under long-term operating leases. As of December 31, 2009, our long-term leases had an average remaining duration of 43 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2009, 4% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

        Some of our long-term leases give our customers Early Termination Options ("ETOs"). If exercised, ETOs allow customers to return equipment prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically rarely been exercised.

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2009, 16% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 38 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2009, approximately 12% of our on-hire containers and chassis were under finance leases.

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

        Our master lease agreements generally require the lessees to pay rentals, depot charges, taxes and other charges when due, to maintain the equipment in good condition, to return the equipment in accordance with the return condition set forth in the master lease agreement, to use the equipment in compliance with all federal, state, local and foreign laws, and to pay us for the value of the equipment as determined by us if the equipment is lost or destroyed. The default clause gives us certain legal remedies in the event that the lessee is in breach of the lease.

        The master lease agreements usually contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee's use, operation, possession or lease of the equipment. Lessees are generally required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own off-hire physical damage insurance to cover our equipment when it is not on-hire to lessees and third-party liability insurance for both on-hire and off-hire equipment. Nevertheless, such insurance or indemnities may not fully protect us against damages arising from the use of our containers.

        Logistics Management, Re-leasing, Depot Management and Equipment Disposals.    We believe that managing the period after our equipments' first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

        Logistics Management.    Since the late 1990's, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. TAL attempts to mitigate the risk of these unbalanced trade flows by maintaining a large portion of our fleet on long-term and finance leases and by contractually restricting the ability of our customers to return containers outside of Asian demand locations.

        In addition, TAL attempts to minimize the costs of any container imbalances by moving empty containers as cheaply as possible. To accomplish this, TAL has developed an in-house group of experts, which we call Greyslot, to manage our empty container positioning program. As part of their mandate to reposition our empty containers, Greyslot maintains frequent contact with various shipping lines and vessel owners to identify available vessel space, and our success with managing our own positioning program has led to additional revenue opportunities. For the last several years Greyslot has acted as a broker of empty vessel space for moving additional empty containers for third parties. Our third-party customers include leasing companies and shipping lines, and such third-party business has usually represented a majority of the containers moved by Greyslot. While we believe we manage our logistics risks and costs effectively, logistical risk remains an important element of our business due to competitive pressures, changing trade patterns and other market factors and uncertainties.

        Re-Leasing.    Since our operating leases allow customers to return containers and chassis, we typically are required to place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, leasing companies benefit from having a large number of customers and maintaining a high level of operating contact with these customers.

        Depot Management.    As of December 31, 2009, we managed our equipment fleet through 199 third-party owned and operated depot facilities located in 37 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also periodically visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        Equipment Disposals.    Our in-house equipment sales group has a worldwide team of specialists that manage the sale process for our used containers and chassis from our lease fleet. We generally sell to domestic storage companies, freight forwarders (who often use the containers for one-way trips) and other purchasers of used containers. We believe we are one of the world's largest sellers of used containers.

        We have sold over 70,000 TEU of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, cost paid for equipment sold and selling and administrative costs. We have sold approximately 41,000 TEU of containers purchased from third parties for resale on average over the last five years.

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

        Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of chlorofluorocarbon compounds ("CFCs") beginning in January 1996. Less than 1% of our refrigerated containers still use CFC refrigerants. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. The European Union regulations do not restrict the use of R134A in refrigerated containers or trailers, though we are continuing to monitor regulatory developments. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses.

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

Credit Controls

        We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that is to be supplied. To mitigate the impact from potential defaults, we entered into a credit insurance policy in the third quarter of 2009 that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

Marketing and Customer Service

        Our global sales and customer service force is responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available equipment inventories.

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 76% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for approximately 52% of our 2009 leasing revenues. Our largest customer is CMA CGM, which accounted for approximately 17% of our leasing revenues in 2009 and 12% in 2008. APL-NOL accounted for approximately 12% of our leasing revenues in 2009, 15% in 2008 and 18% in 2007. Mediterranean Shipping Company accounted for approximately 10% of our leasing revenues in 2009. No other customer exceeded 10% of our leasing revenues in 2009, 2008 or 2007. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Suppliers

        We have long relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are four large manufacturers of dry and special containers and three large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for 50% or more of global production volume. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

        We compete with over ten other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

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

        While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships, and maintaining close day-to-day coordination with customers' operating staffs and we have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Employees

        As of December 31, 2009, we employed 184 people, in 18 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

    Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers' "lease vs. buy" decisions. Cyclical recessions can negatively affect lessors' operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements.

        In 2009, the rate of global economic growth slowed significantly causing global containerized trade growth to decrease. Clarkson Research Studies ("Clarkson") estimates that global containerized trade volumes decreased by approximately 10% in 2009, and this decrease in trade volume led to reduced demand for containers, lower utilization of our containers, a decrease in market leasing rates and a decrease in our leasing revenues and profitability. The decreased demand for containers also constrained our ability to invest in new containers, and the size of our container fleet decreased in 2009 and the average age of our fleet increased. While Clarkson is currently projecting some growth in trade volumes for 2010, the projected rate of growth is well below historical average levels, and it is possible that market conditions, and our utilization, average lease rates, lease revenues and profitability will be negatively impacted by the weak global economy for some time.

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

    Lease rates may decrease, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

        Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors more fully described below. A decrease in leasing rates can have a materially adverse affect on our leasing revenues, profitability and cash flow.

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

        During the second half of 2008, market lease rates decreased rapidly due to the global economic slowdown and the resulting decrease in trade volumes and leasing demand. Market leasing rates remained low in 2009 as most leasing companies faced large excess inventories of containers for most of the year, even in traditionally strong demand locations. TAL's average leasing rates, leasing revenues and profitability decreased significantly in 2009 as containers were returned from leases with relatively high lease rates and placed on hire on leases with lower lease rates. In addition, TAL entered into several agreements with major customers that lowered the lease rates on existing leases in return for lease term extensions or other drop-off restrictions. Market lease rates and TAL's average lease rates are likely to remain under pressure as long as the global economy and trade volumes remain weak.

        Leasing rates can also be negatively impacted by decrease in steel prices and new container prices (as occurred from 1998 - 2003 and in 2005), the entrance of new leasing companies, overproduction of new containers by factories and over-buying of new containers by shipping lines and leasing competitors.

        In addition, our lease rates may not increase when market conditions improve or when container prices increase. For example, in 2006, our average leasing rates decreased throughout the year despite good leasing demand and relatively high container prices. The decrease in average leasing rates was mainly the result of lease renegotiations in which we offered several customers reduced lease rates in return for extensions of leases covering older containers.

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

        Due to the global economic crisis and the resulting decrease in trade volumes, we currently face an increased level of customer default risk. In general, the profitability of our shipping line customers deteriorated significantly in 2008 due to decreasing freight rates caused by excess vessel capacity and most major shipping lines recorded large financial losses in 2009. Excess vessel capacity is likely to persist for several years due to the combination of large vessel deliveries planned for the next several years and a decrease in the rate of global containerized trade growth. In addition, the ongoing financial crisis makes lessee defaults more likely since shipping lines may face difficulty in arranging financing for their committed vessel purchases and any operating losses they may incur. Several shipping lines, including our largest customer, are currently involved in comprehensive financial restructuring negotiations with their major creditors.

        Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, we do not maintain a general equipment reserve for units on-hire under operating leases to performing customers. As a result, any major customer default would have a significant impact on our profitability at the time the customer defaulted. Such a default could also have a material adverse effect on our business condition and financial prospects

    Used container selling prices may decrease leading to lower gains or potentially large losses on the disposal of our equipment.

        Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the residual values of our containers upon the expiration of their leases because, in the ordinary course of our business, we sell certain containers when such containers are returned to us. The volatility of the residual values of such equipment may be significant. These values, which can vary substantially, depend upon, among other factors, the global supply and demand balance for containers, the location of the containers, worldwide steel prices and the cost of new containers, the supply and demand for used containers at a particular location, applicable maintenance standards, refurbishment needs, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater residual value risk than finance leases.

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

        From 1999 through 2003 our average sale prices for used containers were historically low due to low prices for new containers and an extreme over-supply of used containers in North America and Europe following the Asia crisis. We recorded large losses on the disposal of our equipment during these years. Used container selling prices were generally at historically high levels from 2005-2008, resulting in substantial gains on the disposal of our equipment, due to the increased cost of new containers, a high rate of containerized trade growth and the resulting limited amount of idle container inventories.

        Market conditions for used equipment in 2009 deteriorated due the decrease in global trade volumes and the resulting decrease in leasing demand and build-up of excess container inventories. In 2009 average disposal prices decreased by approximately 25% from 2008 levels, and used container selling prices are likely to remain under pressure as long as excess container inventories persist. A further decrease in used container selling prices from the 2009 level could result in net disposal losses and significantly reduce our profitability.

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

        We periodically make capital investments to, among other things, maintain and expand our container fleet. However, financing has become scarcer and more expensive due to the ongoing financial crisis. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, we will not be able to invest in our fleet and our profitability will decrease. Even if we are successful in securing additional financial commitments, we expect that our effective interest rates will increase over time.

    We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service obligations which could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2009, we had outstanding indebtedness of approximately $1.1 billion under our asset backed securities program and our other credit facilities. In addition, we have capital lease obligations in the amount of $93.7 million. Our interest and debt expense for the fiscal year ended December 31, 2009 was approximately $68.8 million. As of December 31, 2009, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 68%.

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

    Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs.

        We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the decisions of our customers are outside our control.

        While the percentage of leased containers has been fairly steady historically, this percentage has been decreasing over the last few years, with the percentage of leased containers decreasing from 46% as reported in 2004 to 38% as reported in 2009, according to Containerisation International. We believe that increased share of containers owned directly by the shipping lines is the result of the improved financial performance, increased operating scale and improved information systems of our customers, which make it easier for our customers to finance and deploy new container purchases efficiently.

    We are dependent upon continued demand from our large customers and any default or significant reduction of orders from any of our large customers, and especially our largest customer, could have a material adverse effect on our business, financial condition and future prospects.

        Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 52% of our leasing revenues in the 2009 fiscal year, with our single largest customer representing approximately 17% during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers. The loss or significant reduction of orders from any of our large customers could have a material adverse effect on our business, financial condition and future prospects.

        In addition, several of our largest customers, including our largest customer, have gone through or are currently undertaking significant financial restructurings as a result of large financial losses incurred in 2009. We expect the financial performance and financial condition of these customers will continue to be challenged due to ongoing excess capacity. A default by any of our large customers, and especially our largest customer, would have a material adverse effect on our business, financial condition, results of operations and future prospects.

    We face extensive competition in the container leasing industry.

        We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with more than ten other major leasing companies, many smaller lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

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

        While almost all of our lease agreements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce the lessees' obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured in Asia, primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in service between Asia and North America, Europe, Central and South America, the Middle East, and Africa and in inter-Asia trade.

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

        In 2008 and 2009, the success of our recovery efforts for defaulted leases was hampered by undeveloped creditor protections and legal systems in a number of countries. In 2008, we experienced an increase in average recovery costs per unit and a decrease in the percentage of containers recovered in default situations primarily due to excessive charges applied to our containers by the depot or terminal facilities that had been storing the containers for the defaulted lessee. In these cases, the payments demanded by the depot or terminal operators often significantly exceeded the amount of storage costs that we would reasonably expect to pay for the release of the containers. However, our legal remedies were limited in many of the jurisdictions where the containers were being stored, and we were sometimes forced to accept the excessive storage charges to gain control of our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are being stored in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and our profitability significantly reduced.

    The age of our container fleet may become a competitive disadvantage.

        As of December 31, 2009, the average age of the containers in our fleet was 7.5 years, and the average age of our fleet increased by 0.4 years in 2009 due to our limited procurement of new equipment. We believe that the average age of most of our competitors' container fleets is lower than the average age of our fleet, and customers generally have a preference for younger containers. Historically, we have been successful in marketing our older equipment by positioning older containers to areas where demand is very strong, offering incentives for customers to extend containers on lease, and providing greater drop-off location flexibility for containers approaching sale age. However, our marketing strategies for older containers may not continue to be successful, particularly if demand for containers continues to decrease.

    The age of our fleet may result in an increase in disposals of equipment and result in a reduction of lease revenues if we are unable to purchase and lease similar volumes of equipment.

        As of December 31, 2009, the average age of the containers in our fleet was 7.5 years. A large portion of our fleet was acquired in the mid-1990's and is on leases which take the units to the end of their serviceable life in marine transport. Upon redelivery, this equipment is likely to be disposed. From 2005 through 2009, we sold on average approximately 7% of our equipment leasing fleet containers annually. However, the rate of disposals in 2009 did not keep pace with the rate at which older containers were returned to us, and our disposal rate would have been close to 10% in 2009 if the sale market had been strong enough to allow our sales to keep pace with returns. Due to the significant portion of older containers in our fleet and the increase in our inventory of containers available for sale we expect that our disposal rate will increase in 2010 and remain at a historically high level for several years thereafter. If we are unable to purchase and lease the volumes of equipment necessary to replace the units sold, our revenues and profitability could decrease.

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

        China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based in China. In addition, over the last several years, there has been a consolidation in the container manufacturing industry, resulting in two manufacturers controlling over 65% of the market. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from the factory locations in China to the locations where they are needed by our customers, because of further consolidation among container suppliers, a dispute with one of our manufacturers, changes in trade patterns, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

    We may incur costs associated with relocation of leased equipment.

        When lessees return equipment to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. For example, prior to the Asia crisis of the late 1990's containerized trade was relatively evenly balanced globally, and as a result, many of our lease contracts provided extensive drop-off flexibility in North America and Europe. However, global containerized trade patterns changed dramatically in the aftermath of the Asia crisis, and demand for leased containers in North America and Europe substantially decreased. We incurred significant positioning expenses from 2000-2003 to shift our inventory of containers from North America and Europe to Asia. Further changes in the pattern of global containerized trade could force us to incur significant positioning expenses in the future.

        We currently seek to limit the number of containers that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we cannot assure you that we have accurately anticipated which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports at the time leases expire. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that we currently consider to be high demand locations and where our leases typically allow large numbers of container to be returned to us.

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

  •
  issue capital stock of TAL and our subsidiaries;

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

        Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chlorofluorocarbon compounds ("CFCs") due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of 134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower prices in the market for used containers once we retire these containers from our fleet.

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

        Most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese Yuan. To the extent that our manufacturers' costs increase due to changes in the valuation of the Chinese Yuan, the dollar price we pay for equipment could be affected.

    Increases in the cost of or the lack of availability of insurance could increase our risk exposure and reduce our profitability.

        Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees' and depots' insurance or indemnities and our insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive for us and our customers and such insurance may not continue to be available.

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

    We are a "controlled company" within the meaning established by the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        The Resolute Fund, L.P., its affiliated funds and the other parties to a shareholders agreement among the investors who acquired our company in November 2004, management and certain of our other shareholders, as a group, control a majority of our outstanding common stock, and, as a result, we are considered a "controlled company" within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a "controlled company" is exempt from complying with certain corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors and (3) the requirement that we have a compensation committee that is composed entirely of independent directors. As a result, our board of directors does not consist of a majority of independent directors nor does our board of directors have compensation and nominating/corporate governance committees consisting entirely of independent directors. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2009, our employees are located in 18 offices in 11 different countries. We have 7 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of TAL International Group, Inc. during the fourth quarter of 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the New York Stock Exchange under the symbol "TAL" since October 12, 2005. Prior to that time, there was no public market for our common stock.

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2009 and 2008.

	High	Low
2009:
Fourth Quarter	$15.19	$11.10
Third Quarter	$14.65	$8.81
Second Quarter	$11.46	$5.96
First Quarter	$14.40	$5.51
2008:
Fourth Quarter	$20.82	$8.00
Third Quarter	$26.96	$20.06
Second Quarter	$28.35	$22.51
First Quarter	$25.26	$19.78

        On February 19, 2010, the closing price of a share of our common stock was $15.90, as reported on the New York Stock Exchange. On that date, there were approximately 50 holders of record of the common stock and approximately 3,021 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from October 12, 2005 (the date our common stock began trading) to December 31, 2009. The graph assumes the investment of $100 as of October 12, 2005 and the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

		INDEXED RETURNS Years Ending
	Base Period 10/12/05
Company / Index		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TAL International Group, Inc.	100	114.72	151.18	136.68	92.01	86.66
S&P 500 Index	100	106.52	123.34	130.12	81.98	103.67
Russell 2000 Index	100	108.62	128.58	126.56	83.80	107.94

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2009 and 2008 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750

        Beginning in the first quarter of 2010, we increased our quarterly cash dividend to $0.25 per share. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital requirements, and financial condition.

Stock Repurchase Program

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock.

        Our share purchase activity during the fourth quarter ended December 31, 2009 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2009	—	—	—	1,094,619
November 1 — 30, 2009	103,790	$12.10	103,790	990,829
December 1 — 31, 2009	—	—	—	990,829

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference from our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on April 29, 2010, which proxy statement will be filed with the SEC within 120 days of the close of our fiscal year ended December 31, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

        All actual common share and per share data have been adjusted to retroactively reflect the 101.5052-to-1 stock split that occurred on October 5, 2005.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statement of Operations Data:
Leasing revenues	$309,261	$319,292	$286,273	$273,157	$287,218
Equipment trading revenues	39,693	95,394	49,214	23,665	24,244
Management fee income	2,629	3,136	5,475	6,454	6,482
Other revenues	954	2,170	2,303	2,301	2,383

Total revenues	352,537	419,992	343,265	305,577	320,327

Operating expenses (income):
Equipment trading expenses	37,538	84,216	43,920	21,863	21,715
Direct operating expenses	36,942	28,246	28,552	25,938	27,635
Administrative expenses	40,908	46,154	39,843	36,950	39,428
Depreciation and amortization	115,688	110,450	101,670	103,849	115,138
Provision (reversal) for doubtful accounts	545	4,878	792	(529)	697
Net (gain) on sale of leasing equipment	(9,278)	(23,534)	(12,119)	(6,242)	(9,665)
Net (gain) on sale of container portfolios	(185)	(2,789)	—	—	—

Total operating expenses	222,158	247,621	202,658	181,829	194,948

Operating income	130,379	172,371	140,607	123,748	125,379
Other expenses (income):
Interest and debt expense(1)	68,807	64,983	52,129	47,578	72,379
Write-off of deferred financing costs(2)	—	250	204	2,367	43,503
(Gain) on debt extinguishment(3)	(14,130)	(23,772)	—	—	—
Unrealized (gain) loss on interest rate swaps(4)	(35,152)	76,047	27,883	8,282	(12,499)
Management fees(5)	—	—	—	—	4,878

Total other expenses	19,525	117,508	80,216	58,227	108,261

Income before income taxes	110,854	54,863	60,391	65,521	17,118
Income tax expense	39,268	19,067	21,600	23,388	7,446

Net income	71,586	35,796	38,791	42,133	9,672
Preferred stock dividends and accretion to redemption value	—	—	—	—	(19,868)

Net income (loss) applicable to common stockholders	$71,586	$35,796	$38,791	$42,133	$(10,196)

Earnings (Loss) Per Share Data:
Basic income (loss) per share applicable to common stockholders	$2.31	$1.10	$1.17	$1.28	$(0.68)
Diluted income (loss) per share applicable to common stockholders	$2.30	$1.09	$1.16	$1.26	$(0.68)
Weighted average common shares outstanding:
Basic	31,021,339	32,572,901	33,183,252	32,987,077	14,912,242
Diluted	31,072,265	32,693,320	33,369,958	33,430,438	14,912,242
Cash dividends paid per common share	$0.04	$1.61	$1.43	$0.45	—

(1)
Higher interest and debt expense in 2005 of $72.4 million was the result of changes in our capital structure resulting from the Acquisition, which increased debt levels and effective interest rates.

(2)
Write-off of deferred financing costs in 2005 of $43.5 million was due to refinancing and repayment of various debt facilities in 2005.

(3)
Gain on debt extinguishment of $14.1 million for the year ended December 31, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes. Gain on debt extinguishment of $23.8 million for the year ended December 31, 2008 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$73,604	$56,958	$70,695	$58,167	$27,259
Accounts receivable, net	33,086	42,335	41,637	39,318	36,470
Revenue earning assets, net	1,603,819	1,764,522	1,500,056	1,253,877	1,135,026
Total assets	1,800,978	1,955,498	1,705,887	1,455,663	1,304,268
Total debt	1,161,298	1,351,036	1,174,654	958,317	872,627
Stockholders' equity	418,829	364,471	393,477	398,750	379,967
Other Financial Data:
Capital expenditures	$57,957	$492,635	$392,883	$253,340	$186,133
Proceeds from sale of equipment leasing fleet, net of selling costs	69,473	83,956	63,006	58,462	90,481
Selected Fleet Data(1):
Dry container units(2)	592,953	640,838	576,887	547,172	523,533
Refrigerated container units(2)	36,061	37,740	37,511	35,038	35,631
Special container units(2)	47,857	50,893	45,668	42,183	43,414
Trader(2)	14,947	16,735	14,583	8,815	10,123
Chassis(2)	8,778	8,796	7,955	6,579	1,210
Tank container units(2)	1,350	1,319	110	—	—

Total container units/chassis(2)	701,946	756,321	682,714	639,787	613,911

Total containers/chassis in TEU(2)	1,139,523	1,224,452	1,111,164	1,037,323	988,295
Average utilization %(3)	88.0%	94.4%	94.9%	92.6%	93.2%

(1)
Includes our operating fleet (which is comprised of our owned and managed fleet) plus certain other units including finance leases.

(2)
Calculated as of the end of the relevant period.

(3)
Average utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our Company

        We are one of the world's largest and oldest lessors of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers domestically.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2009, our total fleet consisted of 701,946 containers and chassis, including 31,137 containers under management for third parties, representing 1,139,523 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 199 third party container depot facilities in 37 countries as of December 31, 2009. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Maersk Line, Mediterranean Shipping Company and NYK Line. For the year ended December 31, 2009, our twenty largest customers accounted for 77% of our leasing revenues, our five largest customers accounted for 52% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.

        We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are used for the transportation of containers domestically, and tank containers, which are used to transport bulk liquid products such as chemicals. We also finance port equipment, which includes container cranes, reach stackers and other related equipment. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

        As of December 31, 2009, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	85%	59%
Refrigerated	5	25
Special	7	12
Chassis	1	3
Tank	—	1

Equipment leasing fleet	98	100
Equipment trading fleet	2	—

Total	100%	100%

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	December 31, 2009			December 31, 2008			December 31, 2007
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	564,885	28,068	592,953	610,759	30,079	640,838	549,800	27,087	576,887
Refrigerated	35,611	450	36,061	37,119	621	37,740	36,650	861	37,511
Special	45,238	2,619	47,857	48,054	2,839	50,893	42,049	3,619	45,668
Tank	1,350	—	1,350	1,319	—	1,319	110	—	110
Chassis	8,778	—	8,778	8,796	—	8,796	7,955	—	7,955

Equipment leasing fleet	655,862	31,137	686,999	706,047	33,539	739,586	636,564	31,567	668,131
Equipment trading fleet	14,947	—	14,947	16,735	—	16,735	14,583	—	14,583

Total	670,809	31,137	701,946	722,782	33,539	756,321	651,147	31,567	682,714

Percentage	95.6%	4.4%	100.0%	95.6%	4.4%	100.0%	95.4%	4.6%	100.0%

	Equipment Fleet in TEU's
	December 31, 2009			December 31, 2008			December 31, 2007
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	899,599	50,426	950,025	968,772	53,692	1,022,464	886,816	47,315	934,131
Refrigerated	65,971	758	66,729	68,270	1,022	69,292	66,625	1,436	68,061
Special	77,617	4,255	81,872	82,322	4,624	86,946	69,544	6,023	75,567
Tank	1,400	—	1,400	1,369	—	1,369	110	—	110
Chassis	15,612	—	15,612	15,645	—	15,645	13,924	—	13,924

Equipment leasing fleet	1,060,199	55,439	1,115,638	1,136,378	59,338	1,195,716	1,037,019	54,774	1,091,793
Equipment trading fleet	23,885	—	23,885	28,736	—	28,736	19,371	—	19,371

Total	1,084,084	55,439	1,139,523	1,165,114	59,338	1,224,452	1,056,390	54,774	1,111,164

Percentage	95.1%	4.9%	100.0%	95.2%	4.8%	100.0%	95.1%	4.9%	100.0%

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases and we classify such leases as either long-term or service leases, depending upon which features we believe are more predominant.

        The following table provides a summary of our lease portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	December 31, 2009	December 31, 2008	December 31, 2007
Long-term leases	67.7%	60.3%	59.0%
Finance leases	11.5	9.9	10.9
Service leases	16.5	20.3	23.5
Expired long-term leases (units on hire)	4.3	9.5	6.6

Total	100.0%	100.0%	100.0%

        During 2009, we reached agreements with several of our customers that limit the total number of containers that could be returned from expired leases. We have included the maximum number of containers that can be returned during the limitation periods as expired term leases, while the balance of the affected units are included in current term leases. As of December 31, 2009, our long-term leases had an average remaining contract term of approximately 43 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by our owned fleet size, utilization and average rental rates. In 2009, our leasing revenues decreased throughout the year due to a shrinking fleet size, a drop in utilization and decreasing leasing rates.

        As of December 31, 2009, our owned fleet included 1,084,084 TEUs, a decrease of 7.0% from December 31, 2008. The decrease in fleet size during 2009 was mainly due to the small amount of new containers purchased in 2009 combined with our normal disposal of used containers. According to Clarkson Research Services ("Clarkson"), global containerized trade volumes decreased by approximately 10% in 2009, and our shipping line customers aggressively decreased the number of containers in their fleets, especially in the first two quarters of the year. As a result, the size of our idle container inventory rapidly increased during the first half of 2009, and we significantly reduced our level of fleet investment. Container trade volumes and related container lease demand began to recover during the second half of 2009. This improvement in demand has reduced the number of our idle containers, and we have re-started fleet investment in the first quarter of 2010.

        In 2009, we sold approximately 79,000 TEUs of our owned containers, or 7.0% of our owned equipment leasing fleet as of the beginning of the year. This annual disposal rate is in line with the 6 to 8% annual disposal rate we have been experiencing for the last several years, and is generally consistent with our expected long-term average disposal rate given the 12 — 14 year expected useful life of our containers. However, the rate of our disposals in 2009 did not keep pace with the rate at which older units were returned off lease, and the portion of our fleet designated as available for sale increased from 3.2% as of December 31, 2008 to 4.2% as of December 31, 2009. Based on our increased inventory of containers available for sale, the age profile of our leasing fleet and scheduled lease expirations, we expect that our rate of disposals will increase when the market for used container disposals improves and then remain at an above-average level for several years before decreasing significantly for several years thereafter. During years of above-average disposals, our TEU growth rate and leasing revenues may be constrained if we are unable to generate a sufficient number of attractive lease transactions for an expanded level of new container investment.

        Our average utilization was 88.0% in the year ended December 31, 2009, a decrease of 6.4% from the year ended December 31, 2008. Ending utilization decreased 2.1% from 92.4% as of December 31, 2008 to 90.3% as of December 31, 2009. The decrease in our utilization during 2009 was mainly due to the decrease in global containerized trade volumes and the resulting weak demand for leased containers, especially for leased dry containers. During 2009, dry container drop-offs were high and pick-ups exceptionally low for the first half of the year as our shipping line customers reacted to reduced trade volumes by decreasing the size of their operated containers fleets. In the second half of the year, a partial recovery of trade volumes led to reduced dry container drop off volumes, improved container pick-ups and a partial recovery in our utilization. The improved market conditions have continued into 2010, and we expect our utilization to continue to trend up in the first quarter of 2010.

        Utilization and leasing demand for our refrigerated containers remained solid in 2009 despite the weak economic environment. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 25% of our leasing revenues.

        Utilization of our special containers also remained relatively healthy in 2009, though we are seeing signs that leasing demand for special containers is weakening. Leasing demand for our chassis product line remained weak during 2009 due to ongoing weakness in U.S. containerized imports and an oversupply of chassis in the marketplace.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

Average Utilization	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2009	88.0%	88.7%	86.2%	87.0%	90.1%
2008	94.4%	94.0%	95.5%	94.3%	93.8%
2007	94.9%	94.9%	95.1%	94.6%	94.8%

Ending Utilization	December 31,	September 30,	June 30,	March 31,
2009	90.3%	87.6%	85.9%	88.5%
2008	92.4%	95.8%	95.4%	94.0%
2007	94.4%	95.5%	94.8%	93.9%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average lease rates for our dry container product line in 2009 were 5.4% lower compared to the average level in 2008. The decrease in average lease rates in 2009 primarily reflects the impact of lease extension transactions and other incentives provided to our customers, such as free or discounted usage periods, to encourage them to keep or pick-up containers. In addition, lease rates for containers placed on hire in 2009 were much lower than our portfolio average, while a significant portion of the containers returned to us have been from our higher per diem short-term leases. We expect our average lease rates for dry containers to gradually improve in 2010 if the recent improvement in market conditions is sustained, as discount periods expire and as containers are supplied to leases at higher rates.

Average lease rates for refrigerated containers in 2009 were 4.6% lower compared to 2008, while average rental rates for our special containers were 1.1% lower during 2009 compared to 2008. The decrease in average lease rates for our refrigerated containers was primarily due to lease rate concessions provided to certain customers for lease extension transactions. In addition, market leasing rates for new refrigerated containers are still below our portfolio average rates due to lower container prices, so we generally expect our average rates for refrigerated containers to continue to trend down. The decrease in average leasing rates for special containers was primarily due to discounts associated with lease extension transactions and weaker demand.

        During 2009, we recognized a $9.3 million gain on the sale of our used containers compared to a $23.5 million gain in 2008. The decrease compared to 2008 mainly resulted from a decrease in selling prices for our used containers. Used container selling prices decreased this year due to weak demand for used containers as well as the slowdown in global containerized trade and the resulting increase in worldwide idle container inventories. In addition, in 2009 we recorded a $1.5 million loss on new factory units placed on a finance lease. These units were purchased in 2008 when equipment prices were historically high and we leased them out in 2009 at a lower implied price per container. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not incur up-front gains or losses when we place existing equipment on operating leases.

        During 2009, we recognized a net equipment trading margin of $2.2 million on the sale of equipment purchased for resale, compared to an $11.2 million margin in 2008. In 2009, our trading volume was considerably lower than in 2008 due to the weaker disposal environment and our decision to reduce our purchases of trading equipment in order to focus our efforts on the sale of our owned equipment. In addition, our per unit trading margin was pressured by decreasing used container selling prices in 2009.

        Our ownership expenses, principally depreciation and interest expense, increased by $8.8 million, or 5% in 2009 as compared to 2008. Although we purchased very few new containers during 2009 we invested heavily in containers during 2008 and this resulted in the average book value of our revenue earning assets increasing 3.2% in 2009 as compared to 2008.

        Depreciation increased 4.7% in 2009 compared to 2008, primarily due to new equipment purchases made throughout 2008 which had a full year's depreciation in 2009. Interest expense increased 5.5% in 2009 compared to 2008 primarily due to an increase in our effective interest rate.

        For 2009, our provision for doubtful accounts was $0.5 million, down from a provision of $4.9 million in 2008. During 2009, we experienced several small customer defaults which were largely offset by a partial reversal of provisions made in 2008 due to better than expected container recoveries. During the third and fourth quarters of 2008, we recorded sizable credit provisions primarily due to the default on a finance lease by one of our customers, and we recorded additional provisions to increase the loss reserves for the remaining leases in the finance lease portfolio.

        While our provisions for doubtful accounts were limited in 2009, we remain concerned that we may see an increase in the number and size of customer defaults due to the ongoing severe market conditions our customers are facing. Many of our customers were in the middle of major expansion programs when trade volumes collapsed at the end of 2008, and vessel capacity is expected to increase for the next several years despite the recent reduction in trade volume growth. The combination of reduced trade volumes and increasing vessel capacity has led to substantial decreases in freight rates on the major trade lanes, and many shipping lines reported large losses during 2009. While our collections performance in 2009 was solid and the average number of days outstanding for our receivables remained close to where it was at the beginning of the year, several of our customers, including a few major shipping lines, missed contractual payment dates during the year. In addition, several major shipping lines, including our largest customer, are currently involved in comprehensive financial restructuring negotiations with their major creditors.

        If one of our major customers defaulted on our leases and ceased operations because of deterioration in its financial performance, we would face reduced revenues and we would likely incur significant write-offs due to lost units and recovery expenses. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaulted. To mitigate this impact from potential defaults, we entered into a credit insurance policy in the third quarter of 2009 that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

        Our direct operating expenses were $36.9 million in 2009, compared to $28.2 million in 2008. We incurred significantly more repair and storage costs in 2009 due to the increased level of drop-offs and idle containers.

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2009 and 2008 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750

Treasury Stock

        We repurchased the following amounts of Treasury shares:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$10.9 million
2007	276,029	$6.3 million

Results of Operations

        The following table summarizes our results of operations for the three years ended December 31, 2009, 2008 and 2007 in dollars (in thousands) and as a percentage of total revenues.

	Year Ended December 31,
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$309,261	87.7%	$319,292	76.0%	$286,273	83.4%
Equipment trading revenues	39,693	11.2	95,394	22.7	49,214	14.3
Management fee income	2,629	0.8	3,136	0.8	5,475	1.6
Other revenues	954	0.3	2,170	0.5	2,303	0.7

Total revenues	352,537	100.0	419,992	100.0	343,265	100.0

Operating expenses (income):
Equipment trading expenses	37,538	10.6	84,216	20.1	43,920	12.8
Direct operating expenses	36,942	10.5	28,246	6.7	28,552	8.3
Administrative expenses	40,908	11.6	46,154	11.0	39,843	11.6
Depreciation and amortization	115,688	32.8	110,450	26.3	101,670	29.6
Provision for doubtful accounts	545	0.2	4,878	1.2	792	0.3
Net (gain) on sale of leasing equipment	(9,278)	(2.6)	(23,534)	(5.6)	(12,119)	(3.6)
Net (gain) on sale of container portfolios	(185)	(0.1)	(2,789)	(0.7)	—	—

Total operating expenses	222,158	63.0	247,621	59.0	202,658	59.0

Operating income	130,379	37.0	172,371	41.0	140,607	41.0
Other expenses (income):
Interest and debt expense (including write-off of deferred financing costs of $0, $250, and $204)	68,807	19.5	65,233	15.6	52,333	15.3
(Gain) on debt extinguishment	(14,130)	(4.0)	(23,772)	(5.7)	—	—
Unrealized (gain) loss on interest rate swaps	(35,152)	(10.0)	76,047	18.1	27,883	8.1

Total other expenses	19,525	5.5	117,508	28.0	80,216	23.4

Income before income taxes	110,854	31.5	54,863	13.0	60,391	17.6
Income tax expense	39,268	11.2	19,067	4.5	21,600	6.3

Net income	$71,586	20.3%	$35,796	8.5%	$38,791	11.3%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

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

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$256,879	$266,978
Fee and ancillary lease revenue	31,880	31,935

Total operating lease revenue	288,759	298,913

Finance lease revenues	20,502	20,379

Total leasing revenues	$309,261	$319,292

        Total leasing revenues were $309.3 million for 2009, compared to $319.3 million for 2008, a decrease of $10.0 million, or 3.1%.

        Per diem revenue decreased by $10.1 million compared to 2008. The primary reasons for the decrease are as follows:

  •
  $8.1 million decrease due to overall lower utilization;

  •
  $12.1 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

  •
  $2.0 million increase due to an increase in average fleet size, reflecting large fleet investments made in 2008 partially offset by limited procurement during 2009;

  •
  $8.0 million increase due to the recognition of fee revenue for the early termination of certain lease contracts. In 2009, we negotiated the early termination of several contracts for fees of approximately $11.0 million. As of December 31, 2009, approximately $3.0 million of these fees remain categorized as deferred revenue and will be recognized as units are redelivered;

        Fee and ancillary lease revenue as well as finance lease revenue remained relatively unchanged from the 2008 level.

        Equipment trading activities.    Equipment trading revenues represent the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Equipment trading revenues	$39,693	$95,394
Equipment trading expenses	(37,538)	(84,216)

Equipment trading margin	$2,155	$11,178

        The equipment trading margin decreased $9.0 million compared to 2008. The trading margin decreased by $6.6 million due to a lower per unit trading margin and by $2.7 million due to a lower volume of units sold. These decreases were partially offset by a decrease in selling costs and administrative expenses related to the volume of units sold. We typically experience a lag of several months between the time that we buy and sell used containers, and in periods of falling prices inventory losses reduce our sales margins.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $36.9 million for 2009, compared to $28.2 million for 2008, an increase of $8.7 million. The primary reasons for the increase are outlined below:

  •
  $10.2 million increase in storage costs due to an increase in units off-hire;

  •
  $1.0 million increase in repair costs due to a higher repair volume, primarily for our dry and refrigerated containers;

  •
  $1.3 million decrease in surveying costs due to a decrease in new equipment purchases; and

  •
  $1.2 million decrease in other operating costs due to lower positioning costs in 2009.

        Administrative expenses.    Administrative expenses were $40.9 million for 2009, compared to $46.2 million for 2008, a decrease of $5.3 million, or 13.0%. This decrease was mainly due to lower employee incentive costs of $3.0 million, lower foreign exchange losses of $0.8 million, lower travel expenses of $0.7 million, and lower consulting fees of $0.7 million.

        Depreciation and amortization.    Depreciation and amortization was $115.7 million for 2009, compared to $110.5 million for 2008, an increase of $5.2 million, or 4.7%. Depreciation increased by $18.5 million due to a larger depreciable fleet, resulting from our large investment in equipment in 2008. This increase was partially offset by a $9.3 million decrease due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2008 and a $3.7 million decrease due to disposals.

        Provision for doubtful accounts.    There was a provision for doubtful accounts of $0.5 million for 2009, compared to $4.9 million for 2008, a decrease of $4.4 million. In 2008, a $2.7 million reserve was established for amounts estimated to be uncollectible under a finance lease receivable for one of our customers, as well as an additional provision of $1.4 million against our finance lease portfolio for expected uncollectible accounts. In 2009, the provision for several small customer defaults was largely off-set by the reversal of certain provisions recorded in 2008 due to better than expected container recoveries.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $9.3 million for 2009, compared to a gain of $23.5 million for 2008, a decrease of $14.2 million. Gain on sale decreased $12.8 million due to lower selling prices and higher selling costs. In addition, in 2009 we recorded a $1.5 million loss on new factory units placed on a finance lease. These units were purchased in 2008 when equipment prices were historically high and we leased them out in 2009 at a lower implied price per container. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not incur up-front gains or losses when we place existing equipment on operating leases.

        Net (gain) on sale of container portfolios.    Gain on sale of container portfolios was $0.2 million for 2009, and $2.8 million for 2008. In the third quarter of 2009 we sold container portfolios for total proceeds of $8.5 million, while in the third quarter of 2008 we sold container portfolios for total proceeds of $40.5 million.

        Interest and debt expense.    Interest and debt expense was $68.8 million for 2009, compared to $65.2 million for 2008, an increase of $3.6 million. The increase was primarily due to a higher effective interest rate on the Company's consolidated debt balances.

        (Gain) on debt extinguishment.    Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes. Gain on debt extinguishment of $23.8 million (net of the write-off of deferred financing costs of $0.3 million) for 2008 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

        Unrealized (gain) loss on interest rate swaps.    Unrealized gain on interest rate swaps was $35.2 million for 2009, compared to an unrealized loss $76.0 million for 2008. The net fair value of the interest rate swap contracts was a net liability of $59.6 million at December 31, 2009, compared to net liability of $95.2 million at December 31, 2008. The decrease in the liability resulted from an increase in long-term interest rates during 2009.

        Income tax expense.    Income tax expense was $39.3 million for 2009, compared to $19.1 million for 2008, and the effective tax rates were 35.4% in 2009 and 34.8% in 2008. The 2008 effective tax rate was lower than 2009 primarily due to a decrease in the required state rate in 2008.

        The Company records income tax expense, with the majority of the expense recorded as a deferred income tax liability on the balance sheet. We expect this deferred liability to increase for the foreseeable future. Due to the availability of net operating loss carryovers and continued accelerated tax depreciation for our equipment, the Company currently does not pay any significant federal, state or foreign income taxes.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

        Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenues represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$266,978	$240,409
Fee and ancillary lease revenue	31,935	27,596

Total operating lease revenues	298,913	268,005

Finance lease revenues	20,379	18,268

Total leasing revenues	$319,292	$286,273

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

        Finance lease revenues increased by $2.1 million in 2008, primarily due to an increase in the average size of our finance lease portfolio.

        Equipment trading activities.    Equipment trading revenues represent the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

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

        Direct operating expenses were $28.2 million for 2008, compared to $28.6 million for 2007, a decrease of $0.4 million. Below outlines the primary reasons for the decrease:

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

        Provision for doubtful accounts.    There was a provision for doubtful accounts for $4.9 million for 2008, compared to $0.8 million for 2007, an increase of $4.1 million. The increase was primarily due to a $2.7 million reserve established for amounts estimated to be uncollectible under a finance lease receivable for one of our customers, as well as an additional provision of $1.4 million against our finance lease portfolio for expected uncollectible accounts.

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

        The following table lists selected revenue and expense items for our Equipment leasing segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Equipment leasing segment:
Total revenues	$311,875	$324,083	$293,062
Depreciation expense	115,429	110,400	101,670
Interest expense	68,004	63,797	51,656
Net (gain) on sale of leasing equipment	(9,278)	(23,534)	(12,119)
Pre-tax income(1)	60,691	98,724	83,753

(1)
Pre-tax income excludes unrealized gains and losses on interest rate swaps, and gain on debt extinguishment.

Segment Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

        Equipment leasing revenues.    Total revenues for the Equipment leasing segment were $311.9 million in 2009 compared to $324.1 million in 2008, a decrease of $12.2 million, or 3.8%. The primary changes are as follows:

  •
  $8.1 million decrease due to overall lower utilization;

  •
  $12.1 million decrease due to lower per diem rates primarily related to certain lease concessions that were given in return for extended on hire time;

  •
  $2.0 million increase due to an increase in average fleet size, reflecting large fleet investments made in 2008 partially offset by limited procurement during 2009;

  •
  $8.0 million increase due to the recognition of fee revenue for the early termination of certain lease contracts.

        Fee and ancillary lease revenue as well as finance lease revenues remained relatively unchanged in 2009 from the 2008 level.

        Equipment leasing pretax income.    Pretax income for the Equipment leasing segment was $60.7 million in 2009 compared to $98.7 million in 2008, a decrease of $38.0 million, or 38.5%. The primary reasons for the decrease in pretax income are as follows:

  •
  $14.2 million decrease in gain on the sale of leasing equipment, primarily due to lower selling prices in 2009.

  •
  $12.2 million decrease in Equipment leasing revenues;

  •
  $5.0 million increase in depreciation expense, primarily due to an increase in the depreciable fleet;

  •
  $4.2 million increase in interest expense, primarily due to an increase in the average effective rate;

  •
  $8.7 million increase in direct operating expenses, primarily related to increased storage costs associated with lower utilization;

Segment Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

        Equipment leasing revenues.    Total revenues for the Equipment leasing segment were $324.1 million in 2008 compared to $293.1 million in 2007, an increase of $31.0 million, or 10.6%. In 2008, leasing revenues increased by $24.5 million due to a larger fleet size and by $1.8 million due to higher utilization of our leasing equipment. Fee and ancillary lease revenue increased by $4.3 million as compared to the prior year. These increases were partially offset by a $0.5 million reduction in leasing revenues from lower per diem rates.

        Equipment leasing pretax income.    Pretax income for the Equipment leasing segment was $98.7 million in 2008 compared to $83.8 million in 2007, an increase of $14.9 million, or 17.8%. Equipment leasing revenues increased by $31.0 million in 2008, and the gain on the sale of leasing equipment increased by $11.4 million primarily due to higher selling prices for used containers in 2008 compared to 2007.

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

        The following table lists selected revenue and expense items for our Equipment trading segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Equipment trading segment:
Equipment trading revenues	$39,693	$95,394	$49,214
Equipment trading expense	(37,538)	(84,216)	(43,920)

Equipment trading margin	2,155	11,178	5,294

Interest expense	803	1,186	473
Pre-tax income(1)	881	8,414	4,521

(1)
Pre-tax income excludes unrealized gains and losses on interest rate swaps, and gain on debt extinguishment.

Segment Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $9.0 million in 2009 compared to 2008. The trading margin decreased by $6.6 million due to a lower per unit trading margin and by $2.7 million due to a lower volume of units sold. These decreases were partially offset by a decrease in selling costs and administrative expenses related to the volume of units sold.

        Equipment trading pretax income.    Pretax income for the Equipment trading segment was $0.9 million in 2009 compared to $8.4 million in 2008, a decrease of $7.5 million, or 89.3%. which was primarily due to the Equipment trading margin decrease of $9.0 million. The decrease in administrative expenses was primarily due to lower allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the volume of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Segment Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

        Equipment trading margin.    Equipment trading revenues and Equipment trading expenses increased significantly in 2008 compared to 2007 primarily due to an increase in the number of units purchased and sold. The equipment trading margin, the difference between Equipment trading revenues and expenses, increased $5.9 million in 2008 compared to 2007. The trading margin increased by $7.2 million due to a higher volume of units sold and by $1.8 million due to a higher per unit trading margin. These increases were partially offset by an increase in selling costs and administrative expenses related to the volume of units sold.

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

        We continue to have sizable cash in-flows. For 2009, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $263.7 million. In addition, as of December 31, 2009 we had $59.9 million of unrestricted cash and $165.5 million of additional borrowing capacity under our current credit facilities.

        As of December 31, 2009, major committed cash outflows in the next 12 months include $91.4 million of committed but unpaid capital expenditures and $164.9 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. In addition, we were successful in securing new financing commitments in 2009 despite the challenging market for equipment financing. During

2009, we entered into a $75 million asset backed credit facility, which was increased to $100 million in December, we entered into other term loans totaling $32.5 million, and we entered into a capital lease for $10.0 million. We expect that we will be able to secure additional financing in 2010 to support investment in our fleet.

        At December 31, 2009, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS)
Term notes — Series 2006-1	$357.8	$357.8
Term notes — Series 2005-1	342.4	342.4
2008 Asset backed credit facility	209.5	225.0
2009 Asset backed credit facility	50.0	100.0
Revolving credit facility	—	100.0
Finance lease facility	38.5	38.5
2007 Term loan facility	26.7	26.7
2009 Term loan facilities	32.2	32.2
Port equipment facility	10.6	10.6
Capital lease obligations	93.6	93.6

Total Debt	$1,161.3	$1,326.8

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

    Asset Backed Securitization Term Notes

        Our Asset Backed Securitization program was the primary funding source used to finance our existing container fleet and new container purchases from the program's inception in April of 2006 through the conversion of the Term Note Series 2005-1 to a term loan in April 2008. The Term Note Series 2006-1 issued in April 2006 was used to finance the majority of the containers in our fleet at that time, and the Term Notes Series 2005-1 was primarily used to finance our new container purchases between April 2006 and April 2008. The Term Note Series 2005-1 automatically converted to a nine year amortizing term loan as of April 12, 2008.

        The borrowing capacity under the ABS program is determined by applying the advance rate of 82% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days plus restricted cash. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Under the ABS program, we are required to maintain restricted cash balances on deposit in a designated bank account equal to five months of interest expense.

        During the second quarter of 2009, we repurchased approximately $35.0 million of our Series 2006-1 Term Notes and recorded a gain on debt extinguishment of $14.1 million, net of the write-off of deferred financing costs of $0.2 million. During the fourth quarter of 2008, we repurchased approximately $48.2 million of our Series 2006-1 Term Notes and recorded a gain on debt extinguishment of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

    2008 Asset Backed Credit Facility

        On March 27, 2008, we entered into an Asset Backed Credit Facility. The facility has a revolving credit period and the current borrowing capacity under this facility is $225 million. The revolving period ends June 30, 2010, on which date the facility will convert to a term loan and amortize in equal monthly installments through June 2018. The interest rate margin will increase by 75 basis points when this facility is converted to a term loan.

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

    2009 Asset Backed Credit Facility

        On October 26, 2009, we entered into a $75 million Asset Backed Credit Facility, which was increased to $100 million on December 21, 2009. The facility initially has a 24 month revolving credit period, commencing on the date of the facility, followed by a four year term period. The term notes amortize on a level basis over the four year period to 60% of the outstanding balance. The interest rate margin will increase by 150 basis points if the facility is converted to a term loan at the end of the revolving credit period.

        The borrowing capacity under the Asset Backed Credit Facility is determined by applying the advance rate of 75% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Under the 2009 Asset Backed Credit Facility, we are required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

    Revolving Credit Facility

        On August 15, 2007, we entered into a Revolving Credit Agreement. The current commitment under the Revolving Credit Facility is $100.0 million and the maturity date is August 15, 2012. We are required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

    Finance Lease Facility

        On July 31, 2006, we entered into a $50 million credit facility to support the growth of our finance lease business (the "Finance Lease Facility"). The Finance Lease Facility had a two year revolving period which preceded a ten year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The Finance Lease Facility is secured by the finance lease receivables associated with certain containers. The Finance Lease Facility has a final maturity of July 2018.

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

    2009 Term Loan Facilities

        On July 31, 2009, we entered into a six year $7.5 million term loan which is secured by certain containers on lease to a single customer.

        On December 24, 2009, we entered into a five year $25 million term loan which is secured by certain containers on lease to various customers.

    Port Equipment Facility

        On December 28, 2006, we entered into a Euro denominated credit facility to support a port equipment financing transaction (the "Port Equipment Facility"). The Port Equipment Facility has an eight year term and amortizes in equal monthly installments.

    Capital Lease Obligations

        We have entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements have been structured as ten year Terminal Rental Adjustment Clause ("TRAC") leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. For income tax purposes, these leases are treated as operating leases.

        In August 2008 and December 2008, we entered into sale-leaseback transactions for approximately 12,500 and 2,250 of containers for net proceeds of $33.9 million and $10.5 million, respectively. The leases were accounted for as capital leases with interest expense recognized on a level yield basis over seven years, at which point there are early purchase options.

        In March 2009, we entered into a sale-leaseback transaction for approximately 2,800 containers for net proceeds of $10.0 million. The lease was accounted for as a capital lease with interest expense recognized on a level yield basis over five years, at which point there is an early purchase option.

    Debt Covenants

        We are subject to certain financial covenants under our debt facilities. At December 31, 2009, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

  •
  Minimum Earnings Before Interest and Taxes ("EBIT") to Cash Interest Expense;

  •
  Minimum Tangible Net Worth ("TNW"); and

  •
  Maximum Indebtedness to TNW.

    Non-GAAP Measures

        We rely primarily on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. EBIT, Cash Interest, TNW, and Indebtedness are non-GAAP financial measures used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

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

        Minimum EBIT to Cash Interest Expense is calculated at the consolidated level and for TAL Advantage I LLC and TAL Advantage II LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for our Asset backed securitization (ABS), 2008 Asset backed facility and Revolving credit facility. The TAL Advantage I LLC and the TAL Advantage II LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset backed securitization and the Asset backed credit facilities. The Finance lease facility Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.05 to 1.00.

        TAL Advantage III LLC is a wholly owned special purpose entity whose primary activity is to issue asset backed notes for the 2009 Asset Backed Credit Facility. TAL Advantage III LLC must maintain a Minimum EBIT to Cash Interest Expense ratio of 1.30 to 1.00. The first compliance date for this covenant under the 2009 Asset Backed Credit Facility is March 31, 2010.

        Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of December 31, 2009 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II
Net income	$71,586	$37,810	$9,239
Plus: Income tax expense	39,268	20,892	5,103
Interest expense including write-off of deferred financing costs	68,807	38,781	13,175
Unrealized (gains) on interest rate swaps	(35,152)	(17,746)	(10,608)
All non-cash expenses attributable to incentive arrangements	1,717	—	—

EBIT	$146,226	$79,737	$16,909

Interest expense (excluding interest income of $185, $120, and $6 respectively)	$68,992	$38,901	$13,181
Amortization and write-off of deferred financing costs	(1,170)	(607)	(294)
Accrued interest (represents 2009 interest expense not paid)	(4,213)	(1,078)	(403)
Cash payments of prior period accrued interest	3,160	1,121	347

Cash Interest Expense	$66,769	$38,337	$12,831

EBIT to Cash Interest Expense Ratio	2.19	2.08	1.32
Required Minimum EBIT to Cash Interest Expense Ratio	1.10	1.10	1.10

(1)
The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC, TAL Advantage II, LLC and TAL Advantage III, LLC.

    Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.

        For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At December 31, 2009, the required minimum TNW for the ABS facilities was $415.5 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

        The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, 2008 Asset backed, 2007 Term loan and Revolving credit facilities and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

        Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of December 31, 2009 for the ABS, Asset backed credit facility and other facilities (in thousands):

	Other Facilities*	ABS	2008/2009 Asset Backed Credit Facilities
Minimum TNW:
Tangible Assets
Total Assets	$1,800,978	$1,800,978	$1,800,978
Deferred Financing Costs	(8,882)	(8,882)	(8,882)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(1,868)	(1,868)	(1,868)
Fair value of derivative instruments (asset)	(2,674)	(2,674)	(2,674)

Total Tangible Assets	$1,715,656	$1,715,656	$1,715,656

All indebtedness:
Total debt	$1,161,298	$1,161,298	$1,161,298
Accrued interest	4,213	4,213	4,213
Fair value of derivative instruments (liability)	61,799	N/A	N/A
Equipment purchases payable	3,312	3,312	3,312

Total Indebtedness	$1,230,622	$1,168,823	$1,168,823

TNW (Total Tangible Assets less Total Indebtedness)	$485,034	$546,833	$546,833

Required Minimum TNW	$300,000	$415,504	$415,504

Maximum Indebtedness to TNW:
Total Indebtedness	$1,230,622	$1,168,823	$1,168,823
Fair value of derivative instruments (liability)	N/A	61,799	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,230,622	$1,230,622	$1,168,823

TNW	$485,034	$546,833	$546,833

Total Indebtedness / TNW	2.54	2.25	2.14
Maximum Allowable Indebtedness to TNW	4.75 / 5.00	4.75	4.75

*
The Minimum TNW covenant only applies to the Finance lease facility. The Maximum Indebtedness to TNW covenant applies to the Finance lease facility, Revolving credit facility, 2007 Term loan facility and Port equipment facility.

N/A — Not applicable for calculation purposes.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

    Dividends Paid

        We paid the following quarterly dividends during the years ended December 31, 2009 and 2008 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750

    Treasury Stock

        On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock.

        We repurchased the following amounts of Treasury shares:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$10.9 million
2007	276,029	$6.3 million

Cash Flow

        The following table sets forth certain cash flow information for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net cash provided by operating activities	$162,686	$201,013	$166,404

Purchases of leasing equipment	$(30,859)	$(450,902)	$(334,476)
Investments in finance leases	(27,098)	(41,733)	(58,407)
Proceeds from sale of equipment, net of selling costs	69,473	83,956	63,006
Proceeds from sale of container portfolios	8,532	40,539	—
Cash collections on finance lease receivables, net of income earned	31,533	28,232	24,791
Other	(151)	134	92

Net cash provided by (used in) investing activities	$51,430	$(339,774)	$(304,994)

Net cash (used in) provided by financing activities	$(195,024)	$126,923	$147,585

    Operating Activities

        Net cash provided by operating activities decreased by $38.3 million to $162.7 million in 2009 compared to $201.0 million in 2008 primarily due to a decrease in the level of operating profitability.

        Net cash provided by operating activities increased by $34.6 million to $201.0 million in 2008 compared to $166.4 million in 2007 primarily due to an increase in our level of operating profitability.

    Investing Activities

        Net cash provided by investing activities was $51.4 million in 2009, compared to net cash used in investing activities of $339.8 million in 2008. The major changes were as follows:

  •
  Capital expenditures were $58.0 million, including investments in finance leases of $27.1 million, for 2009 compared to $492.6 million, including investments in finance leases of $41.7 million, for 2008. Capital expenditures decreased by $434.6 million in 2009 primarily due to a decrease in the number of leasing units purchased.

  •
  Sales proceeds from the disposal of equipment decreased $14.5 million to $69.5 million in 2009 compared to $84.0 million in 2008. Proceeds from the disposal of used containers decreased in 2009 primarily due to lower selling prices.

  •
  Proceeds from the sale of container portfolios decreased by $32.0 million to $8.5 million in 2009, compared to $40.5 million in 2008.

  •
  Cash collections on finance leases, net of income earned, increased by $3.3 million to $31.5 million for 2009 compared to $28.2 million for 2008 as a result of an increase in our finance lease portfolio.

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

  •
  Sales proceeds from the disposal of equipment increased $21.0 million to $84.0 million in 2008 compared to $63.0 million in 2007. Proceeds from the disposal of used containers increased in 2008 due to an increase in the number of units sold, as well as higher equipment selling prices.

  •
  The proceeds from disposals include $40.5 million in 2008 from the sale of container portfolios while no container portfolios were sold in 2007.

  •
  Cash collections on finance leases, net of income earned, increased by $3.4 million to $28.2 million for 2008 compared to $24.8 million for 2007 as a result of an increase in our finance lease portfolio.

    Financing Activities

        Net cash used in financing activities was $195.0 million for 2009 compared to net cash provided by financing activities of $126.9 million for 2008. The major changes were as follows:

  •
  During 2009, we had net payments of $154.9 million under our various credit facilities and capital lease obligations.

  •
  We also extinguished $35.0 million of our outstanding debt in a repurchase for $20.7 million, which resulted in a gain on debt extinguishment, of $14.1 million, net of the write-off of deferred financing costs of $0.2 million.

  •
  $ 17.4 million was used during 2009 to purchase treasury shares.

  •
  $ 1.2 million was used in 2009 to pay dividends on our common stock outstanding.

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

        We entered into capital leases in 2008 and 2007 for $9.4 million and $9.7 million, respectively, to finance the acquisition of chassis equipment, which is considered a non-cash financing activity.

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

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009: (does not include amounts potentially due under guarantees, as amounts, if any, are indeterminable)

	Contractual Obligations by Twelve Month Period Ending December 31,
Contractual Obligations:	Total	2010	2011	2012	2013	2014 and thereafter
	(Dollars in millions)
Total debt obligations(1)	$1,300.0	$218.2	$197.2	$189.7	$175.2	$519.7
Capital lease obligations(2)	114.9	12.7	13.0	13.2	11.2	64.8
Operating leases (mainly facilities)	5.6	2.7	2.0	0.8	0.1	—
Purchase obligations:
Equipment purchases payable	3.3	3.3	—	—	—	—
Equipment purchase commitments	88.1	88.1	—	—	—	—

Total contractual obligations	$1,511.9	$325.0	$212.2	$203.7	$186.5	$584.5

(1)
Amounts include actual and estimated interest for floating-rate debt based on December 31, 2009 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification No. 605 "Revenue Recognition" (ASC 605), we recognize billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, we are responsible for fulfillment of the services, supplier selection and service specifications, and we have ultimate responsibility to pay the supplier for the services whether or not we collect the amount billed to the lessee.

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

    Equipment Trading Revenues and Expense

        Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and is recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expense in the consolidated statements of operations.

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

        When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates, and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimated future undiscounted cash flows. These estimates are principally based on historical experience and management's judgment of market conditions.

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

        An allowance is provided through provision for doubtful accounts based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which we believe we will not ultimately recover. The percentage is developed based on our historical experience.

    Equipment Held For Sale

        When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360 "Property, Plant and Equipment (ASC 360), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

    Equipment Held For Resale — Trading Activity

        On an opportunistic basis, we purchase used equipment with markings or specifications different from our own equipment for purposes of reselling it within a short time frame for a net profit.

        Equipment purchased for resale is reported as equipment held for sale due to the short timeframe, generally less than one year, between the time the equipment is purchased and the time the equipment is sold. Due to this short expected holding period, cash flows associated with equipment held for resale are classified as operating cash flows. Equipment trading revenues represent the proceeds from the sale of this equipment, while Equipment trading expense includes the cost of equipment sold, any costs to sell such equipment, including administrative costs, and costs associated with the inventory such as storage and handling charges.

    Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is updated on a regular basis and is based upon a review of the collectability of our receivables. This review considers the risk profile of the customer, credit quality indicators such as the level of past-due amounts and economic conditions. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in our receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our existing receivables. However, actual losses could exceed the amounts provided for in certain periods.

    Income Taxes

        We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, we accrue income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

    Goodwill

        We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, "Intangibles — Goodwill and Other" (ASC 350). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the Acquisition, we recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2009, indicated that no impairment of goodwill existed.

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

        The primary external risk of our interest rate swap contracts is in derivative asset positions counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

        As of December 31, 2009, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

Total Notional Amount at December 31, 2009	Weighted Average Fixed Leg Interest Rate at December 31, 2009	Weighted Average Remaining Term
$1,183 million	4.17%	3.5 years

        Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

        Since 100% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the year ended December 31, 2009, unrealized gains on interest rate swaps totaled $35.2 million, compared to unrealized losses on interest rate swaps of $76.0 million for the year ended December 31, 2008.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2009 and 2008 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded $0.2 million of unrealized foreign currency exchange losses in the year ended December 31, 2009 and $1.1 million of unrealized foreign currency exchange losses in the year ended December 31, 2008, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.5 million at December 31, 2009, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        As of December 31, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2009.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of TAL International Group, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2010

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 29, 2010 (the "2010 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2010 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from the section captioned "Management and Principal Holders of Voting Securities" in the 2010 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the 2010 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the section captioned "Auditor Fees" in the 2010 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

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

        (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from exhibit number 2.1 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.2 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)
2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from exhibit number 2.3 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.4 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.5 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)
2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from exhibit number 2.6 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)
3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference from exhibit number 4.1 to Amendment No. 3 to TAL International Group, Inc.'s Form S-1 filed on October 5, 2005, file number 333-126317)
4.2	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.3	First Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 26, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.58 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)
4.4	Second Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated November 19, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.59 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)
4.5	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.6	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.7	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.8	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

Exhibit No.	Description
4.9	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.10	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, TAL International Container Corporation, and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)
4.11	Intercreditor Agreement Dated April 12, 2006 by and among TAL International Container Corporation, TAL Advantage I LLC, U. S. Bank National Association and Fortis Capital Corp. (incorporated by reference from Exhibit 4.11 to TAL International Group, Inc.'s Form 10-K filed on March 3, 2009)
4.12	Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from exhibit 10.42 to TAL International Group, Inc.'s Form 8-K filed on June 6, 2006)
4.13	Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)
4.14	Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.'s Form 8-K filed on July 17, 2007)
4.15	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)
4.16	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)
4.17	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)
4.18	Credit Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation, National City Bank, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.48 to TAL International Group, Inc.'s Form 8-K filed August 16, 2007)
4.19	Security Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.49 to TAL International Group, Inc.'s Form 8-K filed on August 16, 2007)
4.20	Pledge Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.50 to TAL International Group, Inc.'s Form 8-K filed on August 16, 2007)
4.21	Guaranty, dated as of August 15, 2007, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.51 to TAL International Group, Inc.'s Form 8-K filed on August 16, 2007)
4.22	Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.52 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

Exhibit No.	Description
4.23	First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008 (incorporated by reference from Exhibit 10.60 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)
4.24	Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.61 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)
4.25	Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.53 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)
4.26	Management Agreement dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.54 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)
4.27	Contribution and Sale Agreement, dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.55 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)
4.28	Series 2008-1 Note Purchase Agreement, dated as of March 27, 2008, by and among TAL Advantage II LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from Exhibit 10.56 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)
4.29	Guaranty dated March 27, 2008 made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.57 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)
4.30*	Appendix A dated as of March 27, 2009 to Indenture dated as of March 27, 2008 by and between TAL Advantage II LLC and U. S. Bank National Association
4.31*	Indenture, dated as of October 23, 2009, between TAL Advantage III LLC and Wells Fargo Bank, National Association
4.32*	Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association
4.33*	Management Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC
4.34*	Contribution and Sale Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC
4.35*	Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
4.36*	Amendment No. 1 dated December 21, 2009 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
4.37*	Amendment No. 1 dated February 16, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association.

Exhibit No.	Description
4.38*	Amendment No. 2 dated February 16, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
10.1	Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.7 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.2	Investor Subscription Agreement, dated as of November 3, 2004, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from exhibit number 10.8 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.3	Amendment No. 1 to Investor Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., The Resolute Fund, L.P., The Resolute Fund Singapore PV, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., JZ Equity Partners plc, Fairholme Partners, L.P., Fairholme Ventures II, LLC, Fairholme Holdings, Ltd., Edgewater Private Equity Fund III, L.P., Edgewater Private Equity Fund IV, L.P. and Seacon Holdings Limited (incorporated by reference from Exhibit 10.32 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.4	Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.5	Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from exhibit number 10.12 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)
10.6+	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.7+	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.8+	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.9+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.10+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.	Description
10.11+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.12+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.13+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.14+	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.'s Form S-1 filed on September 20, 2005, file number 333-126317)
10.15+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

TAL International Group, Inc.

Date: March 1, 2010	By:	/s/ Brian M. Sondey Brian M. Sondey President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of TAL International Group, Inc. hereby severally constitute and appoint Brian M. Sondey and John Burns and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable TAL International Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 1st day of March 2010.

Signature	Title(s)

/s/ Brian M. Sondey Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director
/s/ John Burns John Burns	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Malcolm P. Baker Malcolm P. Baker	Director
/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director
/s/ Claude Germain Claude Germain	Director
/s/ Brian J. Higgins Brian J. Higgins	Director
/s/ John W. Jordan II John W. Jordan II	Director
/s/ Frederic H. Lindeberg Frederic H. Lindeberg	Director
/s/ David W. Zalaznick David W. Zalaznick	Director
/s/ Douglas J. Zych Douglas J. Zych	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2010

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $420,517 and $352,089	$1,357,539	$1,535,483
Net investment in finance leases, net of allowances of $1,618 and $1,420	199,989	196,490
Equipment held for sale	46,291	32,549

Revenue earning assets	1,603,819	1,764,522
Cash and cash equivalents (including restricted cash of $13,714 and $16,160)	73,604	56,958
Accounts receivable, net of allowances of $757 and $807	33,086	42,335
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $5,142 and $4,181	972	1,832
Goodwill	71,898	71,898
Deferred financing costs	8,882	8,462
Other assets	6,043	8,540
Fair value of derivative instruments	2,674	951

Total assets	$1,800,978	$1,955,498

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$3,312	$27,224
Fair value of derivative instruments	61,799	95,224
Accounts payable and other accrued expenses	42,845	43,978
Net deferred income tax liability	112,895	73,565
Debt	1,161,298	1,351,036

Total liabilities	1,382,149	1,591,027
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,592,066 and 33,485,816 shares issued respectively	33	33
Treasury stock, at cost, 3,009,171 and 1,055,479 shares, respectively	(37,489)	(20,126)
Additional paid-in capital	398,016	396,478
Accumulated earnings (deficit)	58,253	(12,090)
Accumulated other comprehensive income	16	176

Total stockholders' equity	418,829	364,471

Total liabilities and stockholders' equity	$1,800,978	$1,955,498

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues:
Leasing revenues:
Operating leases	$288,759	$298,913	$268,005
Finance leases	20,502	20,379	18,268

Total leasing revenues	309,261	319,292	286,273
Equipment trading revenues	39,693	95,394	49,214
Management fee income	2,629	3,136	5,475
Other revenues	954	2,170	2,303

Total revenues	352,537	419,992	343,265

Operating expenses (income):
Equipment trading expenses	37,538	84,216	43,920
Direct operating expenses	36,942	28,246	28,552
Administrative expenses	40,908	46,154	39,843
Depreciation and amortization	115,688	110,450	101,670
Provision for doubtful accounts	545	4,878	792
Net (gain) on sale of leasing equipment	(9,278)	(23,534)	(12,119)
Net (gain) on sale of container portfolios	(185)	(2,789)	—

Total operating expenses	222,158	247,621	202,658

Operating income	130,379	172,371	140,607
Other expenses (income):
Interest and debt expense (including write-off of deferred financing costs of $0, $250 and $204	68,807	65,233	52,333
(Gain) on debt extinguishment	(14,130)	(23,772)	—
Unrealized (gain) loss on interest rate swaps	(35,152)	76,047	27,883

Total other expenses:	19,525	117,508	80,216
Income before income taxes	110,854	54,863	60,391
Income tax expense	39,268	19,067	21,600

Net income	$71,586	$35,796	$38,791

Net income per common share:
Basic	$2.31	$1.10	$1.17

Diluted	$2.30	$1.09	$1.16

Weighted average number of common shares outstanding — Basic	31,021,339	32,572,901	33,183,252
Weighted average number of common shares outstanding — Diluted	31,072,265	32,693,320	33,369,958
Cash dividends paid per common share	$0.04	$1.61	$1.43

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

							Accumulated Other Comprehensive Income
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)		Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	33,303,031	$33	136,250	$(2,862)	$394,440	$3,476	$3,663

Stock compensation — issuance of stock options	—	—	—	—	18	—	—
Stock options exercised	47,285	—	—	—	233	—	—
Stock compensation — issuance of restricted stock	132,000	—	—	—	539	—	—
Treasury stock acquired	—	—	276,029	(6,309)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	38,791	—	$38,791
Foreign currency translation adjustment	—	—	—	—	—	—	91	91
Amortization of cash flow hedges, net of income taxes of $(679)	—	—	—	—	—	—	(1,227)	(1,227)

Comprehensive income								$37,655

Common stock dividends declared	—	—	—	—	—	(37,409)	—

Balance at December 31, 2007	33,482,316	33	412,279	(9,171)	395,230	4,858	2,527

Stock compensation — issuance of stock options	—	—	—	—	22	—	—
Stock options exercised	2,500	—	—	—	45	—	—
Stock compensation — issuance of restricted stock	1,000	—	—	—	1,181	—	—
Treasury stock acquired	—	—	643,200	(10,955)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	35,796	—	35,796
Foreign currency translation adjustment	—	—	—	—	—	—	(1,556)	(1,556)
Amortization of cash flow hedges, net of income taxes of $(439)	—	—	—	—	—	—	(795)	(795)

Comprehensive income	—	—	—	—	—	—	—	$33,445

Common stock dividends declared	—	—	—	—	—	(52,744)	—

Balance at December 31, 2008	33,485,816	33	1,055,479	(20,126)	396,478	(12,090)	176

Stock compensation — issuance of stock options / modification	—	—	—	—	125	—	—
Stock compensation — restricted stock activity	106,250	—	—	—	1,413	—	—
Treasury stock acquired	—	—	1,953,692	(17,363)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	71,586	—	71,586
Foreign currency translation adjustment	—	—	—	—	—	—	415	415
Amortization of cash flow hedges, net of income taxes of $(320)	—	—	—	—	—	—	(575)	(575)

Comprehensive income	—	—	—	—	—	—	—	$71,426

Common stock dividends declared	—	—	—	—	—	(1,243)	—

Balance at December 31, 2009	33,592,066	$33	3,009,171	$(37,489)	$398,016	$58,253	$16

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$71,586	$35,796	$38,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,688	110,450	101,670
Net (gain) on sale of leasing equipment	(9,278)	(23,534)	(12,119)
Net (gain) on sale of container portfolios	(185)	(2,789)	—
Deferred income taxes	39,248	18,039	20,904
(Gain) on debt extinguishment	(14,130)	(23,772)	—
Unrealized (gain) loss on interest rate swaps	(35,152)	76,047	27,883
Amortization of deferred financing costs	1,170	1,046	903
Stock compensation charge	1,538	1,203	557
Changes in operating assets and liabilities:
Accounts receivable	687	(126)	(2,319)
Accounts payable	(792)	2,046	(328)
Accrued expenses	(5,809)	2,865	(3,205)
Income taxes payable	82	(41)	(207)
Other assets	(789)	361	169
Net equipment purchased for resale activity	(2,368)	716	(7,644)
Other, net	1,190	2,706	1,349

Net cash provided by operating activities	162,686	201,013	166,404

Cash flows from investing activities:
Purchases of leasing equipment	(30,859)	(450,902)	(334,476)
Investments in finance leases	(27,098)	(41,733)	(58,407)
Proceeds from sale of equipment leasing fleet, net of selling costs	69,473	83,956	63,006
Proceeds from sale of container portfolios	8,532	40,539	—
Cash collections on finance lease receivables, net of income earned	31,533	28,232	24,791
Other	(151)	134	92

Net cash provided by (used in) investing activities	51,430	(339,774)	(304,994)

Cash flows from financing activities:
Stock options exercised	—	45	233
Financing fees paid under debt facilities	(3,310)	(3,210)	(1,030)
Borrowings under debt facilities	104,153	452,983	565,106
Payments under debt facilities	(260,788)	(274,445)	(357,338)
Payment to extinguish debt due to repurchase	(20,650)	(24,104)	—
Proceeds received from capital leases	10,000	44,366	—
Payments under capital lease obligations	(8,274)	(7,122)	(2,649)
Purchases of treasury stock	(17,363)	(10,955)	(5,891)
Decrease (increase) in restricted cash	2,446	1,899	(3,533)
Common stock dividends paid	(1,238)	(52,534)	(47,313)

Net cash (used in) provided by financing activities	(195,024)	126,923	147,585

Net increase (decrease) in cash and cash equivalents	19,092	(11,838)	8,995
Unrestricted cash and cash equivalents, beginning of period	40,798	52,636	43,641

Unrestricted cash and cash equivalents, end of period	$59,890	$40,798	$52,636

Supplemental disclosures:
Interest paid	$66,769	$64,388	$52,425
Income taxes (refunded) paid	$(218)	$313	$262
Supplemental non-cash financing activities:
Accrued and unpaid purchases of equipment	$3,312	$27,224	$26,994
Purchases of leasing equipment financed through capital lease obligations	$—	$9,375	$9,653

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

        TAL International Group, Inc. ("TAL"or the "Company") was formed on October 26, 2004 and commenced operations on November 4, 2004, when it acquired all of the outstanding capital stock of TAL International Container Corporation ("the Acquisition").

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

Note 2 — Summary of Significant Accounting Policies

    Principles of Consolidation

        The consolidated financial statements include the accounts of the respective entities and their subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform with the current year's presentation.

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

    Concentration of Credit Risk

        The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. One customer accounted for approximately 17% of the Company's leasing revenues in 2009 and 12% in 2008. Another customer accounted for approximately 12% of the Company's

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leasing revenues in 2009, 15% in 2008 and 18% in 2007. Another customer accounted for approximately 10% of the Company's leasing revenues in 2009. No other customer exceeded 10% of leasing revenues in 2009, 2008 or 2007. For the years ended December 31, 2009, 2008, and 2007, one customer accounted for 48%, 41%, and 46%, respectively, of net investment in finance leases. For the year ended December 31, 2007 another customer accounted for 11% of net investment in finance leases.

    Net Investment in Finance Leases

        The amounts reported as net investment in finance leases are recorded at the aggregate future lease payments, including any purchase options granted to customers, less allowances for uncollectible amounts and unearned income. Allowances are provided based upon a review of the collectability of gross finance lease receivables, and considers the risk profile of the receivables, credit quality indicators such as the level of past due amounts, if any, and economic conditions. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenues.

    Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to our customers. Occasionally, the Company may also purchase used equipment with the intention of leasing such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life. The Company will continue to review its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted. If indicators of impairment are present, a determination is made as to whether the carrying value of the Company's fleet exceeds its estimated future undiscounted cash flows. Leasing equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recovered. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.

        When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates, and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimate of future undiscounted cash flows. These estimates are principally based on the Company's historical experience and management's judgment of market conditions.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Estimated useful lives and residual values have been principally determined based on the Company's historical disposal experience. The estimated useful lives and residual values for the Company's leasing equipment from the date of manufacture are as follows:

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

        The net book value of the leasing equipment by principal equipment type at December 31, 2009 and 2008 was (in thousands):

	2009	2008
Dry container units	$870,446	$999,085
Refrigerated container units	274,889	307,986
Special container units	119,075	134,868
Tank container units	33,885	32,577
Chassis	59,244	60,967

	$1,357,539	$1,535,483

        Included in the amounts above are units not on lease at December 31, 2009 and 2008 with a total net book value of $93.5 million and $146.0 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expenses in the consolidated statements of operations.

        An allowance is provided through provision for doubtful accounts based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which the Company believes it will not ultimately recover. The percentage is developed based on historical experience.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Equipment Held For Sale

        When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification No. 360 "Property, Plant and Equipment (ASC 360), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net (gain) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net (gain) on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

    Equipment Held For Resale — Trading Activity

        On an opportunistic basis, the Company purchases used equipment with markings or specifications different from its own equipment for purposes of reselling it within a short time frame for a net profit.

        Equipment purchased for resale is reported as equipment held for sale due to the short timeframe, generally less than one year, between the time the equipment is purchased and the time the equipment is sold. Due to this short expected holding period, cash flows associated with equipment held for resale are classified as operating cash flows. Equipment trading revenues represent the proceeds from the sale of this equipment, while Equipment trading expense includes the cost of equipment sold, any costs to sell such equipment, including administrative costs, and costs associated with the inventory such as storage and handling charges.

    Goodwill

        The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, "Intangibles — Goodwill and Other" (ASC 350). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the Acquisition, the Company recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2009, indicated that no impairment of goodwill existed.

    Deferred Financing Costs

        Deferred financing costs represent the fees incurred in connection with the financing of the Company's debt obligations and are amortized on a straight line basis over the estimated term of the obligations.

        Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity and are determined to be an extinguishment of debt.

    Intangibles

        As a result of the Acquisition, the Company recorded intangible assets related to the fair value of its lease relationships, which are included in other assets at December 31, 2009 and 2008. The fair value of the assets on the date of the Acquisition was $4.8 million, which is being amortized over three to seven years. Accumulated amortization was $3.8 million and $3.2 million as of December 31, 2009 and 2008, respectively. Estimated amortization for each of the next two years will be approximately $0.6 million and $0.4 million, respectively.

        In October 2007 and May 2008, as the result of a purchase of managed containers, the Company recorded intangible assets related to the fair value of the lease relationships, which are included in other assets at December 31, 2009 and 2008. The fair value of the assets on the date of purchase was $4.1 million, which is being amortized over one to seven years. Accumulated amortization was $3.2 million and $1.9 million as of December 31, 2009 and 2008, respectively. Estimated amortization for each of the next four years will be approximately $0.5 million, $0.2 million, $0.1 million and $0.1 million, respectively.

    Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other assets approximated fair value at December 31, 2009 and 2008.

        The interest rates charged on the majority of the Company's various credit facilities are based on variable interest rates. The Company estimates that at December 31, 2009 and December 31, 2008, the carrying value of the Company's debt instruments was approximately $116.4 and $52.6 million higher, respectively, than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company's estimate of current market interest rate spreads at that time.

    Revenue Recognition

    Operating Leases with Customers

        The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received.

        In accordance with FASB Accounting Standards Codification No. 605 "Revenue Recognition"(ASC 605), the Company recognizes billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, the Company is responsible for fulfillment of the services, supplier selection and service specifications, and has ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.

    Finance Leases with Customers

        The Company enters into finance leases as lessor for some of the equipment in the Company's fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Financing leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option to purchase the equipment at the end of the lease term.

    Equipment Trading Revenues and Expense

        Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of operations.

    Management Fee Income

        The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. We collect amounts billed and pay operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2009 and December 31, 2008, approximately $3.6 million and $4.6 million, respectively, was reflected in accounts payable and other accrued expenses, which represents unpaid net earnings owed to third party owners of managed equipment.

    Other Revenues

        Other revenues principally include fee income for third party positioning of equipment.

    Direct Operating Expenses

        Direct operating expenses are directly related to the Company's equipment under and available for lease. These expenses primarily consist of the Company's costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease and to inspect newly

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufactured equipment. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

    Derivative Instruments

        The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings and its foreign currency rate exposure. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815 "Derivatives and Hedging" (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities. Effective April 12, 2006, the Company de-designated its existing hedging agreements (see Note 4).

    Income Taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense(see Note 10).

    Foreign Currency Translation and Remeasurement

        The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's UK subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive income.

        The Company also has certain cash accounts and certain finance lease receivables that are denominated in a currency other than the functional currency of the Company. These assets are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at rates of exchange in effect at that date.

    Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification No. 718 "Compensation — Stock Compensation" (ASC 718) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

    Comprehensive Income

        Comprehensive income includes net income, unrealized gains and losses and related amortization, net of income taxes on derivative instruments designated as cash flow hedges and foreign currency translation adjustments. No other elements of comprehensive income exist.

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

Note 3 — Debt

        Debt consisted of the following (amounts in thousands):

	December 31, 2009	December 31, 2008
Asset backed securitization (ABS)
Term notes — Series 2006-1	$357,833	$451,000
Term notes — Series 2005-1	342,361	389,583
2008 Asset backed credit facility	209,500	225,000
2009 Asset backed credit facility	50,000	—
Revolving credit facility	—	100,000
Finance lease facility	38,505	47,406
2007 Term loan facility	26,688	33,658
2009 Term loan facilities	32,175	—
Port equipment facility	10,547	12,326
Capital lease obligations	93,689	92,063

Total	$1,161,298	$1,351,036

        Debt maturities (excluding capital lease obligations) amounts in thousands:

Fiscal years ending December 31,
2010	$156,446
2011	142,822
2012	146,225
2013	145,258
2014	161,749
2015 and thereafter	315,109

Total	$1,067,609

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Interest rates on the majority of the Company's debt obligations are based on floating rate indices (such as LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on its long-term borrowings by entering into interest rate swap contracts.

    Asset Backed Securitization

        On April 12, 2006, TAL Advantage I LLC, a special purpose entity (the "SPE") which is a wholly-owned consolidated subsidiary of the Company, whose primary business activity is to issue asset backed notes issued two series of floating rate secured notes under its Asset Backed Securitization ("ABS") program designed to reduce borrowing costs and enhance financing resources for the Company's container fleet. Included in the issuance was $680.0 million of floating rate secured term notes (the "Term Notes Series 2006-1"). The Term Notes Series 2006-1 amortize in equal monthly installments and have a final maturity of April 2021. At December 31, 2009, the outstanding balance under the Term Notes Series 2006-1 was $357.8 million. The 2009 weighted average interest rate on the Term Notes Series 2006-1 was 0.8%. At December 31, 2008, the outstanding balance under the Term Notes Series 2006-1 was $451.0 million and the 2008 weighted average interest rate was 3.4%.

        During the second quarter of 2009, the Company repurchased approximately $35.0 million of the Term Notes Series 2006-1 and recorded a gain on debt extinguishment of $14.1 million, net of the write-off of deferred financing costs of $0.2 million.

        During the fourth quarter of 2008, the Company repurchased approximately $48.2 million of the Term Notes Series 2006-1 and recorded a gain on debt extinguishment of $23.8 million, net of the write-off of deferred financing costs of $0.3 million.

        On April 12, 2006, the SPE entered into a floating rate revolving facility (the "Term Notes Series 2005-1") under the ABS program. The Term Notes Series 2005-1 had a two year revolving period that preceded the term period in which the outstanding balance amortizes in equal monthly installments over nine years. At December 31, 2009, the outstanding balance under the Term Notes Series 2005-1 was $342.4 million and the 2009 weighted average interest rate was 1.3%. At December 31, 2008, the outstanding balance under the Term Notes Series 2005-1 was $389.6 million and the 2008 weighted average interest rate was 3.8%.

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

    2008 Asset Backed Credit Facility

        On March 27, 2008, TAL Advantage II, LLC, an indirect wholly-owned subsidiary of TAL International Group, Inc., entered into an Asset Backed Credit Facility. TAL has guaranteed the obligations of TAL Advantage II, LLC under the facility. The borrowing capacity under the 2008 Asset Backed Credit Facility is $225 million and the revolving credit period is through June 30, 2010, on which date the facility will convert to a term loan and amortize in equal monthly installments through June 2018. The interest rate margin will increase by 75 basis points when converted to a term loan. At December 31, 2009, the outstanding balance under the 2008 Asset Backed Credit Facility was

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$209.5 million and the 2009 weighted average rate was 1.8%. At December 31, 2008, the outstanding balance under the 2008 Asset Backed Credit Facility was $225.0 million and the weighted average interest rate was 4.4% for the period from March 27, 2008 — December 31, 2008.

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

    2009 Asset Backed Credit Facility

        On October 26, 2009, TAL Advantage III, LLC, an indirect wholly-owned subsidiary of TAL International Group, Inc. entered into a $75 million Asset Backed Credit Facility, which was increased to $100 million on December 21, 2009. The facility initially has a 24 month revolving credit period, commencing on the date of the facility, followed by a four year term period. The term notes amortize on a level basis over the four year period to 60% of the outstanding balance. The interest rate margin will increase by 150 basis points when converted to a term loan.

        At December 31, 2009, the outstanding balance under the 2009 Asset Backed Credit Facility was $50.0 million and the weighted average interest rate was 4.5% for the period from October 26, 2009 — December 31, 2009.

        The borrowing capacity under the 2009 Asset Backed Credit Facility is determined by applying the advance rate of 75% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 60 days. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Under the 2009 Asset backed Credit Facility, the borrower is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

    Revolving Credit Facility

        On August 15, 2007, the Company entered into a Revolving Credit Facility. The borrowing capacity under the Revolving Credit Facility is $100.0 million, which matures on August 15, 2012. The outstanding balance under the facility was $0 at December 31, 2009 and $100.0 million at December 31, 2008. The weighted average interest rate on the Revolving Credit Facility was 1.2% for the year ended December 31, 2009 and 3.8% for the year ended December 31, 2008. The Company is required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

Finance Lease Facility

        On July 31, 2006, the Company entered into a credit facility to support the growth of its finance lease business (the "Finance Lease Facility"). The Company's borrowing capacity under this facility is based upon a 90% advance rate on the net present values of finance lease receivables on certain containers. The Finance Lease Facility had a two year revolving period that preceded a 10 year term in which the outstanding balance, as of the term conversion date, amortizes in monthly installments. The outstanding balance under the facility was $38.5 million at December 31, 2009 and $47.4 million at December 31, 2008. The weighted average interest rate on the Finance Lease Facility was 1.3% for the year ended December 31, 2009 and 3.9% for the year ended December 31, 2008. The borrowing

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity under the Finance Lease Facility is determined by applying the advance rate of 90% against the lesser of the original equipment cost or the net present value of the minimum lease payments discounted using the facility rate at the time of borrowing.

    2007 Term Loan Facility

        On November 19, 2007, the Company entered into a three year term loan (the "2007 Term Loan"), which is secured by approximately 57,000 TEU of previously managed dry and special containers that the Company purchased on October 1, 2007. The final maturity date of the loan is November 19, 2010. The outstanding balance under the facility was $26.7 million at December 31, 2009 and $33.7 million at December 31, 2008. The weighted average interest rate on the 2007 Term Loan was 1.4% for the year ended December 31, 2009 and 3.5% for the year ended December 31, 2008. The borrowing capacity under the 2007 Term Loan is determined by applying the advance rate of 80% against the net book values of designated eligible containers plus accounts receivable for sold containers not outstanding more than 90 days. The net book value for purposes of the borrowing base calculation is the equipment acquisition cost depreciated at an annual rate of 8%.

    2009 Term Loan Facilities

        On July 31, 2009, the Company entered into a $7.5 million term loan which is secured by certain containers on lease to a single customer. The loan amortizes over six years, with 71 monthly installments and a final installment payment due on August 1, 2015. The interest rate on the term loan is a fixed rate of 6.95%. The outstanding balance under the facility was $7.2 million at December 31, 2009.

        On December 24, 2009, the Company entered into a $25 million term loan which is secured by certain containers on lease to various customers. The loan amortizes over five years, with 19 quarterly installments and a final installment payment due on December 24, 2014. The weighted average interest rate on the term loan in December 2009 was 6.0%. The outstanding balance under the facility was $25.0 million at December 31, 2009.

    Port Equipment Facility

        On December 28, 2006, the Company entered into a Euro denominated credit facility to support its financing of port equipment (the "Port Equipment Facility"). The Port Equipment Facility has an eight year term, which amortizes on a monthly basis. The outstanding balance under the facility was $10.5 million (Euro 7.4 million) at December 31, 2009 and $12.3 million (Euro 8.8 million) at December 31, 2008. The weighted average interest rate on the Port Equipment Facility was 2.0% for the year ended December 31, 2009 and 5.3% for the year ended December 31, 2008.

    Capital Lease Obligations

        The Company has entered into a series of capital leases with various financial institutions to finance the purchase of chassis. The lease agreements are structured as ten year Terminal Rental Adjustment Clause ("TRAC") leases with purchase options at the end of the lease terms equal to the TRAC amount as defined in each lease. The TRAC payment is a stated amount that represents a percentage of the lessor's cost of the equipment and is included in the minimum lease payments. The minimum lease payments are amortized over the lease term based on the interest method to produce a constant periodic rate of interest on the remaining balance of the obligation. For income tax purposes, these leases are treated as operating leases.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In August 2008 and December 2008, the Company entered into sale-leaseback transactions for approximately 12,500 and 2,250 of new containers for net proceeds of $33.9 million and $10.5 million, respectively. The leases were accounted for as capital leases with interest expense recognized on a level yield basis over seven years, at which point there are early purchase options. As the estimated fair value of the assets sold exceeded their carrying value, in the August 2008 transaction, the excess of the carrying value over the proceeds resulted in a loss of $0.4 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years. The December 2008 transaction resulted in a gain of $0.7 million, which was deferred and will be recognized over the estimated life of the leased assets, which is twelve years.

        In March 2009, the Company entered into a sale-leaseback transaction for approximately 2,800 containers for net proceeds of $10.0 million. The lease was accounted for as a capital lease with interest expense recognized on a level yield basis over five years, at which point there is an early purchase option.

        The weighted average interest rate for these leases as of December 31, 2009 and 2008 was 4.7% and 4.6%, respectively. The total lease obligation was $93.7 million as of December 31, 2009, and was $92.1 million as of December 31, 2008.

        At December 31, 2009, future lease payments under these capital leases are as follows (in thousands):

2010	$12,726
2011	12,997
2012	13,162
2013	11,181
2014	14,190
2015 and thereafter	50,610

114,866
Less: amount representing interest	(21,177)

Capital lease obligation	$93,689

Note 4 — Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company's exposure to interest rate risk by converting its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of TAL Advantage I LLC, TAL Advantage II LLC and TAL Advantage III LLC are pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of TAL International Group, Inc. are pledged as collateral for the Revolving Credit Facility and the amounts payable under certain interest rate swap agreements.

        As of December 31, 2009, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at December 31, 2009	Weighted Average Fixed Leg Interest Rate at December 31, 2009	Weighted Average Remaining Term
$1,183 million	4.17%	3.5 years

        Prior to April 12, 2006, the Company had designated all existing interest rate swap contracts as cash flow hedges, in accordance with FASB ASC 815. On April 12, 2006, the Company de-designated its existing interest rate swap contracts, and the balance reflected in accumulated other comprehensive income due to changes in the fair value of the existing interest rate swap contracts was $7.5 million. This amount is being recognized in income as unrealized (gain) loss on interest rate swaps using the interest method over the remaining life of the contracts. As of December 31, 2009, the unamortized pre-tax balance of the change in fair value reflected in accumulated other comprehensive income was approximately $1.2 million. The amount of other comprehensive income which will be amortized to income over the next 12 months is approximately $0.7 million. Amounts recorded in accumulated other comprehensive income would be reclassified into earnings upon termination of these interest rate swap contracts prior to their contractual maturity. All interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under ASC 815, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized (gains)/ losses on interest rate swaps.

        Under the criteria established by FASB Accounting Standards Codification No.820 "Fair Value Measurements and Disclosures" (ASC 820) the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 6.0 million Euros and receive approximately $9.1 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

        Under the criteria established by ASC 820, the fair value measurement of the foreign currency rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments
$ in Millions

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Fair value of derivative instruments	$2.2	Fair value of derivative instruments	$—	Fair value of derivative instruments	$61.8	Fair value of derivative instruments	$95.2
Foreign exchange contracts	Fair value of derivative instruments	$0.5	Fair value of derivative instruments	$1.0	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total Derivatives		$2.7		$1.0		$61.8		$95.2

Derivatives Not Designated as Hedging Instruments
Effect of Derivative Instruments on Statement of Operations
$ in Millions

		Amount of (Gain) / Loss Recognized in Income on Derivatives
		Years ended December 31,
	Location of (Gain) / Loss Recognized in Income on Derivatives
Derivative Instrument		2009	2008	2007
Interest rate contracts	Unrealized (gain) loss on interest rate swaps	$(35.2)	$76.0	$27.9
Foreign exchange contracts	Administrative Expense	0.5	(1.0)	—

Total		$(34.7)	$75.0	$27.9

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2009	December 31, 2008
Gross finance lease receivables(1)	$269,654	$267,954
Allowance on gross finance lease receivables(2)	(1,618)	(1,420)

Gross finance lease receivables, net of allowance	268,036	266,534
Unearned income(3)	(68,047)	(70,044)

Net investment in finance leases	$199,989	$196,490

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $8.0 million and $9.8 million of unguaranteed residual value at December 31, 2009 and 2008, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2009 and 2008.

(2)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. As of December 31, 2009 and December 31, 2008, the Company had estimated that $1.6 million and $1.4 million, respectively, on the outstanding balance was necessary based on its analysis. In addition, the finance lease portfolio had incurred minimal losses since its inception in 2002 through December 31, 2007.

(3)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2009 and 2008.

        Contractual maturities of the Company's gross finance lease receivables subsequent to December 31, 2009 are as follows (in thousands):

2010	$51,303
2011	48,122
2012	44,601
2013	39,412
2014	30,249
2015 and thereafter	55,967

$269,654

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share of the Company for the years ended December 31, 2009, 2008 and 2007 (in thousands, except share data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$71,586	$35,796	$38,791

Denominator:
Weighted average shares outstanding for basic earnings per share	31,021,339	32,572,901	33,183,252
Dilutive stock options	50,926	120,419	186,706

Weighted average shares for diluted earnings per share	31,072,265	32,693,320	33,369,958

Earnings per share: — Basic	$2.31	$1.10	$1.17

Earnings per share — Diluted	$2.30	$1.09	$1.16

        For the years ended December 31, 2009 and 2008, options to purchase shares of common stock of 597,191 and 18,000, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. For the years ended December 31, 2009 and 2007, restricted stock shares of 61,500 and 5,000, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 7 — Capital Stock and Stock Options

    Dividends

        We paid the following quarterly dividends during the year ended December 31, 2009 and 2008 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01
November 19, 2008	December 10, 2008	$13.4 million	$0.4125
August 21, 2008	September 12, 2008	$13.5 million	$0.4125
May 22, 2008	June 12, 2008	$13.4 million	$0.4125
March 20, 2008	April 10, 2008	$12.2 million	$0.3750

    Treasury Stock

        On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company's common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company repurchased the following amounts of Treasury shares:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$10.9 million
2007	276,029	$6.3 million

        A total of 990,829 shares may yet be repurchased under the stock repurchase program.

    Stock Options

    2005 Management Omnibus Incentive Plan

        In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the "2005 Plan"), which provided for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan.

        In October 2005, the board of directors approved the grant of options under the 2005 Plan to purchase an aggregate of 612,195 shares of the Company's common stock upon consummation of the IPO with an exercise price equal to the IPO price of the common stock, a vesting period of four years, and a contractual life of ten years. All 612,195 options granted on the IPO date became fully vested as of December 30, 2005, the date their acceleration was approved by the Compensation Committee of the Company's board of directors. The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R). The future compensation expense that was not incurred, based on the Company's implementation date for SFAS No. 123(R) of January 1, 2006, was approximately $1.8 million per year in 2007 and 2008, and $1.5 million in 2009.

        During the year ended December 31, 2006, options to purchase 21,000 shares were granted at exercise prices equal to fair market values of the stock as of the grant date, with exercise prices ranging from $21.99 to $24.69 per share. These options vest ratably over four years, and have a contractual life of ten years. Approximately $22,000, $22,000 and $18,000 of compensation cost is reflected in administrative expense in the Company's statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively, as a result of 21,000 new options granted during 2006 (of which 3,000 options were cancelled in 2007). Total unrecognized compensation cost of approximately $12,000 as of December 31, 2009 related to options granted during 2006 will be recognized over the remaining vesting period of approximately 0.5 years. The weighted-average fair value of options granted during 2006 was $4.88.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options: expected volatility of 28%, expected term of 6.5 years, expected annual dividends of $0.80, and risk-free rates of 4.73% — 4.82%.

        Cash received from employee exercises of stock options during 2009, 2008 and 2007 was approximately $0, $45,000 and $233,000, respectively. TAL did not recognize any tax benefits associated with these exercises, as the options represent "qualified" options for U.S. income tax purposes, which do not statutorily result in a tax deduction upon exercise.

        In addition, approximately $103,000 of compensation cost is reflected in administrative expense in 2009 related to a stock option modification related to a previously vested option grant.

        Stock option activity under the Plans from January 1, 2009 to December 31, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000's
Outstanding January 1, 2009	612,692	$18.16	6.8
Granted	—
Exercised	—
Canceled	(15,501)	$18.00		$—

Outstanding: December 31, 2009	597,191	$18.17	5.8	$—

Exercisable: December 31, 2009	592,691	$18.13	5.8	$—

    Restricted Stock

        Approximately $1.4 million, $1.2 million and $0.5 million of compensation cost is reflected in administrative expense in the Company's statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively, as a result of the restricted shares granted during 2009 and 2007. Total unrecognized compensation cost of approximately $1.1 million as of December 31, 2009 related to restricted shares granted during 2009 and 2007 will be recognized over a weighted average vesting period of approximately 1.2 years.

        Restricted stock activity January 1, 2009 to December 31, 2009 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2009	127,000	$24.59
Granted	108,000	9.57
Vested	(21,000)	16.81
Forfeited	(1,750)	18.16

Nonvested at December 31, 2009	212,250	17.77

Note 8 — Segment and Geographic Information

    Industry Segment Information

        The Company's operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The following tables show segment information for the years ended December 31, 2009, 2008 and 2007, and the consolidated totals reported (dollars in thousands):

2009	Equipment Leasing	Equipment Trading	Totals
Total revenues	$311,875	$40,662	$352,537
Equipment trading expenses	—	37,538	37,538
Depreciation and amortization	115,429	259	115,688
Net (gain) on sale of equipment	(9,278)	—	(9,278)
Interest and debt expense	68,004	803	68,807
Income before income taxes(1)	60,691	881	61,572
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,782,002	18,976	1,800,978
Purchases of leasing equipment(2)	30,859	—	30,859
Investments in finance leases(2)	27,098	—	27,098

(1)
Segment income before taxes excludes unrealized gains on interest rate swaps of $35,152 and gain on debt extinguishment of $14,130.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

2008	Equipment Leasing	Equipment Trading	Totals
Total revenues	$324,083	$95,909	$419,992
Equipment trading expenses	—	84,216	84,216
Depreciation and amortization	110,400	50	110,450
Net (gain) on sale of equipment	(23,534)	—	(23,534)
Interest and debt expense	63,797	1,186	64,983
Income before income taxes(3)	98,724	8,414	107,138
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,936,111	19,387	1,955,498
Purchases of leasing equipment(4)	450,902	—	450,902
Investments in finance leases(4)	41,733	—	41,733

(3)
Segment income before taxes excludes unrealized losses on interest rate swaps of $76,047 and gain on debt extinguishment of $23,772.

(4)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

2007	Equipment Leasing	Equipment Trading	Totals
Total revenues	$293,062	$50,203	$343,265
Equipment trading expenses	—	43,920	43,920
Depreciation and amortization	101,670	—	101,670
Net (gain) on sale of equipment	(12,119)	—	(12,119)
Interest and debt expense	51,656	473	52,129
Income before income taxes(5)	83,753	4,521	88,274
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,682,045	23,842	1,705,887
Purchases of leasing equipment(6)	334,476	—	334,476
Investments in finance leases(6)	58,407	—	58,407

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

    Geographic Segment Information

        The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenues from international containers which are deployed by its customers around the world. Substantially all of the Company's leasing related revenues are

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers' primary domicile (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total revenues:
United States of America	$32,781	$45,917	$33,830
Asia	140,263	190,900	162,605
Europe	154,906	148,828	120,804
Other international	24,587	34,347	26,026

Total	$352,537	$419,992	$343,265

        As the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9 — Net (Gain) on Sale of Leasing Equipment

        The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Impairment loss on equipment held for sale	$1,598	$849	$1,483
(Gain) on sale of equipment — net of selling costs	(10,876)	(24,383)	(13,602)

Net (gain) on sale of leasing equipment	$(9,278)	$(23,534)	$(12,119)

Note 10 — Income Taxes

        The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current taxes:
Federal	$—	$223	$—
State	—	—	—
Foreign	—	(18)	78

	—	205	78

Deferred taxes:
Federal	39,007	19,113	20,727
State	355	(285)	599
Foreign	(94)	34	196

	39,268	18,862	21,522

Total	$39,268	$19,067	$21,600

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Federal income taxes at statutory rate	$38,799	$19,203	$21,137
State income taxes (net of federal income tax benefit)	363	214	389
Reversal of deferred state tax liabilities (net of federal income tax expense)	(133)	(400)	—
Other/effect of permanent differences	239	50	74

	$39,268	$19,067	$21,600

        Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$65,877	$33,593
Allowance for losses	1,179	1,870
Derivative instruments	21,522	33,692
Deferred income	3,816	6,516
Accrued liabilities & other	1,238	5,267

	93,632	80,938

Deferred income tax liabilities:
Accelerated depreciation	198,877	148,645
Goodwill amortization	7,650	5,858

	206,527	154,503

Net deferred income tax liability	$112,895	$73,565

        The Company has U.S. Federal net operating loss carryforwards of approximately $186 million at December 31, 2009. These losses will expire in 2025 through 2029. The Company expects to fully apply these losses to the future taxable income that will be generated through the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carry forwards are currently subject to Section 382 limitations.

        It is the Company's policy to permanently reinvest its foreign earnings. U.S. income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiary. As of December 31, 2009 the cumulative undistributed earnings were approximately $1.7 million.

        In accordance with the requirement to determine if the Company has any unrecognized tax benefits, which was implemented in 2007, the Company evaluated all tax positions and determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company's consolidated results of operations and financial position. At

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2009 and at December 31, 2009 the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. In addition, there is no impact to the effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2004 through 2009 tax years remain subject to examination by major tax jurisdictions.

Note 11 — Savings Plan

        The Company's employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2009, 2008 and 2007 were approximately $0.3 million.

Note 12 — Rental Income Under Operating Leases

        The following are the minimum future rentals at December 31, 2009 due TAL under non-cancelable operating leases of the Company's equipment (in thousands):

2010	$164,063
2011	129,320
2012	105,566
2013	86,084
2014	64,897
2015 and thereafter	107,898

$657,828

        Minimum lease revenues are recognized on a straight line basis over the lease term or, absent a specified lease term, estimated on hire period, inclusive of any free or reduced rent periods.

Note 13 — Commitments and Contingencies

    Lease Commitments

        The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company's operations. Total rent expense was approximately $2.3 million, $2.4 million, and $2.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Future minimum rental commitments under non-cancelable operating leases at December 31, 2009 were as follows (in thousands):

2010	$2,696
2011	2,027
2012	823
2013	35
2014	3

$5,584

        At December 31, 2009 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2010	$430
2011	430
2012	179

$1,039

    Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At December 31, 2009, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

    Purchase Commitments

        At December 31, 2009, the Company had commitments to purchase equipment in the amount of $88.1 million payable in 2010.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Indemnities

        The Revolving Credit Facility, the Asset Backed Securitization Program and the Asset Backed Credit Facilities contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company's debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

Note 14 — Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2009:
Total revenues	$100,155	$90,059	$82,916	$79,407
Net income(1)	$16,616	$35,777	$3,176	$16,017
Net income per basic common share	$0.52	$1.15	$0.10	$0.53
Net income per diluted common share	$0.52	$1.15	$0.10	$0.52
2008:
Total revenues	$101,098	$103,158	$107,687	$108,049
Net(loss) income(2)	$(3,793)	$40,318	$14,534	$(15,263)
Net (loss) income per basic common share	$(0.12)	$1.24	$0.45	$(0.47)
Net (loss) income per diluted common share	$(0.12)	$1.23	$0.44	$(0.47)

(1)
2009 net income reflects unrealized gains on interest rate swaps of $5,063 ($3,261 on an after-tax basis), $24,455 ($15,749 on an after-tax basis), and $12,569 ($8,114 on an after-tax basis) in the first, second and fourth quarters of 2009, respectively. Unrealized losses of $6,935 ($4,466 on an after-tax basis) are reflected in the third quarter of 2009. Gain on extinguishment of debt of $14,130 ($9,099 on an after-tax basis) is reflected in the second quarter of 2009.

(2)
2008 net income reflects unrealized losses on interest rate swaps of $31,745 ($20,487 on an after-tax basis), and $72,774 ($46,957 on an after-tax basis) in the first and fourth quarters of 2008, respectively. Unrealized gains on interest rate swaps of $35,843 ($23,132 on an after-tax basis) are reflected in the second quarter of 2008. Gain on extinguishment of debt of $23,772 ($15,339 on an after-tax basis) is reflected in the fourth quarter of 2008.

Note 15 — Foreign Currency Activities

        The Company recorded $0.2 million of unrealized foreign currency exchange losses in the year ended December 31, 2009 and $1.1 million of unrealized foreign currency exchange losses in the year ended December 31, 2008, which resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Subsequent Events

Amendment to 2009 Asset Backed Credit Facility

        On February 16, 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its 2009 Asset Backed Credit Facility from $100 million to $150 million.

Quarterly Dividend

        On February 22, 2010, the Company's Board of Directors approved and declared a $0.25 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 11, 2010 to shareholders of record at the close of business on March 25, 2010.

SCHEDULE II

TAL International Group, Inc.

Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007
(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease — Allowance for doubtful accounts:
For the year ended December 31, 2009	$1,420	$(1,517)	$1,713	$2	$1,618
For the year ended December 31, 2008	$—	$4,117	$(2,700)	$3	$1,420
For the year ended December 31, 2007	$—	$—	$—	$—	$—
Accounts Receivable — Allowance for doubtful accounts:
For the year ended December 31, 2009	$807	$398	$(437)	$(11)	$757
For the year ended December 31, 2008	$961	$329	$(471)	$(12)	$807
For the year ended December 31, 2007	$266	$700	$(3)	$(2)	$961
Allowance for equipment loss:
For the year ended December 31, 2009	$316	$1,664	$(929)	$—	$1,051
For the year ended December 31, 2008	$92	$432	$(208)	$—	$316
For the year ended December 31, 2007	$17	$92	$(17)	$—	$92

(a)
Primarily relates to the effect of foreign currency translation.

S-1