Form 10-Q
period 2010-03-31
TAL International Group, Inc.
filed 2010-05-07
CIK 1331745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☑

        As of April 30, 2010, there were 30,709,104 shares of the Registrant's common stock, $.001 par value outstanding.

TAL International Group, Inc.

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

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 1, 2010, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2010 (unaudited) and December 31, 2009 and for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 1, 2010, from which the accompanying December 31, 2009 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $440,720 and $420,517	$1,452,208	$1,357,539
Net investment in finance leases, net of allowances of $1,566 and $1,618	193,011	199,989
Equipment held for sale	42,989	46,291

Revenue earning assets	1,688,208	1,603,819
Cash and cash equivalents (including restricted cash of $14,075 and $13,714)	56,173	73,604
Accounts receivable, net of allowances of $680 and $757	38,871	33,086
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $5,199 and $5,142	932	972
Goodwill	71,898	71,898
Deferred financing costs	9,014	8,882
Other assets	5,500	6,043
Fair value of derivative instruments	1,931	2,674

Total assets	$1,872,527	$1,800,978

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$69,858	$3,312
Fair value of derivative instruments	67,635	61,799
Accounts payable and other accrued expenses	37,659	42,845
Net deferred income tax liability	116,326	112,895
Debt	1,164,102	1,161,298

Total liabilities	1,455,580	1,382,149
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,720,066 and 33,592,066 shares issued respectively	33	33
Treasury stock, at cost, 3,010,962 and 3,009,171 shares, respectively	(37,512)	(37,489)
Additional paid-in capital	398,416	398,016
Accumulated earnings	56,473	58,253
Accumulated other comprehensive (loss) income	(463)	16

Total stockholders' equity	416,947	418,829

Total liabilities and stockholders' equity	$1,872,527	$1,800,978

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$67,993	$78,047
Finance leases	4,870	5,055

Total leasing revenues	72,863	83,102
Equipment trading revenue	5,738	16,088
Management fee income	768	669
Other revenues	229	296

Total revenues	79,598	100,155

Operating expenses (income):
Equipment trading expenses	5,178	14,775
Direct operating expenses	8,180	9,825
Administrative expenses	10,555	11,622
Depreciation and amortization	26,966	29,109
(Reversal) provision for doubtful accounts	(68)	321
Net (gain) on sale of leasing equipment	(4,468)	(3,596)

Total operating expenses	46,343	62,056

Operating income	33,255	38,099
Other expenses (income):
Interest and debt expense	17,042	17,361
Unrealized loss (gain) on interest rate swaps	6,784	(5,063)

Total other expenses	23,826	12,298

Income before income taxes	9,429	25,801
Income tax expense	3,530	9,185

Net income	$5,899	$16,616

Net income per common share — Basic	$0.19	$0.52

Net income per common share — Diluted	$0.19	$0.52

Weighted average number of common shares outstanding — Basic	30,429	31,970
Weighted average number of common shares outstanding — Diluted	30,534	31,981
Cash dividends paid per common share	$0.25	$0.01

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$5,899	$16,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,966	29,109
Amortization of deferred financing costs	369	288
Net (gain) on sale of leasing equipment	(4,468)	(3,596)
Unrealized loss (gain) on interest rate swaps	6,784	(5,063)
Deferred income taxes	3,444	9,149
Stock compensation charge	400	287
Equipment purchased for resale	(2,081)	2,863
Changes in operating assets and liabilities	(13,500)	6,443

Net cash provided by operating activities	23,813	56,096

Cash flows from investing activities:
Purchases of leasing equipment	(61,990)	(24,383)
Investments in finance leases	(330)	(17,902)
Proceeds from sale of equipment , net of selling costs	17,483	16,291
Cash collections on finance lease receivables, net of income earned	8,357	7,410
Other	(27)	(83)

Net cash used in investing activities	(36,507)	(18,667)

Cash flows from financing activities:
Common stock dividends paid	(7,609)	(320)
Purchases of treasury stock	(23)	(8,179)
Financing fees paid under debt facilities	(501)	—
Borrowings under debt facilities	71,500	—
Payments under debt facilities	(62,397)	(31,289)
Payments under capital lease obligations	(5,707)	(5,807)
(Increase) decrease in restricted cash	(361)	980

Net cash used in financing activities	(5,098)	(44,615)

Net decrease in cash and cash equivalents	(17,792)	(7,186)
Unrestricted cash and cash equivalents, beginning of period	59,890	40,798

Unrestricted cash and cash equivalents, end of period	$42,098	$33,612

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$69,858	$5,810

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

        The Company leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

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

C.    Recently Issued Accounting Pronouncements

        The FASB has issued Accounting Standards Update No. 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

        The Company adopted the provisions of ASU 2010-06 effective January 1, 2010, and it did not impact the consolidated financial results as it is disclosure-only in nature. Refer to Note 6 for more information.

Note 2 — Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other financial assets approximated fair value at March 31, 2010.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The interest rates charged on the majority of the Company's various credit facilities are based on variable interest rates. The Company estimates that at March 31, 2010 the carrying value of the Company's debt instruments was approximately $108.5 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company's estimate of market interest spreads at March 31, 2010.

Note 3 — Dividends

        The Company paid the following quarterly dividends during the quarter ended March 31, 2010 and 2009 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 11, 2010	March 25, 2010	$7.6 million	$0.25
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Note 4 — Stock-Based Compensation Plans

        The Company records compensation cost relating to share-based payment transactions in accordance with FASB Accounting Standards Codification No. 718 (ASC 718) Compensation — Stock Compensation. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        The following compensation costs were reported in administrative expenses in the Company's statements of operations related to the Company's stock-based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2007, 2009 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	$5	$5
Restricted stock	395	282

Total	$400	$287

        Total unrecognized compensation cost related to 18,000 remaining options granted during the year ended December 31, 2006 of approximately $6,500 as of March 31, 2010 will be recognized over the remaining vesting period of approximately three months.

        Total unrecognized compensation cost of approximately $2.7 million as of March 31, 2010 related to 277,750 restricted shares granted during 2007, 2009 and 2010 will be recognized over the remaining weighted average vesting period of approximately 2.0 years.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Debt

        Debt consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Asset backed securitization (ABS)
Term notes — Series 2006-1	$343,708	$357,833
Term notes — Series 2005-1	330,556	342,361
2008 Asset backed credit facility	185,500	209,500
2009 Asset backed credit facility	50,000	50,000
Revolving credit facility	63,500	—
Finance lease facility	36,474	38,505
2007 Term loan facility	25,413	26,688
2009 Term loan facilities	31,515	32,175
Port equipment facility	9,453	10,547
Capital lease obligations	87,983	93,689

Total	$1,164,102	$1,161,298

2009 Asset Backed Credit Facility

        On February 16, 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its asset backed credit facility from $100 million to $150 million.

Note 6 — Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of TAL Advantage I LLC, TAL Advantage II LLC and TAL Advantage III LLC are pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of TAL International Group, Inc. are pledged as collateral for the Revolving Credit Facility and the amounts payable under certain interest rate swap agreements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of March 31, 2010, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2010	Weighted Average Fixed Leg Interest Rate at March 31, 2010	Weighted Average Remaining Term
$1,156 million	4.18%	3.3 years

        All interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized (gains)/ losses on interest rate swaps. Prior to April 12, 2006, the Company had designated all existing swap contracts as cash flow hedges and then de-designated these contracts on April 12, 2006. As of March 31, 2010, the unamortized pre tax balance reflected in accumulated other comprehensive income (loss) of these previously designated swap contracts was approximately $1.0 million, of which $0.7 million will be amortized to income over the next 12 months.

        Under the criteria established by FASB Accounting Standards Codification No. 820 (ASC 820) Fair Value Measurements and Disclosures, the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

        The Company has elected to use the income approach to value the interest rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts through three years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash rates in the very short term, LIBOR swap rates from four years and beyond , basis swap adjustments, and credit risk at commonly quoted intervals).

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 5.7 million Euros and receive approximately $8.7 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Under the criteria established by ASC 820, the fair value measurement of the foreign currency rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

        The Company has elected to use the income approach to value the foreign currency rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the forward valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically spot currency rates) and inputs other than quoted prices that are observable for the asset or liability (specifically forward currency points, LIBOR cash and swap rates, and credit risk at commonly quoted intervals).

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under ASC 815
$ in Millions

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Fair Value of Derivative Instruments	$1.1	Fair Value of Derivative Instruments	$2.2	Fair Value of Derivative Instruments	$67.6	Fair Value of Derivative Instruments	$61.8
Foreign exchange contracts	Fair Value of Derivative Instruments	$0.8	Fair Value of Derivative Instruments	$0.5	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$—

Total Derivatives		$1.9		$2.7		$67.6		$61.8

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedging Instruments Under ASC 815
Effect of Derivative Instruments on Statement of Operations
$ in Millions

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2010	2009
Interest rate contracts	Unrealized loss (gain) on interest rate swaps	$6.8	$(5.1)
Foreign exchange contracts	Administrative Expenses	$(0.4)	$(0.2)

Total		$6.4	$(5.3)

Note 7 — Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except earnings per share):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$5,899	$16,616

Denominator:
Weighted average shares outstanding for basic earnings per share	30,429	31,970
Dilutive stock options	105	11

Weighted average shares for diluted earnings per share	30,534	31,981

Earnings per share:
Basic	$0.19	$0.52

Diluted	$0.19	$0.52

        For the quarters ended March 31, 2010 and 2009, options to purchase shares of common stock and restricted stock shares of 597,191 and 683,692, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  •
  Equipment trading — the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment. Included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off.

        The following tables show segment information for the three months ended March 31, 2010 and March 31, 2009, and the consolidated totals reported (dollars in thousands):

2010	Equipment Leasing	Equipment Trading	Totals
Total revenues	$73,196	$6,402	$79,598
Equipment trading expenses	—	5,178	5,178
Depreciation and amortization expense	26,837	129	26,966
Net (gain) on sale of leasing equipment	(4,468)	—	(4,468)
Interest and debt expense	16,671	371	17,042
Income before income taxes(1)	15,662	551	16,213
Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,852,152	20,375	1,872,527
Purchases of leasing equipment(2)	46,217	15,773	61,990
Investments in finance leases(2)	330	—	330

(1)
Segment income before income taxes excludes unrealized loss on interest rate swaps of $6,784.

(2)
Represents cash disbursements for purchases of leasing equipment and certain trading equipment purchased for resale, but that will be on lease for a period typically in excess of one year, as reflected in the consolidated statements of cash flows for the period indicated.

2009	Equipment Leasing	Equipment Trading	Totals
Total revenues	$83,941	$16,214	$100,155
Equipment trading expenses	—	14,775	14,775
Depreciation and amortization expense	29,075	34	29,109
Net (gain) on sale of leasing equipment	(3,596)	—	(3,596)
Interest and debt expense	17,180	181	17,361
Income before income taxes(3)	20,111	627	20,738
Goodwill at March 31	70,898	1,000	71,898
Total assets at March 31	1,892,014	16,524	1,908,538
Purchases of leasing equipment(4)	24,383	—	24,383
Investments in finance leases(4)	17,902	—	17,902

(3)
Segment income before income taxes excludes unrealized (gain) on interest rate swaps of $5,063.

(4)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

        Note:    There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. Beginning in the fourth quarter of 2009, certain equipment purchased for resale was purchased through sale leaseback transactions with our shipping line customers, and the

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

containers are being returned exceptionally slowly primarily due to the current worldwide shortage of containers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to assets held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from sale of equipment in investing activities.

Geographic Segment Information

        The Company's customers use TAL's containers across their many worldwide trade routes. Substantially all of the Company's leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based on the customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2010	2009
Total revenues:
United States of America	$6,496	$11,029
Asia	30,899	38,195
Europe	37,289	42,749
Other International	4,914	8,182

Total	$79,598	$100,155

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9 — Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expire in 2016. At March 31, 2010, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. The Company accounts for the residual value guarantees under FASB Accounting Standards Codification No. 450 Contingencies, and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At March 31, 2010, commitments for capital expenditures totaled approximately $130.3 million.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

        The consolidated income tax expense for the three month periods ended March 31, 2010 and 2009 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The higher effective tax rate reported for the three months ended March 31, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 11 — Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$5,899	$16,616
Other comprehensive income:
Foreign currency translation adjustments	(356)	(99)
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $(68) and $(80), respectively)	(123)	(144)

Total	$5,420	$16,373

        The balance included in accumulated other comprehensive (loss) income for cumulative translation adjustments as of March 31, 2010 and December 31, 2009 was $(1,102) and $(746), respectively.

        The Company recorded $0.4 million and $0.3 million of unrealized foreign currency exchange losses which are reported in administrative expenses in the Company's statement of operations in the quarters ended March 31, 2010 and March 31, 2009, respectively, which resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 12 — Subsequent Events

Amendments to 2009 Asset Backed Credit Facility

        In April 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its asset backed credit facility from $150 million to $295 million.

Quarterly Dividend

        On April 29, 2010 the Company's Board of Directors approved and declared a $0.30 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 24, 2010 to shareholders of record at the close of business on June 3, 2010.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

  •
  Equipment trading — we purchase containers from shipping line customers, and other sellers of containers, and sell these containers to container traders and users of containers for storage, one- way shipment or other uses.

Operations

        Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2010, our total fleet consisted of 735,232 containers and chassis, including 30,119 containers under management for third parties, representing 1,190,335 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 202 third party container depot facilities in 37 countries as of March 31, 2010. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2010, our twenty largest customers accounted for 75% of our leasing revenues, our five largest customers accounted for 51% of our leasing revenues, and our largest customer accounted for18% of our leasing revenues.

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

        As of March 31, 2010, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	82%	58%
Refrigerated	5	27
Special	7	11
Chassis	1	3
Tank	—	1

Equipment leasing fleet	95	100
Equipment trading fleet	5	—

Total	100%	100%

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	March 31, 2010			December 31, 2009			March 31, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	574,774	27,274	602,048	564,885	28,068	592,953	601,337	29,636	630,973
Refrigerated	38,337	411	38,748	35,611	450	36,061	37,826	598	38,424
Special	44,567	2,434	47,001	45,238	2,619	47,857	47,328	2,806	50,134
Tank	1,497	—	1,497	1,350	—	1,350	1,350	—	1,350
Chassis	8,773	—	8,773	8,778	—	8,778	8,790	—	8,790

Equipment leasing fleet	667,948	30,119	698,067	655,862	31,137	686,999	696,631	33,040	729,671
Equipment trading fleet	37,165	—	37,165	14,947	—	14,947	13,383	—	13,383

Total	705,113	30,119	735,232	670,809	31,137	701,946	710,014	33,040	743,054

Percentage	95.9%	4.1%	100.0%	95.6%	4.4%	100.0%	95.6%	4.4%	100.0%

	Equipment Fleet in TEUs
	March 31, 2010			December 31, 2009			March 31, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	913,784	49,100	962,884	899,599	50,426	950,025	954,178	52,953	1,007,131
Refrigerated	68,245	4,020	72,265	65,971	758	66,729	69,581	985	70,566
Special	79,757	698	80,455	77,617	4,255	81,872	81,092	4,566	85,658
Tank	1,547	—	1,547	1,400	—	1,400	1,400	—	1,400
Chassis	15,602	—	15,602	15,612	—	15,612	15,633	—	15,633

Equipment leasing fleet	1,078,935	53,818	1,132,753	1,060,199	55,439	1,115,638	1,121,884	58,504	1,180,388
Equipment trading fleet	57,582	—	57,582	23,885	—	23,885	22,305	—	22,305

Total	1,136,517	53,818	1,190,335	1,084,084	55,439	1,139,523	1,144,189	58,504	1,202,693

Percentage	95.5%	4.5%	100.0%	95.1%	4.9%	100.0%	95.1%	4.9%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	March 31, 2010	December 31, 2009	March 31, 2009
Long-term leases	61.3%	68.7%	63.5%
Finance leases	11.4	11.7	10.9
Service leases	16.0	15.2	15.3
Expired long-term leases (units on hire)	11.3	4.4	10.3

Total	100.0%	100.0%	100.0%

        During 2009, we reached agreements with several of our customers that limit the total number of containers that could be returned from expired leases. During the redelivery limitation period we have included the maximum number of containers that can be returned as expired term leases, while the balance of the affected units are included in current term leases. During the first quarter of 2010 several of these agreements expired, and accordingly, all the units covered by those agreements are included in expired long-term leases at March 31, 2010.

        As of March 31, 2010, our long-term leases had an average remaining contract term of approximately 49 months, assuming no leases are renewed.

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

        As of March 31, 2010, our owned fleet included 1,136,517 TEUs, an increase of 4.8% from December 31, 2009, but down approximately 1% from March 31, 2009. The increase in fleet size during the first quarter of 2010 was due to several factors, including an increase in new container purchases, the completion of several sale-leaseback transactions for middle age containers, and the completion of several sale-leaseback transactions for trading containers. While the increase in fleet size should lead to increased leasing revenue and trading margins over time, the increase in fleet size had a limited impact on leasing revenue in the first quarter of 2010 since many of the new containers were delivered toward the end of the quarter, and since the lease rates on the containers purchased through sale-leaseback transactions are much lower than our average leasing rates as a result of the discounted purchase prices for middle age and older trading containers.

        In the first quarter of 2010, TAL began to receive delivery of new containers that were ordered in response to the recovery in trade volumes and leasing demand we have experienced since the last few months of 2009. Trade volumes decreased precipitously from the end of 2008 through the middle of 2009, and leasing demand was exceptionally weak for much of last year. In response to this, leasing companies and shipping lines effectively ceased purchasing containers in 2009 due to a build-up of excess container inventories, and we estimate that global container capacity decreased five percent or more from September 2008 through the end of 2009 as containers aged out of service and were not replaced. However, trade volumes began to recover in the second half of 2009, and they continued to improve through the first quarter of 2010. The combination of reduced global container capacity and recovering trade volumes caused the global container supply / demand balance to rapidly shift from excess supply to a shortage situation during the end of 2009 and early 2010, and TAL has started to place large orders for new containers to meet the resurgence in leasing demand.

        TAL's purchases of new containers in 2010 have also been supported by a shift in the mix of shipping-line owned vs. leased containers. Historically, shipping lines have purchased and owned 55% to 60% of containers directly, and leased 40% to 45% of their operated containers from leasing companies like TAL. Recently however, shipping lines have been purchasing a much smaller portion of their containers due to financial constraints they are facing due to reduced profitability and increased capital outlays associated with aggressive ship building programs. Through the end of April 2010, TAL has ordered or is in discussion to order 175,000 TEU of dry containers and 9,000 TEU of refrigerated containers, though we will accept most of the dry containers in the second and third quarters.

        In the first quarter of 2010, we sold approximately 19,632 TEUs of our owned containers, or 1.85% of our equipment leasing fleet as of the beginning of the quarter. This annualized disposal rate of approximately 7.41% is similar to the 6 to 8% annual disposal rate we have been experiencing for the last few years, and is generally consistent with our expected long-term average disposal rate given the 12 - 14 year expected useful life of our containers. For much of 2009, our disposal rate did not keep pace at the rate at which older containers were being returned to us and our inventory of disposal containers increased throughout the year. However, drop-off volumes have decreased sharply in 2010 due to the global shortage of containers, and our disposal rate in the first quarter of 2010 was much higher than the rate at which older containers were returned to us. As a result, our inventory of disposal containers has been decreasing this year and we expect it to return to a normal level within the next few quarters.

        Our average utilization was 91.8% in the first quarter of 2010, an increase of 1.7% from the first quarter of 2009, and an increase of 3.1% from the fourth quarter of 2009. Ending utilization increased 3.1% from 90.3% as of December 31, 2009 to 93.4% as of March 31, 2010. The increase in our utilization in the first quarter of 2010 was mainly the result of strong leasing demand for our dry containers due to the combination of recovering containerized trade volumes and the 2009 decrease in global container capacity. We expect utilization to continue to trend up in the second quarter and remain strong throughout 2010.

        Utilization and leasing demand for our refrigerated containers remained strong in the first quarter of 2010. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only approximately 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 27% of our leasing revenue.

        Leasing demand for special containers was moderate in the first quarter of 2010 while demand for our chassis product line remained weak due to lingering weakness in U.S. import growth and an oversupply of chassis in the marketplace.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009
Average Utilization	91.8%	88.7%	86.2%	87.0%	90.1%

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Ending Utilization	93.4%	90.3%	87.6%	85.9%	88.5%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average lease rates for our dry container product line in the first quarter of 2010 were 9.0% lower compared to the average level of the first quarter of 2009 and 1.5% lower than the fourth quarter of 2009. The decrease in average lease rates in 2010 primarily reflects the impact of lease extension transactions and other incentives provided to our customers during 2009 to encourage them to keep units on-hire. The decrease in average lease rates from the fourth quarter to the first quarter 2010 reflects a significant number of units picked up on incentive leases providing initial free rental periods. We expect our average lease rates for dry containers to gradually increase throughout the remainder of 2010 as these incentives expire and as containers are supplied to lessees at higher rates.

        Average lease rates for refrigerated containers in the first quarter of 2010 were 5.3% lower compared to the first quarter of 2009, and 0.3% lower than the fourth quarter of 2009, while average rental rates for our special containers were 2.1% lower during the first quarter of 2010 compared to the first quarter of 2009, but 0.5% higher compared to the fourth quarter of 2009. The decrease in average lease rates for our refrigerated containers was primarily due to lease rate concessions provided to certain customers in 2009 for lease extension transactions. In addition, market leasing rates for new refrigerated containers are still below our portfolio average rates due to lower container prices, so we generally expect our average rates for refrigerated containers to continue to trend down. The decrease in average leasing rates from the first quarter of 2009 for special containers was primarily due to discounts associated with lease extension transactions completed in 2009.

        During the first quarter of 2010, we recognized a $4.5 million gain on the sale of our used containers compared to a $3.6 million gain in the first quarter of 2009 and $2.2 million in the fourth quarter 2009. The increase compared to the first quarter of 2009 mainly resulted from an increase in the number of units sold, while the increase from the fourth quarter is a result of higher selling prices. In addition, in the fourth quarter of 2009 we recorded a $0.7 million loss on new units placed on a finance lease, while in the first quarter of 2010, we recorded a $0.8 million gain on older equipment placed on a finance lease. We recognize an upfront gain or loss when we place existing equipment on finance leases and the current market value of the equipment is different from our book value. We do not incur up-front gains or losses when we place existing equipment on operating leases. Looking forward, we expect used container selling prices to continue to improve due to the global shortage of containers capacity and decreasing inventories of disposal containers, though the size of our gains may start to be constrained by lower selling volumes if drop-off volumes remain exceptionally low.

        During the first quarter of 2010, we recognized a net equipment trading margin of $0.6 million on the sale of equipment purchased for resale, compared to a $1.3 million margin in the first quarter of 2009 and a $0.4 million margin in the fourth quarter 2009. In 2009, our trading margins decreased from the high levels achieved in previous years as we decreased our purchase volumes due to concerns about future selling prices, and as we experienced low per-unit margins from selling containers that had been purchased in prior years at relatively high prices. In 2010, we expect our per unit trading margins to improve as disposal prices recover, though we expect our trading volumes and overall trading margin to remain historically low. Beginning in the fourth quarter of 2009, we started to significantly increase our purchases of trading containers, and our equipment trading inventory increased to 57,582 TEU as of March 31, 2010 compared to only 16,590 TEU as of September 30, 2009. However, most of these trading containers were purchased through sale-leaseback transactions with our shipping line customers, and the containers are being returned to us exceptionally slowly primarily due to the current worldwide shortage of containers.

        Our ownership expenses, principally depreciation and interest expense, decreased by $2.5 million, or 5.3% in the first quarter of 2010 as compared to the first quarter of 2009. Although we started to invest heavily in containers in the first quarter of 2010, most of these containers have not yet been delivered and the impact of these new purchases has not yet been fully reflected in our depreciation and interest expense.

        For the first quarter of 2010, we reversed a portion of our provision for doubtful accounts amounting to $0.1 million, down from a provision of $0.3 million in the first quarter of 2009. In the first quarter of 2010, our provision for doubtful accounts reflected the reversal of various provisions for certain customers recorded in 2009 that were no longer needed.

        While our credit performance remained strong in the first quarter of 2010, we remain generally concerned with credit risk. Profitability in the shipping industry has improved significantly from the large losses most shipping lines recorded in 2009, but shipping lines continue to face excess vessel capacity, and recent improvements in freight rates and shipping line profitability may be pressured if trade volumes drop from their current level or if a large portion of currently-idled vessels are brought back into service. Several of our customers, including a few major shipping lines, missed contractual payment dates during 2009. In addition, several major shipping lines, including our largest customer, are currently involved in comprehensive financial restructuring negotiations with their major creditors.

        If one of our major customers defaulted on our leases and ceased operations because of deterioration in its financial performance, we would face reduced revenues and we would likely incur significant write-offs due to lost units and recovery expenses. While the current shortage of container capacity and resulting strong current leasing demand would help our recovery and re-marketing efforts in a default situation, we still expect that the financial impact of a major customer default would be significant. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaulted. To mitigate this impact from potential defaults, we entered into a credit insurance policy in the third quarter of 2009 that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

        Our direct operating expenses were $8.2 million in the first quarter of 2010, compared to $9.8 million in the first quarter of 2009. We incurred significantly less repair and storage costs in the first quarter of 2010 due to less redeliveries and fewer units off-hire during the period.

Treasury Stock

        We repurchased the following amounts of Treasury Stock during the three months ended March 31, 2010 and March 31, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2010	1,791	$23 thousand
March 31, 2009	1,021,918	$8.2 million

Dividends

        We paid the following quarterly dividends during the quarter ended March 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 11, 2010	March 25, 2010	$7.6 million	$0.25
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Results of Operations

        The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Leasing revenues	$72,863	91.5%	$83,102	83.0%
Equipment trading revenue	5,738	7.2	16,088	16.0
Management fee income	768	1.0	669	0.7
Other revenues	229	0.3	296	0.3

Total revenues	79,598	100.0	100,155	100.0
Operating expenses (income):
Equipment trading expenses	5,178	6.5	14,775	14.8
Direct operating expenses	8,180	10.3	9,825	9.8
Administrative expenses	10,555	13.2	11,622	11.6
Depreciation and amortization	26,966	33.9	29,109	29.1
(Reversal) provision for doubtful accounts	(68)	(0.1)	321	0.3
Net (gain) on sale of leasing equipment	(4,468)	(5.6)	(3,596)	(3.6)

Total operating expenses	46,343	58.2	62,056	62.0

Operating income	33,255	41.8	38,099	38.0
Other expenses (income):
Interest and debt expense	17,042	21.4	17,361	17.3
Unrealized loss (gain) on interest rate swaps	6,784	8.5	(5,063)	(5.1)

Total other expenses	23,826	29.9	12,298	12.2

Income before income taxes	9,429	11.9	25,801	25.8
Income tax expense	3,530	4.5	9,185	9.2

Net income	$5,899	7.4%	$16,616	16.6%

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$62,265	$68,216
Fee and ancillary lease revenue	5,728	9,831

Total operating lease revenue	67,993	78,047
Finance lease revenue	4,870	5,055

Total leasing revenues	$72,863	$83,102

        Total leasing revenues were $72.9 million for the three months ended March 31, 2010, compared to $83.1 million for the three months ended March 31, 2009, a decrease of $10.2 million, or 12.3%.

        Per diem revenue decreased by $6.0 million compared to 2009. The primary reasons for the decrease are as follows:

  •
  $2.2 million decrease due to a decrease in average units on hire. This reflects a reduced number of dry, refrigerated and special containers in our fleet, partially offset by an increase in utilization primarily for our dry and refrigerated containers.

  •
  $3.7 million decrease due to lower per diem rates as a result of a significant number of units picked up on incentive leases providing free rental periods.

        Fee and ancillary lease revenue decreased by $4.1 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a decrease in drop off volume.

        Finance lease revenue decreased by $0.2 million in 2010, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Equipment trading revenues	$5,738	$16,088
Equipment trading expenses	(5,178)	(14,775)

Equipment trading margin	$560	$1,313

        The equipment trading margin decreased $0.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The trading margin decreased primarily due to a decrease in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $8.2 million for the three months ended March 31, 2010, compared to $9.8 million for the three months ended March 31, 2009, a decrease of $1.6 million. The primary reasons for the decrease are outlined below:

  •
  $1.4 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers;

  •
  $0.8 million decrease in storage and handling costs due to a decrease in units off-hire; and

  •
  $0.4 million increase in surveying costs due to an increase in new equipment purchases.

        Administrative expenses.    Administrative expenses were $10.6 million for the three months ended March 31, 2010, compared to $11.6 million for the three months ended March 31, 2009, a decrease of $1.0 million or 9.2%. The decrease was primarily due to lower employee salary and benefit costs. In the first quarter of 2009 we recorded a one-time charge for certain severance benefits of $0.9 million.

        Depreciation and amortization.    Depreciation and amortization was $27.0 million for the three months ended March 31, 2010, compared to $29.1 million for the three months ended March 31, 2009, a decrease of $2.1 million or 7.2%. Depreciation decreased by $1.6 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009 and by $0.4 million due to a smaller depreciable fleet.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $4.5 million for the three months ended March 31, 2010, compared to a gain of $3.6 million for the three months ended March 31, 2009, an increase of $0.9 million. Gain on sale increased by $1.2 million due to higher volume of units sold.

        Interest and debt expense.    Interest and debt expense was $17.0 million for the three months ended March 31, 2010, compared to $17.4 million for the three months ended March 31, 2009, a decrease of $0.4 million. The decrease was primarily due to lower consolidated debt outstanding during the quarter, partially offset by higher effective interest rates.

        Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $6.8 million for the three months ended March 31, 2010, compared to an unrealized gain of $5.1 million for the three months ended March 31, 2009. The net fair value of the interest rate swap contracts was a net liability of $66.5 million at March 31, 2010, compared to a net liability of $59.6 million at December 31, 2009. The increase in the liability resulted from a decrease in long-term interest rates in 2010.

        Income tax expense.    Income tax expense was $3.5 million for the three months ended March 31, 2010, compared to $9.2 million for the three months ended March 31, 2009.The effective tax rates were 37.4% for the three months ended March 31, 2010 and 35.6% for the three months ended March 31, 2009. The higher effective tax rate reported for the three months ended March 31, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. We anticipate that our annual effective tax rate will be approximately 35.5%.

        While we record income tax expense we do not pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryovers and accelerated tax depreciation for our equipment. The majority of the expense recorded for income taxes is recorded as a deferred tax liability on the balance sheet. We anticipate that the deferred income tax liability will continue to grow for the foreseeable future.

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

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Equipment leasing segment:
Total revenues	$73,196	$83,941
Depreciation and amortization expense	26,837	29,075
Interest and debt expense	16,671	17,180
Net (gain) on sale of leasing equipment	(4,468)	(3,596)
Income before income taxes(1)	$15,662	$20,111

(1)
Income before income taxes excludes unrealized losses and (gains) on interest rate swaps of $6,784 and $(5,063) for the three months ended March 31, 2010 and 2009, respectively.

Segment Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $73.2 million in the three months ended March 31, 2010 compared to $83.9 million in the three months ended March 31, 2009, a decrease of $10.7 million, or 12.8%. The primary reasons for the decrease are as follows:

  •
  $2.2 million decrease due to a decrease in average units on hire. This reflects a reduced number of dry, refrigerated and special containers in our fleet, partially offset by an increase in utilization primarily for our dry and refrigerated containers.

  •
  $3.7 million decrease due to lower per diem rates as a result of a significant number of units picked up on incentive leases providing free rental periods

  •
  $4.1 million decrease due to lower fee and ancillary revenue resulting from a decrease in drop-off volume.

  •
  $0.2 million decrease in finance lease revenues, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $15.7 million in the three months ended March 31, 2010 compared to $20.1 million in the three months ended March 31, 2009, a decrease of $4.4 million, or 21.9%. The primary reasons for the decrease in income before income taxes are as follows:

  •
  $10.7 million decrease in Equipment leasing revenue in 2010;

  •
  $2.3 million decrease in depreciation expense, primarily due to another vintage year of containers becoming fully depreciated and very limited purchases of new equipment in 2009;

  •
  $0.5 million decrease in interest expense, primarily due to a decrease in the average debt balance;

  •
  $1.7 million decrease in direct operating expenses, primarily related to decreased storage costs and repair costs associated with decreased drop-off volumes and improved utilization;

  •
  $0.7 million decrease in administrative expenses due to lower employee salary and benefit costs as a result of lower headcount in the quarter ended March 31, 2010; and

  •
  $0.9 million increase in gain on the sale of leasing equipment, primarily due to higher volume of units sold in 2010 compared to 2009.

Equipment trading

        We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment. Equipment trading segment revenues primarily represent the proceeds on the sale of containers purchased for resale. Also included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs. Other expenses in this segment include administrative overhead expenses, depreciation expense, provision for doubtful accounts and interest expense.

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Equipment trading segment:
Total leasing revenues	$664	$126
Equipment trading revenues	5,738	16,088
Equipment trading expense	(5,178)	(14,775)

Equipment trading margin	560	1,313
Interest and debt expense	371	181
Income before income taxes(1)	551	627

(1)
Income before income taxes excludes unrealized losses and (gains) on interest rate swaps of $6,784 and $(5,063) for the three months ended March 31, 2010 and 2009, respectively.

Segment Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

        Equipment trading margin.    The equipment trading margin, the difference between Equipment trading revenue and expenses, decreased $0.8 million in 2010 compared to 2009 primarily due to a lower volume of units sold.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $0.6 million in the three months ended March 31, 2010, relatively unchanged compared to the three months ended March 31, 2009. The decrease in the equipment trading margin was partially offset by an increase in leasing revenue resulting from several sale leaseback transactions completed in the first quarter of 2010 and a decrease in administrative expenses due to lower allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the number of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the quarter ended March 31, 2010, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $49.7 million. In addition, as of March 31, 2010 we had $42.1 million of unrestricted cash and $176.0 million of additional borrowing capacity under our current credit facilities.

        As of March 31, 2010, major committed cash outflows in the next 12 months include $200.2 million of committed but unpaid capital expenditures and $167.2 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment and principal payments on our finance lease receivables will be sufficient to meet our committed obligations over the next 12 months. In addition, we have further increased our asset backed credit facility by $145 million in April and we expect that we will be able to secure additional financing in 2010 to support additional investment in our fleet.

        At March 31, 2010, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS)
Term notes — Series 2006-1	$343.7	$343.7
Term notes — Series 2005-1	330.5	330.5
2008 Asset backed credit facility	185.5	225.0
2009 Asset backed credit facility	50.0	150.0
Revolving credit facility	63.5	100.0
Finance lease facility	36.5	36.5
2007 Term loan facility	25.4	25.4
2009 Term loan facilities	31.5	31.5
Port equipment facility	9.5	9.5
Capital lease obligations	88.0	88.0

Total Debt	$1,164.1	1,340.1

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

    Debt Covenants

        We are subject to certain financial covenants under our debt facilities. At March 31, 2010, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated at the consolidated level and for TAL Advantage I LLC, TAL Advantage II LLC and TAL Advantage III LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for our Asset backed securitization (ABS), 2008 Asset backed facility and Revolving credit facility and at 1.05 to 1.00 for the Finance lease facility. The TAL Advantage I LLC and the TAL Advantage II LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset backed securitization and the Asset backed credit facilities. The TAL Advantage III LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.30 to 1.00 for the 2009 Asset Backed Credit Facility.

        Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of March 31, 2010 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II	TAL Adv III(2)
Net income (loss)	$60,869	$36,167	$7,655	$(110)
Plus: Income tax expense (benefit)	33,613	14,804	4,230	(60)
Interest expense including write-off of deferred financing costs	68,488	37,647	13,136	1,564
Unrealized losses (gains) on interest rate swaps	(23,305)	(12,907)	(6,489)	576
All other non-cash expenses	1,830	153	6	62

EBIT	$141,495	$75,864	$18,538	$2,032

Interest expense (excluding interest income of $92, $35, $1 and $0 respectively)	$68,580	$37,682	$13,137	$1,564
Amortization and write-off of deferred financing costs	(1,251)	(599)	(294)	(85)
Accrued interest (represents 2010 interest expense not paid)	(1,973)	(949)	(360)	(124)
Cash payments of prior period accrued interest	2,716	1,307	443	—

Cash Interest Expense	$68,072	$37,441	$12,926	$1,355

EBIT to Cash Interest Expense Ratio	2.08	2.03	1.43	1.50
Required Minimum EBIT to Cash Interest Expense Ratio	1.10 / 1.05	1.10	1.10	1.30

(1)
The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC, TAL Advantage II, LLC and TAL Advantage III, LLC.

(2)
TAL Advantage III, LLC commenced operations effective November 1, 2009, therefore the calculation of EBIT to Cash Interest Expense represents the period from November 1, 2009 to March 31, 2010.

    Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.

        For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At March 31, 2010, the required minimum TNW for the ABS facilities was $418.5 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

        The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, 2008 and 2009 Asset backed credit facilities, 2007 Term loan and Revolving credit facility and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

        Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of March 31, 2010 for the ABS, Asset backed credit facilities and other facilities (in thousands):

	Other Facilities*	ABS	2008/2009 Asset Backed Credit Facilities
Minimum TNW:
Tangible Assets
Total Assets	$1,872,527	$1,872,527	$1,872,527
Deferred Financing Costs	(9,014)	(9,014)	(9,014)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(1,542)	(1,542)	(1,542)
Fair value of derivative instruments (asset)	(1,931)	(1,931)	(1,931)

Total Tangible Assets	$1,788,142	$1,788,142	$1,788,142

All indebtedness:
Total debt	$1,164,102	$1,164,102	$1,164,102
Accrued interest	1,973	1,973	1,973
Fair value of derivative instruments (liability)	67,635	N/A	N/A
Equipment purchases payable	69,858	69,858	69,858

Total Indebtedness	$1,303,568	$1,235,933	$1,235,933

TNW (Total Tangible Assets less Total Indebtedness)	$484,574	$552,209	$552,209

Required Minimum TNW	$300,000	$418,454	$418,454

Maximum Indebtedness to TNW:
Total Indebtedness	$1,303,568	$1,235,933	$1,235,933
Fair value of derivative instruments (liability)	N/A	67,635	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,303,568	$1,303,568	$1,235,933

TNW	$484,574	$552,209	$552,209

Total Indebtedness / TNW	2.69	2.36	2.24
Maximum Allowable Indebtedness to TNW	4.75 / 5.00	4.75	4.75

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

Treasury Stock

        We repurchased the following amounts of Treasury Stock during the three months ended March 31, 2010 and March 31, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2010	1,791	$23 thousand
March 31, 2009	1,021,918	$8.2 million

Dividends

        We paid the following quarterly dividends during the quarter ended March 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 11, 2010	March 25, 2010	$7.6 million	$0.25
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Cash Flow

        The following table sets forth certain cash flow information for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$23,813	$56,096

Net cash used in investing activities:
Purchases of leasing equipment	$(61,990)	$(24,383)
Investment in finance leases	(330)	(17,902)
Proceeds from sale of equipment, net of selling costs	17,483	16,291
Cash collections on finance lease receivables, net of income earned	8,357	7,410
Other	(27)	(83)

Net cash used in investing activities	$(36,507)	$(18,667)

Net cash used in financing activities	$(5,098)	$(44,615)

Operating Activities

        Net cash provided by operating activities decreased by $32.3 million to $23.8 million in the three months ended March 31, 2010, compared to $56.1 million in the three months ended March 31, 2009 primarily due to decrease in the level of operating income of $7.8 million, the timing of cash collections on our accounts receivables, and an increase in purchases of trading containers.

        In the first quarter of 2009, we experienced collections in excess of our billings of $8.7 million, versus the first quarter of 2010, when billings exceeded collections by $5.8 million. In addition, during the first quarter of 2010, we had net purchases of trading equipment of $2.1 million, while we had net disposals of trading equipment of $2.9 million in the first quarter of 2009.

Investing Activities

        Net cash used in investing activities increased by $17.9 million to $36.5 million in the three months ended March 31, 2010 compared to $18.7 million in 2009. Major reasons for the increase were as follows:

  •
  Capital expenditures were $62.3 million, including investments in finance leases of $0.3 million, in the three months ended March 31, 2010 compared to $42.3 million, including investments in finance leases of $17.9 million, for 2009. Capital expenditures increased by $20.0 million in 2010 primarily due to an increase in the number of leasing units purchased.

  •
  Sales proceeds from the disposal of equipment increased $1.2 million to $17.5 million in the three months ended March 31, 2010 compared to $16.3 million in 2009. Proceeds from the disposal of used containers increased in 2010 as a result of more units sold.

  •
  Cash collections on finance leases, net of income earned, increased by $1.0 million to $8.4 million in the three months ended March 31, 2010 compared to $7.4 million in 2009 as a result of a larger portion of payments made on finance leases being principal versus interest.

Financing Activities

        Net cash used in financing activities was $5.1 million in the three months ended March 31, 2010 compared to $44.6 million for the same period in 2009.

        During the three months ended March 31, 2010, we had net borrowings of $3.4 million under our various credit facilities and capital lease obligations, primarily used to finance the purchase of new equipment, as compared to net payments of $37.1 million under our various credit facilities and capital lease obligations during the three months ended March 31, 2009. We also paid $7.6 million in dividends during the three months ended March 31, 2010, as compared to $0.3 million in dividends paid during the three months ended March 31, 2009.

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

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2010:

	Contractual Obligations by Period
	(dollars in millions)
Contractual Obligations:	Total	Remaining 2010	2011	2012	2013	2014 and thereafter
Total debt obligations(1)	$1,292.2	$170.9	$194.3	$250.0	$171.7	$505.3
Capital lease obligations(2)	106.4	4.3	13.0	13.2	11.2	64.7
Operating leases (mainly facilities)	4.9	2.0	2.0	0.8	0.1	—
Purchase obligations:
Equipment purchases payable	69.9	69.9	—	—	—	—
Equipment purchase commitments	130.3	130.3	—	—	—	—

Total contractual obligations	$1,603.7	$377.4	$209.3	$264.0	$183.0	$570.0

(1)
Amounts include actual and estimated interest for floating-rate debt based on March 31, 2010 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2009 Form 10-K filed with the SEC on March 1, 2010.

Recently Issued Accounting Pronouncements

        The FASB has issued Accounting Standards Update No. 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

        As of March 31, 2010, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

Total Notional Amount at March 31, 2010	Weighted Average Fixed Leg Interest Rate at March 31, 2010	Weighted Average Remaining Term
$1,156 million	4.18%	3.3 years

        Changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

        Since approximately 99% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended March 31, 2010, unrealized losses on interest rate swaps totaled $6.8 million, compared to unrealized gains on interest rate swaps of $5.1 million for the quarter ended March 31, 2009.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and company obligations, and most of our revenues and expenses in 2010 and 2009 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our certain of direct operating expenses and disposal transactions for our older containers are structured in foreign currencies. We recorded $0.4 million and $0.3 million of unrealized foreign currency exchange losses in the quarters ended March 31, 2010 and March 31, 2009, respectively, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.8 million at March 31, 2010, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

        For a complete listing of our risk factors, refer to our 2009 Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. Our share purchase activity during the quarter ended March 31, 2010 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2010	1,791	$13.23	1,791	989,038
February 1 – 28, 2010	—	—	—	989,038
March 1 – 31, 2010	—	—	—	989,038

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.39*	Amendment No. 2 dated April 9, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.40*
Amendment No. 3 dated April 9, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III, LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
4.41*	Amendment No. 1 dated April 23, 2010 to the Indenture dated as of October 23, 2010, between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.42*	Amendment No. 3 dated April 23, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.43*
Amendment No. 4 dated April 23, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III, LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.

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

TAL International Group, Inc.
May 6, 2010	By:	/s/ John Burns
John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)