Form 10-Q
period 2010-06-30
TAL International Group, Inc.
filed 2010-07-30
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 001-32638

TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-1796526 (I.R.S. Employer Identification Number)
100 Manhattanville Road, Purchase, New York (Address of principal executive office)	10577-2135 (Zip Code)

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

        As of July 30, 2010, there were 30,708,223 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2010 (unaudited) and December 31, 2009 and for the three and six months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 1, 2010, from which the accompanying December 31, 2009 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $463,708 and $420,517	$1,615,422	$1,357,539
Net investment in finance leases, net of allowances of $1,231 and $1,618	182,266	199,989
Equipment held for sale	31,316	46,291

Revenue earning assets	1,829,004	1,603,819
Cash and cash equivalents (including restricted cash of $21,655 and $13,714)	88,135	73,604
Accounts receivable, net of allowances of $535 and $757	38,982	33,086
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $5,282 and $5,142	855	972
Goodwill	71,898	71,898
Deferred financing costs	16,374	8,882
Other assets	6,775	6,043
Fair value of derivative instruments	1,510	2,674

Total assets	$2,053,533	$1,800,978

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$48,421	$3,312
Fair value of derivative instruments	87,139	61,799
Accounts payable and other accrued expenses	38,183	42,845
Net deferred income tax liability	116,947	112,895
Debt	1,354,038	1,161,298

Total liabilities	1,644,728	1,382,149
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,720,066 and 33,592,066 shares issued respectively	33	33
Treasury stock, at cost, 3,011,843 and 3,009,171 shares, respectively	(37,535)	(37,489)
Additional paid-in capital	398,816	398,016
Accumulated earnings	51,912	58,253
Accumulated other comprehensive (loss) income	(4,421)	16

Total stockholders' equity	408,805	418,829

Total liabilities and stockholders' equity	$2,053,533	$1,800,978

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$70,851	$73,977	$138,844	$152,024
Finance leases	4,644	5,373	9,514	10,428

Total leasing revenues	75,495	79,350	148,358	162,452
Equipment trading revenue	10,956	9,747	16,694	25,835
Management fee income	725	669	1,493	1,338
Other revenues	188	293	417	589

Total revenues	87,364	90,059	166,962	190,214

Operating expenses (income):
Equipment trading expenses	9,675	9,582	14,853	24,357
Direct operating expenses	6,637	9,641	14,817	19,466
Administrative expenses	10,543	9,763	21,098	21,385
Depreciation and amortization	28,287	29,354	55,253	58,463
(Reversal) provision for doubtful accounts	(530)	77	(598)	398
Net (gain) on sale of leasing equipment	(7,235)	(2,448)	(11,703)	(6,044)

Total operating expenses	47,377	55,969	93,720	118,025

Operating income	39,987	34,090	73,242	72,189
Other expenses (income):
Interest and debt expense	17,773	17,120	34,815	34,481
(Gain) on debt extinguishment	—	(14,130)	—	(14,130)
Unrealized loss (gain) on interest rate swaps	15,002	(24,455)	21,786	(29,518)

Total other expenses (income)	32,775	(21,465)	56,601	(9,167)

Income before income taxes	7,212	55,555	16,641	81,356
Income tax expense	2,560	19,778	6,090	28,963

Net income	$4,652	$35,777	$10,551	$52,393

Net income per common share — Basic	$0.15	$1.15	$0.35	$1.66

Net income per common share — Diluted	$0.15	$1.15	$0.34	$1.66

Weighted average number of common shares outstanding — Basic	30,434	31,102	30,432	31,534
Weighted average number of common shares outstanding — Diluted	30,724	31,132	30,616	31,555
Cash dividends paid per common share	$0.30	$0.01	$0.55	$0.02

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$10,551	$52,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,253	58,463
Amortization of deferred financing costs	847	568
Net (gain) on sale of leasing equipment	(11,703)	(6,044)
Unrealized loss (gain) on interest rate swaps	21,786	(29,518)
(Gain) on debt extinguishment	—	(14,130)
Deferred income taxes	4,083	29,167
Stock compensation charge	800	840
Equipment purchased for resale	(4,940)	3,993
Changes in operating assets and liabilities	(13,581)	2,718

Net cash provided by operating activities	63,096	98,450

Cash flows from investing activities:
Purchases of leasing equipment	(273,039)	(27,184)
Investments in finance leases	(433)	(26,713)
Proceeds from sale of equipment, net of selling costs	39,634	33,063
Cash collections on finance lease receivables, net of income earned	16,273	15,156
Other	(124)	(32)

Net cash used in investing activities	(217,689)	(5,710)

Cash flows from financing activities:
Common stock dividends paid	(16,741)	(631)
Purchases of treasury stock	—	(11,291)
Financing fees paid under debt facilities	(8,339)	(1,490)
Borrowings under debt facilities	391,000	—
Payments under debt facilities	(190,224)	(62,247)
Payment to extinguish debt	—	(20,650)
Proceeds received from capital leases	—	10,000
Payments under capital lease obligations	(6,572)	(6,483)
(Increase) decrease in restricted cash	(7,941)	1,505

Net cash provided by (used in) financing activities	161,183	(91,287)

Net increase in cash and cash equivalents	6,590	1,453
Unrestricted cash and cash equivalents, beginning of period	59,890	40,798

Unrestricted cash and cash equivalents, end of period	$66,480	$42,251

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$48,421	$2,394

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

A.    Description of the Business

        TAL International Group, Inc. ("TAL" or the "Company") leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

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

Note 2 — Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and other financial assets approximated fair value at June 30, 2010.

        The interest rates charged on the majority of the Company's various credit facilities are based on variable interest rates. The Company estimates that at June 30, 2010 the carrying value of the Company's debt instruments was approximately $88.9 million higher than its fair value. The Company

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company's estimate of market interest spreads at June 30, 2010.

Note 3 — Dividends

        The Company paid the following quarterly dividends during the six months ended June 30, 2010 and 2009 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

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

        The following compensation costs were reported in administrative expenses in the Company's statements of operations related to the Company's stock-based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2007, 2009 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$7	$109	$12	$114
Restricted stock	393	444	788	726

Total	$400	$553	$800	$840

        Total unrecognized compensation cost of approximately $2.3 million as of June 30, 2010 related to restricted shares granted during 2007, 2009 and 2010 will be recognized over the remaining weighted average vesting period of approximately 1.75 years.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Debt

        Debt consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Asset backed securitizations (ABS)
Term notes — Series 2006-1	$329,583	$357,833
Term notes — Series 2005-1	318,750	342,361
Term notes — Series 2010-1	197,000	—
2008 Asset backed credit facility	225,000	209,500
2009 Asset backed credit facility	50,000	50,000
Revolving credit facility	—	—
Finance lease facility	34,432	38,505
2007 Term loan facility	23,613	26,688
2009 Term loan facilities	30,787	32,175
2010 Term loan facilities	49,639	—
Port equipment facility	8,117	10,547
Capital lease obligations	87,117	93,689

Total	$1,354,038	$1,161,298

2009 Asset Backed Credit Facility

        In February 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its asset backed credit facility from $100 million to $150 million, and further increased this facility by $145 million in April 2010 and by $75 million in June 2010 to bring the size of the facility to $370 million as of June 30, 2010.

2010 Asset Securitization

        In June 2010, TAL Advantage IV LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., issued $197,000,000 of Series 2010-1 Fixed Rate Secured Notes ("Series 2010-1 Notes"). The Series 2010-1 Notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 5.5%, have a scheduled maturity date of July 20, 2020 and a final legal maturity date of July 21, 2025.

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

        As of June 30, 2010, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at June 30, 2010	Weighted Average Fixed Leg Interest Rate at June 30, 2010	Weighted Average Remaining Term
$1,129 million	4.2%	3.1 years

        Most of the interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized losses / (gains) on interest rate swaps. Prior to April 12, 2006, the Company had designated all existing swap contracts as cash flow hedges and then de-designated these contracts on April 12, 2006. As of June 30, 2010, the unamortized pre tax balance reflected in accumulated other comprehensive (loss) income of these previously designated swap contracts was approximately $0.8 million, of which $0.7 million will be amortized to income over the next 12 months.

        The Company entered into a forward starting $200 million notional value interest rate swap contract in June 2010 that has been designated as a cash flow hedging instrument, and the effective portion of the change in fair value of a loss of $5.5 million is reflected in accumulated other comprehensive (loss) income on the Company's balance sheet as of June 30, 2010. Any ineffective portion of the cash flow hedges is recorded as unrealized losses / (gains) on interest rate swaps in the statements of operations and such amounts were immaterial as of the three and six month periods ended June 30, 2010. Amounts recorded in accumulated other comprehensive (loss) income will be amortized into earnings as the hedged forecasted transactions impact earnings; the amounts would also be recognized into earnings upon termination of these interest rate swap contracts and the related debt agreements. The swap is not included in the total notional amount of swaps shown in the above table, as the payment start date is effective August 2010.

        Under the criteria established by FASB Accounting Standards Codification No. 820 (ASC 820) Fair Value Measurements and Disclosures, the fair value measurements of the interest rate swap contracts are based on significant other observable inputs other than quoted prices, either on a direct or indirect basis (Level 2), using valuation techniques the Company believes are appropriate.

        The Company has elected to use the income approach to value the interest rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts through three years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash rates in the very short term, LIBOR swap rates from four years and beyond, basis swap adjustments, and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 5.4 million Euros and receive approximately $8.2 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

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

Location of Derivative Instruments in Financial Statements

Effect of Derivative Instruments on Balance Sheets
$ in Millions

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts designated	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$5.5	Fair Value of Derivative Instruments	$—
Interest rate contracts not designated	Fair Value of Derivative Instruments	—	Fair Value of Derivative Instruments	2.2	Fair Value of Derivative Instruments	81.6	Fair Value of Derivative Instruments	61.8
Foreign exchange contracts	Fair Value of Derivative Instruments	1.5	Fair Value of Derivative Instruments	0.5	Fair Value of Derivative Instruments	—	Fair Value of Derivative Instruments	—

Total derivatives		$1.5		$2.7		$87.1		$61.8

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Derivative Instruments on Statements of Operations
$ in Millions

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2010	2009	2010	2009
Interest rate contracts not designated as hedging instruments	Unrealized loss (gain) on interest rate swaps	$15.0	$(24.5)	$21.8	$(29.5)
Foreign exchange contracts	Administrative Expenses	(0.7)	0.5	(1.1)	0.3

Total		$14.3	$(24.0)	$20.7	$(29.2)

Note 7 — Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009 (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$4,652	$35,777	$10,551	$52,393

Denominator:
Weighted average shares outstanding for basic earnings per share	30,434	31,102	30,432	31,534
Dilutive stock options	290	30	184	21

Weighted average shares for diluted earnings per share	30,724	31,132	30,616	31,555

Earnings per share:
Basic	$0.15	$1.15	$0.35	$1.66

Diluted	$0.15	$1.15	$0.34	$1.66

        For the three and six months ended June 30, 2010, 1,500 and 13,000 options to purchase shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. For both the three and six months ended June 30, 2009, 598,691options to purchase shares of common stock and 66,000 shares of restricted stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

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

        The following tables present certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$75,430	$11,934	$87,364	$80,115	$9,944	$90,059
Equipment trading expenses	—	9,675	9,675	—	9,582	9,582
Depreciation and amortization expense	28,110	177	28,287	29,310	44	29,354
Net (gain) on sale of leasing equipment	(7,191)	(44)	(7,235)	(2,448)	—	(2,448)
Interest and debt expense	17,281	492	17,773	16,918	202	17,120
Income before income taxes(1)	20,852	1,362	22,214	17,068	(98)	16,970

(1)
Segment income before income taxes excludes unrealized losses on interest rate swaps of $15,002 for the three months ended June 30, 2010 and unrealized gains on interest rate swaps of $24,455

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  for the three months ended June 30, 2009, and excludes gain on debt extinguishment of $14,130 for the three months ended June 30, 2009.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$148,626	$18,336	$166,962	$164,056	$26,158	$190,214
Equipment trading expenses	—	14,853	14,853	—	24,357	24,357
Depreciation and amortization expense	54,947	306	55,253	58,385	78	58,463
Net (gain) on sale of leasing equipment	(11,659)	(44)	(11,703)	(6,044)	—	(6,044)
Interest and debt expense	33,952	863	34,815	34,098	383	34,481
Income before income taxes(2)	36,514	1,913	38,427	37,179	529	37,708
Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	2,012,119	41,414	2,053,533	1,860,878	14,954	1,875,832
Purchases of leasing equipment(3)	257,261	15,778	273,039	27,184	—	27,184
Investments in finance leases(3)	433	—	433	26,713	—	26,713

(2)
Segment income before income taxes excludes unrealized losses on interest rate swaps of $21,786 for the six months ended June 30, 2010 and unrealized gains on interest rate swaps of $29,518 for the six months ended June 30, 2009, and excludes gain on debt extinguishment of $14,130 for the six months ended June 30, 2009.

(3)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

        There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. Beginning in the fourth quarter of 2009, certain equipment purchased for resale was purchased through sale leaseback transactions with our shipping line customers, and the containers are being returned exceptionally slowly primarily due to the current worldwide shortage of containers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to assets held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from sale of equipment in investing activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues:
United States of America	$7,444	$8,006	$13,940	$18,998
Asia	36,020	37,480	66,921	75,957
Europe	38,485	37,911	75,775	81,152
Other International	5,415	6,662	10,326	14,107

Total	$87,364	$90,059	$166,962	$190,214

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9 — Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expire in 2016. At June 30, 2010, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and other accrued expenses. The Company accounts for the residual value guarantees under FASB Accounting Standards Codification No. 450 Contingencies, and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At June 30, 2010, commitments for capital expenditures totaled approximately $314.4 million.

Note 10 — Income Taxes

        The consolidated income tax expense for the three and six month periods ended June 30, 2010 and 2009 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The higher effective tax rate reported for the six months ended June 30, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,652	$35,777	$10,551	$52,393
Other comprehensive income:
Unrealized loss on derivative instrument designated as cash flow hedge (net of tax benefit of $1,948)	(3,516)	—	(3,516)	—
Foreign currency translation adjustments	(323)	659	(679)	560
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $66, $81, $134 and $161, respectively)	(119)	(145)	(242)	(289)

Total	$694	$36,291	$6,114	$52,664

        The balance included in accumulated other comprehensive (loss) income for cumulative translation adjustments as of June 30, 2010 and December 31, 2009 was $(1,425) and $(746), respectively.

        The Company recorded $0.1 million of unrealized foreign currency exchange losses and $0.5 million of unrealized foreign currency exchange gains which are reported in administrative expenses in the Company's statement of operations in the quarters ended June 30, 2010 and June 30, 2009, respectively. The Company recorded $0.5 million of unrealized foreign currency exchange losses and $0.2 million of unrealized foreign currency exchange gains which are reported in administrative expenses in the Company's statement of operations in the six months ended June 30, 2010 and June 30, 2009, respectively. These losses /gains resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 12 — Subsequent Events

Quarterly Dividend

        On July 27, 2010 the Company's Board of Directors approved and declared a $0.35 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 23, 2010 to shareholders of record at the close of business on September 2, 2010.

Amendment to 2009 Asset Backed Credit Facility

        On July 16, 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., reduced the size of its asset backed credit facility from $370 million to $325 million.

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

  •
  Equipment trading — we purchase containers from our shipping line customers and other sellers of containers, and sell these containers to container traders and users of containers for storage, one- way shipment or other uses.

Operations

        Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2010, our total fleet consisted of 765,366 containers and chassis, including containers under management for third parties, representing 1,245,758 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 193 third party container depot facilities in 37 countries as of June 30, 2010. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2010, our twenty largest customers accounted for 76% of our leasing revenues, our five largest customers accounted for 50% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.

        We primarily lease three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. We also lease chassis, which are generally used for the transportation of containers domestically, and tank containers, which are used to transport bulk liquid products such as chemicals. We also finance port equipment, which includes container cranes, reach stackers and other related equipment. Our in-house equipment sales group manages the disposal process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

        As of June 30, 2010, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	83%	57%
Refrigerated	5	24
Special	6	11
Chassis	1	3
Tank	—	1

Equipment leasing fleet	95	96
Equipment trading fleet	5	4

Total	100%	100%

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	June 30, 2010			December 31, 2009			June 30, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	606,933	26,384	633,317	564,885	28,068	592,953	588,718	29,212	617,930
Refrigerated	39,524	351	39,875	35,611	450	36,061	37,526	525	38,051
Special	44,056	2,304	46,360	45,238	2,619	47,857	46,757	2,756	49,513
Tank	1,849	—	1,849	1,350	—	1,350	1,350	—	1,350
Chassis	8,764	—	8,764	8,778	—	8,778	8,787	—	8,787

Equipment leasing fleet	701,126	29,039	730,165	655,862	31,137	686,999	683,138	32,493	715,631
Equipment trading fleet	35,201	—	35,201	14,947	—	14,947	11,105	—	11,105

Total	736,327	29,039	765,366	670,809	31,137	701,946	694,243	32,493	726,736

Percentage	96.2%	3.8%	100.0%	95.6%	4.4%	100.0%	95.5%	4.5%	100.0%

	Equipment Fleet in TEUs
	June 30, 2010			December 31, 2009			June 30, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	971,668	47,665	1,019,333	899,599	50,426	950,025	936,082	52,298	988,380
Refrigerated	74,158	619	74,777	65,971	758	66,729	69,158	863	70,021
Special	75,744	3,839	79,583	77,617	4,255	81,872	80,113	4,485	84,598
Tank	1,899	—	1,899	1,400	—	1,400	1,400	—	1,400
Chassis	15,584	—	15,584	15,612	—	15,612	15,628	—	15,628

Equipment leasing fleet	1,139,053	52,123	1,191,176	1,060,199	55,439	1,115,638	1,102,381	57,646	1,160,027
Equipment trading fleet	54,582	—	54,582	23,885	—	23,885	18,799	—	18,799

Total	1,193,635	52,123	1,245,758	1,084,084	55,439	1,139,523	1,121,180	57,646	1,178,826

Percentage	95.8%	4.2%	100.0%	95.1%	4.9%	100.0%	95.1%	4.9%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	June 30, 2010	December 31, 2009	June 30, 2009
Long-term leases	63.5%	68.7%	66.9%
Finance leases	10.1	11.7	11.7
Service leases	16.1	15.2	12.4
Expired long-term leases (units on hire)	10.3	4.4	9.0

Total	100.0%	100.0%	100.0%

        During 2009, we reached agreements with several of our customers that limit the total number of containers that could be returned from expired leases. During the redelivery limitation periods we have included the maximum number of containers that can be returned as expired term leases, while the balance of the affected units are included in current term leases. During the first half of 2010 several of these agreements expired.

        As of June 30, 2010, our long-term leases had an average remaining contract term of approximately 50 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing revenue exceeds our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenue is primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenue also includes ancillary fees generally driven by the volume of containers returned off-hire.

        As of June 30, 2010, our owned fleet included 1,193,635 TEUs, an increase of 10.1% from December 31, 2009, and an increase of approximately 6.5 % from June 30, 2009. The increase in fleet size during the first six months of 2010 was due to several factors, including an increase in new container purchases and the completion of several sale-leaseback transactions for trading containers.

        TAL has increased new container purchases in 2010 due to a strong recovery in demand for leased containers.  Trade volumes were exceptionally weak from the end of 2008 through the middle of 2009, leading to a decrease in demand for containers and a build-up of excess container inventories. In response to this, leasing companies and shipping lines effectively ceased purchasing containers in 2009, and we estimate that global container capacity decreased five percent or more from September 2008 through the end of 2009 as containers aged out of service and were not replaced. However, trade volumes began to recover in the second half of 2009, and they have improved steadily during the first six months of 2010. In 2010, this combination of decreased container capacity and recovering trade volumes has led to a global shortage of containers, strong leasing demand and rapidly increasing utilization for TAL.

        Due to the strong leasing demand, TAL has placed large orders for new containers in 2010. As of the end of July 2010, TAL has ordered over $675 million of new equipment, including 230,000 TEU of new dry containers and 21,000 TEU of new refrigerated containers. Slightly less than half of the ordered units were delivered by June 30, 2010, with the balance of existing orders generally scheduled for delivery during the third and early fourth quarters of 2010. TAL's purchases of new containers in 2010 have also been supported by a shift in the mix of shipping-line owned vs. leased containers. Historically, shipping lines have purchased and owned 55% to 60% of the containers they operate, and leased 40% to 45% of their operated containers from leasing companies like TAL. However, most shipping lines have been cautious about committing to large purchases of new containers this year despite the global container shortage. Many shipping lines continue to face financial constraints from reduced profitability and increased capital outlays associated with their aggressive ship building programs, and they are relying more heavily on the leasing market for access to additional container capacity.

        In the first six months of 2010, we sold approximately 42,477 TEUs of our owned containers, or 4.0% of our equipment leasing fleet as of the beginning of 2010. This annualized disposal rate of approximately 8.0% is similar to the 6 to 8% annual disposal rate we have been experiencing for the last few years, and is generally consistent with our expected long-term average disposal rate given the 12 - 14 year expected useful life of our containers. For much of 2009, our disposal rate did not keep pace with the rate at which older containers were being returned to us and our inventory of disposal containers increased throughout the year. However, drop-off volumes have decreased sharply in 2010 due to the global shortage of containers, and our disposal rate in the first half of 2010 was much higher than the rate at which older containers were returned to us. As a result, our inventory of disposal containers has been decreasing this year. If container drop off volumes remain exceptionally low in the second half of 2010, our disposal rate may begin to decrease.

        Our average utilization was 95.4% in the second quarter of 2010, an increase of 8.4% from the second quarter of 2009, and an increase of 3.6% from the first quarter of 2010. Ending utilization increased 3.7% from 93.4% as of March 31, 2010 to 97.1% as of June 30, 2010. The increase in our utilization in the second quarter of 2010 was mainly the result of strong leasing demand for our dry containers due to the combination of recovering containerized trade volumes and the 2009 decrease in global container capacity. We expect utilization for our dry containers to remain strong for the remainder of 2010.

        Utilization and leasing demand for our refrigerated containers remained strong in the second quarter of 2010. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 24% of our leasing revenue. Leasing demand for special containers was moderate in the second quarter of 2010 while demand for our chassis product line remained weak due to an oversupply of chassis in the marketplace.

        The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009
Average Utilization	95.4%	91.8%	88.7%	86.2%	87.0%	90.1%

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Ending Utilization	97.1%	93.4%	90.3%	87.6%	85.9%	88.5%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average lease rates for our dry container product line in the second quarter of 2010 were 0.5% lower compared to the average level of the second quarter of 2009 and 5.0% higher than the first quarter of 2010. The increase in average lease rates from the first quarter to the second quarter of 2010 was primarily the result of the expiration of incentives that had been provided to certain customers to encourage them to pick-up or keep units on-hire. In addition, due to the high current cost of new dry containers, new units picked up during the second quarter were placed on leases with lease rates significantly higher than the average rates in our portfolio. We expect our average lease rates for dry containers to continue to increase throughout the remainder of 2010 as previously-issued incentives continue to expire and as containers are supplied to leases with above-average lease rates.

        Average lease rates for refrigerated containers in the second quarter of 2010 were 2.7% lower compared to the second quarter of 2009, and 0.3% lower than the first quarter of 2010, while average rental rates for our special containers were 0.4% lower during the second quarter of 2010 compared to the second quarter of 2009 and flat compared to the first quarter of 2010. The decrease in average lease rates for our refrigerated containers from the second quarter of 2009 to the second quarter of 2010 was primarily due to lease rate concessions provided to certain customers in 2009 for lease extension transactions. In addition, market leasing rates for new refrigerated containers remain slightly below our portfolio average rates due to a decrease in the price of new refrigerated containers over the last several years. The decrease in average leasing rates for special containers from the second quarter of 2009 to the second quarter of 2010 was primarily due to discounts associated with lease extension transactions completed in 2009.

        Fee and ancillary revenue decreased more than 50% in the second quarter of 2010 compared to the second quarter of 2009. Most of our fee and ancillary revenue, including repair charges, handling fees and logistical and early termination fees, are related to container drop-offs, and the volume of container drop-offs was exceptionally low in the second quarter of 2010 due to the global shortage of containers.

        During the second quarter of 2010, we recognized a $7.2 million gain on the sale of our used containers compared to a $2.4 million gain in the second quarter of 2009 and $4.5 million in the first quarter 2010. The increase compared to the second quarter of 2009 and first quarter of 2010 mainly resulted from higher selling prices. Looking forward, we expect used container selling prices to remain high for the rest of this year due to the global shortage of container capacity and decreasing inventories of disposal containers, though the size of our gains may start to be constrained by lower selling volumes if drop-off volumes remain exceptionally low.

        During the second quarter of 2010, we recognized a net equipment trading margin of $1.3 million on the sale of equipment purchased for resale, compared to a $0.2 million margin in the second quarter of 2009 and a $0.6 million margin in the first quarter 2010. In 2009, our trading margins decreased from the high levels achieved in previous years as we decreased our purchase volumes due to concerns about future selling prices, and as we experienced low per-unit margins from selling containers that had been purchased in prior years at relatively high prices. In 2010, our per unit trading margins have improved due to an increase in used container selling prices, though we expect overall trading margins to remain historically low due to low trading volumes. Beginning in the fourth quarter of 2009, we started to significantly increase our purchases of trading containers, and our equipment trading inventory increased to 54,582 TEU as of June 30, 2010 compared to 16,590 TEU as of September 30, 2009. However, most of these trading containers were purchased through sale-leaseback transactions with our shipping line customers, and are not expected to be returned to us in the near future due to the current worldwide shortage of containers.

        Our ownership expenses, principally depreciation and interest expense, decreased by $0.4 million, or 0.9% in the second quarter of 2010 as compared to the second quarter of 2009.  While TAL has committed to large new container purchases this year, our equipment fleet decreased throughout 2009, and large scale deliveries of new containers just started to ramp-up in the second quarter of 2010. As a result, our average fleet size in the second quarter of 2010 was only slightly larger than the average size of our fleet in the second quarter of 2009. In addition, we typically pay for containers several months after they are delivered, so the financing cost of our 2010 container orders was not yet highly reflected in our interest expense in the second quarter. Our ownership expenses should start to increase during the second half of this year as the bulk of our equipment is delivered, paid for and placed on-hire.

        For the second quarter of 2010, we reversed $0.5 million of our allowance for doubtful accounts, as compared to a provision of $0.1 million in the second quarter of 2009. In the second quarter of 2010, our provision for doubtful accounts reflected the reversal of provisions for certain customers recorded in 2009 that were no longer deemed necessary.

        Our credit performance remained strong in the first six months of 2010, and the profitability in the shipping industry has improved significantly with most shipping lines projecting solid profitability for the full year 2010 compared to the large losses most of them recorded in 2009. However, shipping lines continue to face excess vessel capacity and recent improvements in freight rates and shipping line profitability may be pressured if trade volumes drop from their current level. In addition, several major shipping lines, including our largest customer, are currently involved in comprehensive financial restructuring negotiations with their major creditors; according we remain vigilant with our credit and collection processes.

        If one of our major customers were to default on our leases and cease operations because of deterioration in its financial performance, we would face reduced revenues and we would likely incur significant write-offs due to lost units and recovery expenses. While the current shortage of container capacity and resulting strong current leasing demand would help our recovery and re-marketing efforts in a default situation, we still expect that the financial impact of a major customer default would be significant. We do not maintain an equipment reserve for units on lease to performing customers, so a major customer default would have a significant impact on our financial statements at the time the major customer defaults. To mitigate this impact from potential defaults, we entered into a credit insurance policy in the third quarter of 2009 that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

        Our direct operating expenses were $6.6 million in the second quarter of 2010, compared to $9.6 million in the second quarter of 2009, and $8.2 million in the first quarter of 2010. We incurred significantly less repair and storage costs in the second quarter of 2010 due to less redeliveries and fewer units off-hire during the period.

Treasury Stock

        There were no material Treasury Stock repurchases during the six months ended June 30, 2010, compared to such purchases during the equivalent periods in 2009. The following amounts of Treasury Stock were purchased during the six months ended June 30, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2009	1,021,918	$8.2 million
June 30, 2009	355,915	$3.1 million

Total	1,377,833	$11.3 million

Dividends

        We paid the following quarterly dividends during the six months ended June 30, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2010	June 24,2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Results of Operations

        The following table summarizes our results of operations for the three and six months ended June 30, 2010 and 2009 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$75,495	86.4%	$79,350	88.1%	$148,358	88.9%	$162,452	85.4%
Equipment trading revenue	10,956	12.6	9,747	10.8	16,694	10.0	25,835	13.6
Management fee income	725	0.8	669	0.8	1,493	0.9	1,338	0.7
Other revenues	188	0.2	293	0.3	417	0.2	589	0.3

Total revenues	87,364	100.0	90,059	100.0	166,962	100.0	190,214	100.0
Operating expenses (income):
Equipment trading expenses	9,675	11.0	9,582	10.6	14,853	8.9	24,357	12.8
Direct operating expenses	6,637	7.6	9,641	10.7	14,817	8.9	19,466	10.2
Administrative expenses	10,543	12.1	9,763	10.8	21,098	12.6	21,385	11.2
Depreciation and amortization	28,287	32.4	29,354	32.6	55,253	33.1	58,463	30.8
(Reversal) provision for doubtful accounts	(530)	(0.6)	77	0.1	(598)	(0.4)	398	0.2
Net (gain) on sale of leasing equipment	(7,235)	(8.3)	(2,448)	(2.7)	(11,703)	(7.0)	(6,044)	(3.2)

Total operating expenses	47,377	54.2	55,969	62.1	93,720	56.1	118,025	62.0

Operating income	39,987	45.8	34,090	37.9	73,242	43.9	72,189	38.0
Other expenses (income):
Interest and debt expense	17,773	20.3	17,120	19.0	34,815	20.9	34,481	18.1
(Gain) on debt extinguishment	—	—	(14,130)	(15.7)	—	—	(14,130)	(7.4)
Unrealized loss (gain) on interest rate swaps	15,002	17.2	(24,455)	(27.1)	21,786	13.0	(29,518)	(15.5)

Total other expenses (income)	32,775	37.5	(21,465)	(23.8)	56,601	33.9	(9,167)	(4.8)

Income before income taxes	7,212	8.3	55,555	61.7	16,641	10.0	81,356	42.8
Income tax expense	2,560	2.9	19,778	22.0	6,090	3.7	28,963	15.2

Net income	$4,652	5.4%	$35,777	39.7%	$10,551	6.3%	$52,393	27.6%

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009.

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

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$67,000	$65,817
Fee and ancillary lease revenue	3,851	8,160

Total operating lease revenue	70,851	73,977
Finance lease revenue	4,644	5,373

Total leasing revenues	$75,495	$79,350

        Total leasing revenues were $75.5 million for the three months ended June 30, 2010, compared to $79.4 million for the three months ended June 30, 2009, a decrease of $3.9 million, or 4.9%.

        Per diem revenue increased by $1.2 million compared to 2009. The primary reasons for the increase are as follows:

  •
  $4.9 million increase due to an increase in utilization primarily for our dry and refrigerated containers.

  •
  $1.0 million increase due to several purchase leaseback transactions completed in 2010 in our equipment trading segment.

  •
  $3.5 million decrease due to the recognition of fee revenue for the early termination of contracts in the second quarter of 2009, that did not reoccur in 2010; and

  •
  $0.9 million decrease due to lower per diem rates resulting from a significant number of units picked up in late 2009 and early 2010 on incentive leases providing free rental periods.

        Fee and ancillary lease revenue decreased by $4.3 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume.

        Finance lease revenue decreased by $0.7 million in 2010, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Equipment trading revenues	$10,956	$9,747
Equipment trading expenses	(9,675)	(9,582)

Equipment trading margin	$1,281	$165

        The equipment trading margin increased $1.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The trading margin increased primarily due to an increase in selling prices.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $6.6 million for the three months ended June 30, 2010, compared to $9.6 million for the three months ended June 30, 2009, a decrease of $3.0 million. The primary reasons for the decrease are as follows:

  •
  $3.6 million decrease in storage and handling costs due to a decrease in units off-hire;

  •
  $0.7 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers;

  •
  $1.0 million increase in surveying costs and inspection costs due to an increase in new equipment purchases.

        Administrative expenses.    Administrative expenses were $10.5 million for the three months ended June 30, 2010, compared to $9.8 million for the three months ended June 30, 2009, an increase of $0.7 million or 7.1%. The increase was primarily due to foreign currency losses incurred on our Euro and GBP denominated assets.

        Depreciation and amortization.    Depreciation and amortization was $28.3 million for the three months ended June 30, 2010, compared to $29.4 million for the three months ended June 30, 2009, a decrease of $1.1 million or 3.7%. Depreciation decreased by $1.5 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009 and increased by $0.4 million due to a net increase in the size of the depreciable fleet.

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.5 million for the three months ended June 30, 2010, compared to a provision for doubtful accounts of $0.1 million for the three months ended June 30, 2009. The decrease in the provision for doubtful accounts in the second quarter of 2010 was due to the reversal of certain provisions recorded in 2009 due to better than expected container recoveries.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $7.2 million for the three months ended June 30, 2010, compared to a gain of $2.4 million for the three months ended June 30, 2009, an increase of $4.8 million. Gain on sale increased by $4.0 million due to higher selling prices and $0.4 million due to a higher volume of units sold. In addition, gain on sale increased by $0.3 million due to lower selling costs.

        Interest and debt expense.    Interest and debt expense was $17.8 million for the three months ended June 30, 2010, compared to $17.1 million for the three months ended June 30, 2009, an increase of $0.7 million. The increase was primarily due to an increase in our average effective interest rate, partially offset by lower debt outstanding during the quarter.

        (Gain) on debt extinguishment.    There were no gains on debt extinguishment for the three months ended June 30, 2010. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the three months ended June 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

        Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $15.0 million for the three months ended June 30, 2010, compared to an unrealized gain of $24.5 million for the three months ended June 30, 2009. The fair value of the interest rate swap contracts not designated was a liability of $81.6 million at June 30, 2010, compared to a net liability of $59.6 million at December 31, 2009. The increase in the liability resulted from a decrease in long-term interest rates in 2010.

        Income tax expense.    Income tax expense was $2.6 million for the three months ended June 30, 2010, compared to $19.8 million for the three months ended June 30, 2009.The effective tax rates were 35.5% for the three months ended June 30, 2010 and 35.6% for the three months ended June 30, 2009.

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

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009.

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

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$129,265	$134,033
Fee and ancillary lease revenue	9,579	17,991

Total operating lease revenue	138,844	152,024
Finance lease revenue	9,514	10,428

Total leasing revenues	$148,358	$162,452

        Total leasing revenues were $148.4 million for the six months ended June 30, 2010, compared to $162.5 million for the six months ended June 30, 2009, a decrease of $14.1 million, or 8.7%.

        Per diem revenue decreased by $4.8 million compared to 2009. The primary reasons for the decrease are as follows:

  •
  $5.7 million decrease due to lower per diem rates resulting from discount incentives mainly provided over the course of 2009 and a significant number of units picked up in late 2009 and early 2010 on incentive leases providing free rental periods.

  •
  $3.0 million decrease due to the recognition of fee revenue for the early termination of contracts during the first half of 2009, that did not reoccur in 2010;

  •
  $2.4 million increase due to an increase in average units on hire. This reflects an increased number of average dry, refrigerated and special containers in our fleet; and

  •
  $1.8 million increase due to several purchase leaseback transactions completed in 2010 in our equipment trading segment.

        Fee and ancillary lease revenue decreased by $8.4 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume.

        Finance lease revenue decreased by $0.9 million in 2010, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Equipment trading revenues	$16,694	$25,835
Equipment trading expenses	(14,853)	(24,357)

Equipment trading margin	$1,841	$1,478

        The equipment trading margin increased $0.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The trading margin increased by $1.2 million due to an increase in selling prices, partially offset by a $0.8 million reduction in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $14.8 million for the six months ended June 30, 2010, compared to $19.5 million for the six months ended June 30, 2009, a decrease of $4.7 million. The primary reasons for the decrease are as follows:

  •
  $4.3 million decrease in storage and handling costs due to a decrease in units off-hire;

  •
  $2.1 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers; and

  •
  $1.6 million increase in surveying costs due to an increase in new equipment purchases.

        Administrative expenses.    Administrative expenses were $21.1 million for the six months ended June 30, 2010, compared to $21.4 million for the six months ended June 30, 2009, a decrease of $0.3 million or 1.4%. The decrease was primarily due to lower salary and benefits in 2010 as compared to 2009, which included one-time severance charges and employee terminations that occurred in 2009. Partially offsetting these decreases were higher foreign currency losses incurred on our Euro and GBP denominated assets and higher incentive charges in 2010.

        Depreciation and amortization.    Depreciation and amortization was $55.3 million for the six months ended June 30, 2010, compared to $58.5 million for the six months ended June 30, 2009, a decrease of

$3.2 million or 5.5%. Depreciation decreased by $3.0 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009 and by $0.2 million due to a net smaller depreciable fleet.

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.6 million for the six months ended June 30, 2010, compared to a provision for doubtful accounts of $0.4 million for the six months ended June 30, 2009. The decrease in the provision for doubtful accounts was due to the reversal of certain provisions recorded in 2009 due to better than expected container recoveries.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $11.7 million for the six months ended June 30, 2010, compared to a gain of $6.0 million for the six months ended June 30, 2009, an increase of $5.7 million. Gain on sale increased by $3.4 million due to higher selling prices and by $1.4 million due to a higher volume of units sold. In addition, there was $0.8 million in lower selling costs.

        Interest and debt expense.    Interest and debt expense was $34.8 million for the six months ended June 30, 2010, compared to $34.5 million for the six months ended June 30, 2009, an increase of $0.3 million. The increase was primarily due to an increase in our average effective interest rate, partially offset by lower average debt outstanding during the six months.

        (Gain) on debt extinguishment.    There were no gains on debt extinguishment for the six months ended June 30, 2010. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the six months ended June 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

        Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $21.8 million for the six months ended June 30, 2010, compared to an unrealized gain of $29.5 million for the six months ended June 30, 2009. The fair value of the interest rate swap contracts not designated was a liability of $81.6 million at June 30, 2010, compared to a net liability of $59.6 million at December 31, 2009. The increase in the liability resulted from a decrease in long-term interest rates in 2010.

        Income tax expense.    Income tax expense was $6.1 million for the six months ended June 30, 2010, compared to $29.0 million for the six months ended June 30, 2009.The effective tax rates were 36.6% for the six months ended June 30, 2010 and 35.6% for the three months ended June 30, 2009. The higher effective tax rate reported for the six months ended June 30, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. We anticipate that our annual effective tax rate will be approximately 35.5%.

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

Segment Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Total revenues	$75,430	$80,115
Depreciation and amortization expense	28,110	29,310
Interest and debt expense	17,281	16,918
Net (gain) on sale of leasing equipment	(7,191)	(2,448)
Income before income taxes(1)	20,852	17,068

(1)
Income before income taxes excludes unrealized losses of $15,002 and gains of $24,455 on interest rate swaps for the three months ended June 30, 2010 and 2009, respectively. Income before income taxes also excludes gains on debt extinguishment of $14,130 for the three months ended June 30, 2009.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $75.4 million in the three months ended June 30, 2010 compared to $80.1 million in the three months ended June 30, 2009, a decrease of $4.7 million, or 5.9%. The primary reasons for the decrease are as follows:

  •
  $4.3 million decrease in fee and ancillary lease revenue primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume;

  •
  $3.5 million decrease due to the recognition of fee revenue for the early termination of contracts in the second quarter of 2009 that did not reoccur in 2010.

  •
  $0.7 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

  •
  $0.9 million decrease due to lower per diem rates resulting from a significant number of units picked up in late 2009 and early 2010 on incentive leases providing free rental periods.

  •
  $4.9 million increase due to an increase in utilization primarily for our dry and refrigerated containers.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $20.9 million in the three months ended June 30, 2010 compared to $17.1 million in the three months ended June 30, 2009, an increase of $3.8 million, or 22.2%. The primary reasons for the increase in income before income taxes are as follows:

  •
  $ 4.8 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices.

  •
  $3.0 million decrease in direct operating expenses, primarily related to decreased storage and handling costs

  •
  $1.1 million decrease in depreciation expense, primarily due to another vintage year of containers becoming fully depreciated and very limited purchases of new equipment in 2009;

  •
  $4.7 million decrease in Equipment leasing revenue in 2010;

  •
  $0.4 million increase in interest expense, primarily due to an increase in our average effective interest rate.

Segment Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

        The following table lists selected revenue and expense items for our Equipment leasing segment for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Total revenues	$148,626	$164,056
Depreciation and amortization expense	54,947	58,385
Interest and debt expense	33,952	34,098
Net (gain) on sale of leasing equipment	(11,659)	(6,044)
Income before income taxes(1)	36,514	37,179

(1)
Income before income taxes excludes unrealized losses of $21,786 and gains of $29,518 on interest rate swaps of for the six months ended June 30, 2010 and 2009, respectively. Income before income taxes also excludes gains on debt extinguishment of $14,130 for the six months ended June 30, 2009.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $148.6 million in the six months ended June 30, 2010 compared to $164.1 million in the six months ended June 30, 2009, a decrease of $15.5 million, or 9.4%. The primary reasons for the decrease are as follows:

  •
  $8.4 million decrease in fee and ancillary lease revenue due to a decrease in repair and handling revenue resulting from a significant decrease in drop-off volume.

  •
  $5.7 million decrease due to lower per diem rates resulting from discount incentives mainly provided over the course of 2009 and a significant number of units picked up in late 2009 and early 2010 on incentive leases providing free rental periods.

  •
  $3.0 million decrease due to the recognition of fee revenue for the early termination of contracts during the first half of 2009, that did not reoccur in 2010.

  •
  $0.9 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

  •
  $2.4 million increase due to an increase in average units on hire. This reflects an increased number of average dry, refrigerated and special containers in our fleet.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $36.5 million in the six months ended June 30, 2010 compared to $37.2 million in the six months ended June 30, 2009, a decrease of $0.7 million, or 1.9%. The primary reasons for the decrease in income before income taxes are as follows:

  •
  $15.5 million decrease in Equipment leasing revenue in 2010;

  •
  $3.5 million decrease in depreciation expense, primarily due to another vintage year of containers becoming fully depreciated and very limited purchases of new equipment in 2009;

  •
  $4.7 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with decreased drop-off volumes and improved utilization;

  •
  $5.7 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices in 2010 compared to 2009.

  •
  $1.0 million decrease in provision for doubtful accounts related to reversals of certain provisions recorded in 2009 due to better than expected container recoveries.

Equipment trading

        We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment. Equipment trading segment revenues primarily represent the proceeds on the sale of containers purchased for resale. Also included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs. Other expenses in this segment include administrative overhead expenses, depreciation expense, provision for doubtful accounts and interest expense.

Segment Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Total leasing revenues	$978	$197
Equipment trading revenues	10,956	9,747
Equipment trading expense	(9,675)	(9,582)

Equipment trading margin	1,281	165
Interest and debt expense	492	202
Income (loss) before income taxes(1)	1,362	(98)

(1)
Income (loss) before income taxes excludes unrealized losses of $15,002 and gains of $24,455 on interest rate swaps for the three months ended June 30, 2010 and 2009, respectively. Income (loss) before income taxes also excludes gains on debt extinguishment of $14,130 for the three months ended June 30, 2009.

        Equipment trading margin.    The equipment trading margin, the difference between Equipment trading revenue and expenses, increased $1.1 million in 2010 compared to 2009 primarily due to higher selling prices.

        Equipment trading income (loss) before income taxes.    Income before income taxes for the Equipment trading segment was $1.4 million in the three months ended June 30, 2010, compared to a loss of $0.1 million for the three months ended June 30, 2009. Income before income taxes increased due to an increase in the equipment trading margin, as well as an increase in leasing revenue resulting from several sale leaseback transactions completed in the first quarter of 2010.

Segment Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

        The following table lists selected revenue and expense items for our Equipment trading segment for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Total leasing revenues	$1,642	$323
Equipment trading revenues	16,694	25,835
Equipment trading expense	(14,853)	(24,357)

Equipment trading margin	1,841	1,478
Interest and debt expense	863	383
Income before income taxes(1)	1,913	529

(1)
Income before income taxes excludes unrealized losses of $21,786 and gains of $29,518 on interest rate swaps for the six months ended June 30, 2010 and 2009, respectively. Income before income taxes also excludes gains on debt extinguishment of $14,130 for the six months ended June 30, 2009.

        Equipment trading margin.    The equipment trading margin, the difference between Equipment trading revenue and expenses, increased $0.4 million in 2010 compared to 2009 primarily due to higher selling prices.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $1.9 million in the six months ended June 30, 2010, compared to $0.5 million for the six months ended June 30, 2009. Income before income taxes increased due to an increase in the equipment trading margin, as well as an increase in leasing revenue resulting from several sale leaseback transactions completed in the first half of 2010 and a decrease in administrative expenses due to lower allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the number of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the six months ended June 30, 2010, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $119.0 million. In addition, as of June 30, 2010 we had $66.5 million of unrestricted cash and $470.0 million of additional borrowing capacity under our current credit facilities.

        As of June 30, 2010, major committed cash outflows in the next 12 months include $362.8 million of committed but unpaid capital expenditures and $199.2 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and available additional borrowing capacity under our current credit facilities will be sufficient to meet our committed obligations over the next 12 months.

        At June 30, 2010, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitizations (ABS)
Term notes — Series 2006-1	$329.6	$329.6
Term notes — Series 2005-1	318.8	318.8
Term notes — Series 2010-1	197.0	197.0
2008 Asset backed credit facility	225.0	225.0
2009 Asset backed credit facility	50.0	370.0
Revolving credit facility	—	100.0
Finance lease facility	34.4	34.4
2007 Term loan facility	23.6	23.6
2009 Term loan facilities	30.8	30.8
2010 Term loan facilities	49.6	99.6
Port equipment facility	8.1	8.1
Capital lease obligations	87.1	87.1

Total debt	$1,354.0	$1,824.0

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

    Debt Covenants

        We are subject to certain financial covenants under our debt facilities. At June 30, 2010, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated at the consolidated level and for TAL Advantage I LLC, TAL Advantage II LLC and TAL Advantage III LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for our Asset backed securitizations (ABS), 2008 and 2009 Asset backed facilities and Revolving credit facility and at 1.05 to 1.00 for the Finance lease facility. The TAL Advantage I LLC and the TAL Advantage II LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the Asset backed securitization and the Asset backed credit facilities. The TAL Advantage III LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.30 to 1.00 for the 2009 Asset Backed Credit Facility.

        TAL Advantage IV LLC is a wholly owned special purpose entity whose primary activity is to issue asset backed notes. TAL Advantage IV LLC must maintain a Minimum EBIT to Cash Interest Expense ratio of 1.10 to 1.00. The first compliance date for this covenant is December 31, 2010.

        Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of June 30, 2010 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II	TAL Adv III(2)
Net income (loss)	$29,744	$23,195	$(2,305)	$(776)
Plus: Income tax expense (benefit)	16,395	12,786	(1,270)	(427)
Interest expense including write-off of deferred financing costs	69,141	36,406	13,071	2,862
Unrealized losses (gains) on interest rate swaps	16,153	3,580	9,393	1,833
All other non-cash expenses	1,588	152	4	62

EBIT	$133,021	$76,119	$18,893	$3,554

Interest expense (excluding interest income of $71, $8, $0 and $0 respectively)	$69,212	$36,414	$13,071	$2,862
Amortization and write-off of deferred financing costs	(1,449)	(599)	(294)	(249)
Accrued interest (represents 2010 interest expense not paid)	(2,715)	(919)	(371)	(190)
Cash payments of prior period accrued interest	2,293	944	339	—

Cash Interest Expense	$67,341	$35,840	$12,745	$2,423

EBIT to Cash Interest Expense Ratio	1.98	2.12	1.48	1.47
Required Minimum EBIT to Cash Interest Expense Ratio	1.10 / 1.05	1.10	1.10	1.30

(1)
The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC, TAL Advantage II, LLC and TAL Advantage III, LLC.

(2)
TAL Advantage III, LLC commenced operations effective November 1, 2009, therefore the calculation of EBIT to Cash Interest Expense represents the period from November 1, 2009 to June 30, 2010.

    Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.

        For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At June 30, 2010, the required minimum TNW for the ABS facilities was $420.8 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

        The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, 2008 and 2009 Asset backed credit facilities, 2007 Term loan and Revolving credit facility and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

        Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of June 30, 2010 for the ABS, Asset backed credit facilities and other facilities (in thousands):

	Other Facilities*	ABS	2008/2009 Asset Backed Credit Facilities
Minimum TNW:
Tangible Assets
Total Assets	$2,053,533	$2,053,533	$2,053,533
Deferred Financing Costs	(16,374)	(16,374)	(16,374)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(1,270)	(1,270)	(1,270)
Fair value of derivative instruments (asset)	(1,510)	(1,510)	(1,510)

Total Tangible Assets	$1,962,481	$1,962,481	$1,962,481

All indebtedness:
Total debt	$1,354,038	$1,354,038	$1,354,038
Accrued interest	2,715	2,715	2,715
Fair value of derivative instruments (liability)	87,139	N/A	N/A
Equipment purchases payable	48,421	48,421	48,421

Total Indebtedness	$1,492,313	$1,405,174	$1,405,174

TNW (Total Tangible Assets less Total Indebtedness)	$470,168	$557,307	$557,307

Required Minimum TNW	$300,000	$420,780	$420,780

Maximum Indebtedness to TNW:
Total Indebtedness	$1,492,313	$1,405,174	$1,405,174
Fair value of derivative instruments (liability)	N/A	87,139	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,492,313	$1,492,313	$1,405,174

TNW	$470,168	$557,307	$557,307

Total Indebtedness / TNW	3.17	2.68	2.52
Maximum Allowable Indebtedness to TNW	4.75 / 5.00	4.75	4.75

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

Treasury Stock

        There were no material Treasury Stock repurchases during the six months ended June 30, 2010, compared to such purchases during the equivalent periods in 2009. The following amounts of Treasury Stock were purchased during the six months ended June 30, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2009	1,021,918	$8.2 million
June 30, 2009	355,915	$3.1 million

Total	1,377,833	$11.3 million

Dividends

        We paid the following quarterly dividends during the six months ended June 30, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2010	June 24,2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Cash Flow

        The following table sets forth certain cash flow information for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$63,096	$98,450

Net cash used in investing activities:
Purchases of leasing equipment	$(273,039)	$(27,184)
Investment in finance leases	(433)	(26,713)
Proceeds from sale of equipment, net of selling costs	39,634	33,063
Cash collections on finance lease receivables, net of income earned	16,273	15,156
Other	(124)	(32)

Net cash used in investing activities	$(217,689)	$(5,710)

Net cash provided by (used in) financing activities	$161,183	$(91,287)

Operating Activities

        Net cash provided by operating activities decreased by $35.4 million to $63.1million in the six months ended June 30, 2010, compared to $98.5 million in the six months ended June 30, 2009 primarily due to decrease in the level of cash generated by operating income of $8.2 million, the timing of cash collections on our accounts receivables, and an increase in net purchases of trading containers.

        In the first six months of 2009, we experienced collections in excess of our billings of $10.5 million, versus the first six months of 2010, when billings exceeded collections by $5.9 million. In addition, during the first six months of 2010, we had net purchases of trading equipment of $4.9 million, while we had net disposals of trading equipment of $4.0 million in the first six months of 2009.

Investing Activities

        Net cash used in investing activities increased by $212.0 million to $217.7 million in the six months ended June 30, 2010 compared to $5.7 million in 2009. Major reasons for the increase were as follows:

  •
  Capital expenditures were $273.4 million, including investments in finance leases of $0.4 million, in the six months ended June 30, 2010 compared to $53.9 million, including investments in finance leases of $26.7 million, for 2009. Capital expenditures increased in 2010 primarily due to an increase in the number of leasing units purchased, as well as the high cost of new equipment.

  •
  Sales proceeds from the disposal of equipment increased $6.6 million to $39.6 million in the six months ended June 30, 2010 compared to $33.1 million in 2009. Proceeds from the disposal of used containers in 2010 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $1.1million to $16.3 million in the six months ended June 30, 2010 compared to $15.2 million in 2009 as a result of a larger portion of payments made on finance leases being principal versus interest.

Financing Activities

        Net cash provided by financing activities was $161.2 million in the six months ended June 30, 2010 compared to net cash used in financing activities of $91.3 million for the same period in 2009.

        During the six months ended June 30, 2010, we had net borrowings of $194.2 million under our various credit facilities, primarily used to finance the purchase of new equipment, as compared to net payments of $58.7 million under our various credit facilities and capital lease obligations during the six months ended June 30, 2009. During the six months ended June 30, 2010, we paid $16.7 million in dividends as compared to $0.6 million in dividends paid during the six months ended June 30, 2009. In 2009, we repurchased treasury stock for $11.3 million and paid $20.7 million for the repurchase of debt prior to maturity.

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

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2010:

	Contractual Obligations by Period
	(dollars in millions)
Contractual Obligations:	Total	Remaining 2010	2011	2012	2013	2014 and thereafter
Total debt obligations(1)	$1,545.8	$146.5	$237.4	$227.3	$211.5	$723.1
Capital lease obligations(2)	105.0	2.8	13.0	13.2	11.2	64.8
Operating leases (mainly facilities)	4.3	1.3	2.1	0.9	—	—
Purchase obligations:
Equipment purchases payable	48.4	48.4	—	—	—	—
Equipment purchase commitments	314.4	314.4	—	—	—	—

Total contractual obligations	$2,017.9	$513.4	$252.5	$241.4	$222.7	$787.9

(1)
Amounts include actual and estimated interest for floating-rate debt based on June 30, 2010 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        As of June 30, 2010, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities (excluding $200 million notional value on an interest rate swap contract effective August 2010) as summarized below:

Total Notional Amount at June 30, 2010	Weighted Average Fixed Leg Interest Rate at June 30, 2010	Weighted Average Remaining Term
$1,129 million	4.2%	3.1 years

        Most of the changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps. We entered into a swap in June 2010 which has been designated as a cash flow hedging instrument, and the effective portion of the change in its fair value is reflected in accumulated other comprehensive (loss) income on the Company's balance sheet as of June 30, 2010.

        Since approximately 83% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by certain changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter and six months ended June 30, 2010, unrealized losses on interest rate swaps totaled $15.0 million and $21.8 million, respectively, compared to unrealized gains on interest rate swaps of $24.5 million and $29.5 million, respectively, for the quarter and six months ended June 30, 2009.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and company obligations, and most of our revenues and expenses in 2010 and 2009 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies. We recorded $0.1 million of unrealized foreign currency exchange losses and $0.5 million of unrealized foreign currency exchange gains in the quarters ended June 30, 2010 and June 30, 2009, respectively. We recorded $0.5 million of unrealized foreign currency exchange losses and $0.2 million of unrealized foreign currency exchange gains in the six months ended June 30, 2010 and June 30, 2009, respectively, These gains / losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $1.5 million at June 30, 2010, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. Our share purchase activity during the quarter ended June 30, 2010 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	—	—	—	989,038
May 1 – 31, 2010	881	$25.99	881	988,157
June 1 – 30, 2010	—	—	—	988,157

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.44*	Amendment No. 4 dated June 21, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.45*
Amendment No. 5 dated June 21, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
4.46*	Amendment No. 2 dated June 21, 2010 to the Indenture dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.47*	Indenture, dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee.
4.48*	Series 2010-1 Supplement dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee.
4.49*	Management Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC.

Exhibit Number	Exhibit Description
4.50*	Contribution and Sale Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC.
4.51*	Transition Agent Agreement dated as of June 28, 2010 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage IV LLC.
4.52*	Series 2010-1 Note Purchase Agreement dated as of June 28, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC.
4.53*	Amendment No. 3 dated as of July 16, 2010 to the Indenture dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.54*	Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation.
4.55*	Amendment No. 5 dated July 16 2010 to Series 2009-1 Supplement dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association.
4.56*
Amendment No. 6 dated July 16, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto.
10.16*	Agreement dated June 1, 2010 by and among TAL International Group, Inc. and certain of its stockholders
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
July 30, 2010	By:	/s/ John Burns
John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)