Form 10-Q
period 2010-09-30
TAL International Group, Inc.
filed 2010-11-01
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number-001-32638

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

        As of November 1, 2010, there were 30,708,223 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2010 (unaudited) and December 31, 2009 and for the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited) included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 1, 2010, from which the accompanying December 31, 2009 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $488,077 and $420,517	$1,863,963	$1,357,539
Net investment in finance leases, net of allowances of $1,204 and $1,618	176,594	199,989
Equipment held for sale	22,372	46,291

Revenue earning assets	2,062,929	1,603,819
Cash and cash equivalents (including restricted cash of $21,065 and $13,714)	72,826	73,604
Accounts receivable, net of allowances of $489 and $757	41,943	33,086
Leasehold improvements and other fixed assets, net of accumulated depreciation and amortization of $5,312 and $5,142	874	972
Goodwill	71,898	71,898
Deferred financing costs	15,394	8,882
Other assets	9,064	6,043
Fair value of derivative instruments	849	2,674

Total assets	$2,275,777	$1,800,978

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$164,507	$3,312
Fair value of derivative instruments	103,809	61,799
Accounts payable and other accrued expenses	43,580	42,845
Net deferred income tax liability	121,057	112,895
Debt	1,436,558	1,161,298

Total liabilities	1,869,511	1,382,149
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,720,066 and 33,592,066 shares issued respectively	34	33
Treasury stock, at cost, 3,011,843 and 3,009,171 shares, respectively	(37,535)	(37,489)
Additional paid-in capital	399,399	398,016
Accumulated earnings	52,941	58,253
Accumulated other comprehensive (loss) income	(8,573)	16

Total stockholders' equity	406,266	418,829

Total liabilities and stockholders' equity	$2,275,777	$1,800,978

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Leasing revenues:
Operating leases	$81,250	$69,088	$220,094	$221,112
Finance leases	4,448	5,096	13,962	15,524

Total leasing revenues	85,698	74,184	234,056	236,636
Equipment trading revenue	9,273	7,869	25,967	33,704
Management fee income	786	675	2,279	2,013
Other revenues	45	188	462	777

Total revenues	95,802	82,916	262,764	273,130

Operating expenses (income):
Equipment trading expenses	7,575	7,578	22,428	31,935
Direct operating expenses	5,032	9,134	19,849	28,600
Administrative expenses	9,979	9,192	31,077	30,577
Depreciation and amortization	31,489	29,380	86,742	87,843
(Reversal) provision for doubtful accounts	(162)	(15)	(760)	383
Net (gain) on sale of leasing equipment	(8,547)	(1,243)	(20,250)	(7,287)

Total operating expenses	45,366	54,026	139,086	172,051

Operating income	50,436	28,890	123,678	101,079
Other expenses (income):
Interest and debt expense	21,793	17,024	56,608	51,505
Write-off of deferred financing costs	675	—	675	—
(Gain) on debt extinguishment	—	—	—	(14,130)
Unrealized loss (gain) on interest rate swaps	9,709	6,935	31,495	(22,583)

Total other expenses (income)	32,177	23,959	88,778	14,792

Income before income taxes	18,259	4,931	34,900	86,287
Income tax expense	6,482	1,755	12,572	30,718

Net income	$11,777	$3,176	$22,328	$55,569

Net income per common share—Basic	$0.39	$0.10	$0.73	$1.78

Net income per common share—Diluted	$0.38	$0.10	$0.73	$1.78

Weighted average number of common shares outstanding—Basic	30,443	30,621	30,436	31,226
Weighted average number of common shares outstanding—Diluted	30,750	30,700	30,656	31,263
Cash dividends paid per common share	$0.35	$0.01	$0.90	$0.03

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$22,328	$55,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,742	87,843
Amortization of deferred financing costs	1,478	851
Net (gain) on sale of leasing equipment	(20,250)	(7,287)
Unrealized loss (gain) on interest rate swaps	31,495	(22,583)
Write-off of deferred financing costs	675	—
(Gain) on debt extinguishment	—	(14,130)
Deferred income taxes	12,684	30,957
Stock compensation charge	1,384	1,162
Equipment purchased for resale	(2,556)	2,674
Changes in operating assets and liabilities	(16,762)	(505)

Net cash provided by operating activities	117,218	134,551

Cash flows from investing activities:
Purchases of leasing equipment	(454,517)	(28,002)
Investments in finance leases	(433)	(27,098)
Proceeds from sale of equipment, net of selling costs	72,725	62,282
Cash collections on finance lease receivables, net of income earned	24,648	22,931
Other	(180)	(77)

Net cash (used in) provided by investing activities	(357,757)	30,036

Cash flows from financing activities:
Common stock dividends paid	(27,394)	(953)
Purchases of treasury stock	—	(16,107)
Financing fees paid under debt facilities	(8,665)	—
Borrowings under debt facilities	476,000	19,125
Payments under debt facilities	(232,639)	(142,627)
Payment to extinguish debt	—	(20,650)
Proceeds received from sale-leaseback transactions	40,013	10,000
Payments under capital lease obligations	(7,554)	(7,329)
Other	—	(1,761)
(Increase) decrease in restricted cash	(7,351)	1,989

Net cash provided by (used in) financing activities	232,410	(158,313)

Net (decrease) increase in cash and cash equivalents	(8,129)	6,274
Unrestricted cash and cash equivalents, beginning of period	59,890	40,798

Unrestricted cash and cash equivalents, end of period	$51,761	$47,072

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$164,507	$2,212

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements

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

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20 ("ASU 2010-20"), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This topic requires the disclosures of financing receivables and allowances for credit losses on a disaggregated basis. The balance sheet related disclosures are required beginning December 31, 2010 and the statements of operations disclosures are required beginning for the three months ended March 31, 2011.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements (Continued)

        The Company does not expect its adoption of ASU 2010-20 to impact the consolidated financial results as it is disclosure-only in nature.

Note 2—Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance receivables and other financial assets approximated fair value at September 30, 2010.

        The Company estimates that at September 30, 2010 the carrying value of the Company's debt instruments was approximately $28.7 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflected the Company's estimate of market interest rates at September 30, 2010.

Note 3—Dividends

        The Company paid the following quarterly dividends during the nine months ended September 30, 2010 and 2009 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Note 4—Stock-Based Compensation Plans

        The Company records compensation cost relating to share-based payment transactions in accordance with FASB Accounting Standards Codification No. 718 (ASC 718) Compensation—Stock Compensation. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        The following compensation costs were reported in administrative expenses in the Company's statements of operations related to the Company's stock-based compensation plans as a result of stock

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Stock-Based Compensation Plans (Continued)

options granted in 2006 and restricted shares granted during the years 2007, 2009 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$128	$5	$140	$119
Restricted stock	456	317	1,244	1,043

Total	$584	$322	$1,384	$1,162

        Total unrecognized compensation cost of approximately $1.8 million as of September 30, 2010 related to restricted shares granted during 2007, 2009 and 2010 will be recognized over the remaining weighted average vesting period of approximately 1.50 years.

Note 5—Debt

        Debt consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Asset backed securitizations (ABS)
Term notes—Series 2006-1	$315,459	$357,833
Term notes—Series 2005-1	306,944	342,361
Term notes—Series 2010-1	193,717	—
2008 Asset backed credit facility	217,969	209,500
2009 Asset backed credit facility	50,000	50,000
Revolving credit facility	85,000	—
Finance lease facility	32,436	38,505
2007 Term loan facility	21,803	26,688
2009 Term loan facilities	29,985	32,175
2010 Term loan facilities	48,554	—
Port equipment facility	8,543	10,547
Capital lease obligations	126,148	93,689

Total	$1,436,558	$1,161,298

2009 Asset Backed Credit Facility

        In February 2010, TAL Advantage III, LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its asset backed credit facility from $100 million to $150 million. This facility was further increased by $145 million in April 2010 and by $75 million in June 2010, but was decreased by $45 million in July 2010 to bring the size of the facility to $325 million as of September 30, 2010.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt (Continued)

2010 Asset Backed Securitization

        In June 2010, TAL Advantage IV LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., issued $197 million of Series 2010-1 Fixed Rate Secured Notes ("Series 2010-1 Notes"). The Series 2010-1 Notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 5.5% and have a scheduled maturity date of July 20, 2020.

Note 6—Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by the Company effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of TAL Advantage I LLC, TAL Advantage II LLC, and TAL Advantage III LLC are pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of TAL International Group, Inc. are pledged as collateral for the Revolving Credit Facility and the amounts payable under certain interest rate swap agreements.

        As of September 30, 2010, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the outstanding borrowings under its debt facilities as summarized below:

Total Notional Amount at September 30, 2010	Weighted Average Fixed Leg Interest Rate at September 30, 2010	Weighted Average Remaining Term
$1,204 million	4.1%	2.7 years

        Most of the interest rate swap contracts entered into since April 12, 2006 are not accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as unrealized loss / gain on interest rate swaps. Prior to April 12, 2006, the Company had designated all existing swap contracts as cash flow hedges and then de-designated these contracts on April 12, 2006. As of September 30, 2010, the unamortized pre-tax balance reflected in accumulated other comprehensive loss/income of these previously designated swap contracts was approximately $0.6 million, substantially all of which will be amortized to income over the next 12 months.

        The Company entered into a forward starting $200 million notional value interest rate swap contract in June 2010 that has been designated as a cash flow hedging instrument, and the effective portion of the change in fair value of a pre-tax loss of $12.2 million is reflected in accumulated other

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (Continued)

comprehensive loss/income on the Company's balance sheet as of September 30, 2010. Any ineffective portion of the cash flow hedges is recorded as unrealized loss / gains on interest rate swaps in the statements of operations and such amounts were immaterial for the three and nine month periods ended September 30, 2010. Amounts recorded in accumulated other comprehensive loss/income will be amortized into earnings as the hedged forecasted transactions impact earnings; the amounts would also be recognized into earnings upon termination of these interest rate swap contracts in conjunction with the termination of the related debt agreements.

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

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 5.1 million Euros and receive approximately $7.8 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Effect of Derivative Instruments on Balance Sheets
(Dollars in Millions)

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts designated	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$—	Fair Value of Derivative Instruments	$12.2	Fair Value of Derivative Instruments	$—
Interest rate contracts not designated	Fair Value of Derivative Instruments	—	Fair Value of Derivative Instruments	2.2	Fair Value of Derivative Instruments	91.6	Fair Value of Derivative Instruments	61.8
Foreign exchange contracts	Fair Value of Derivative Instruments	0.8	Fair Value of Derivative Instruments	0.5	Fair Value of Derivative Instruments	—	Fair Value of Derivative Instruments	—

Total derivatives		$0.8		$2.7		$103.8		$61.8

Effect of Derivative Instruments on Statements of Operations
(Dollars in Millions)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2010	2009	2010	2009
Interest rate contracts not designated as hedging instruments	Unrealized loss (gain) on interest rate swaps	$9.7	$6.9	$31.5	$(22.6)
Foreign exchange contracts	Administrative Expenses	0.7	0.3	(0.4)	0.6

Total		$10.4	$7.2	$31.1	$(22.0)

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$11,777	$3,176	$22,328	$55,569

Denominator:
Weighted average shares outstanding for basic earnings per share	30,443	30,621	30,436	31,226
Dilutive stock options and restricted stock	307	79	220	37

Weighted average shares for diluted earnings per share	30,750	30,700	30,656	31,263

Earnings per share:
Basic	$0.39	$0.10	$0.73	$1.78

Diluted	$0.38	$0.10	$0.73	$1.78

        For the three and nine months ended September 30, 2010, 1,500 and 13,000 options to purchase shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive. For both the three and nine months ended September 30, 2009, 598,691 options to purchase shares of common stock and 61,500 shares of restricted stock for the nine months ended September 30, 2009 were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 8—Segment and Geographic Information

Industry Segment Information

        The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

  •
  Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

  •
  Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment. Included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off.

        The following tables present certain segment information and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$85,566	$10,236	$95,802	$74,747	$8,169	$82,916
Equipment trading expenses	—	7,575	7,575	—	7,578	7,578
Depreciation and amortization expense	31,302	187	31,489	29,308	72	29,380
Net (gain) on sale of leasing equipment	(8,547)	—	(8,547)	(1,243)	—	(1,243)
Interest and debt expense	21,261	532	21,793	16,830	194	17,024
Income before income taxes(1)	26,891	1,752	28,643	11,725	141	11,866

(1)
Segment income before income taxes excludes unrealized losses on interest rate swaps of $9,709 and $6,935 for the three months ended September 30, 2010 and 2009, respectively, and excludes the write-off of deferred financing fees of $675 for the three months ended September 30, 2010.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$234,192	$28,572	$262,764	$238,803	$34,327	$273,130
Equipment trading expenses	—	22,428	22,428	—	31,935	31,935
Depreciation and amortization expense	86,249	493	86,742	87,693	150	87,843
Net (gain) on sale of leasing equipment	(20,206)	(44)	(20,250)	(7,287)	—	(7,287)
Interest and debt expense	55,213	1,395	56,608	50,928	577	51,505
Income before income taxes(2)	63,405	3,665	67,070	48,904	670	49,574
Goodwill at September 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at September 30	2,237,216	38,561	2,275,777	1,803,858	13,791	1,817,649
Purchases of leasing equipment(3)	438,749	15,768	454,517	28,002	—	28,002
Investments in finance leases(3)	433	—	433	27,098	—	27,098

(2)
Segment income before income taxes excludes unrealized losses on interest rate swaps of $31,495 and write-off of deferred financing fees of $675 for the nine months ended September 30, 2010, and unrealized gains on interest rate swaps of $22,583 and gain on debt extinguishment of $14,130 for the nine months ended September 30, 2009.

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

Geographic Segment Information

        The Company's customers use TAL's containers across their many worldwide trade routes. Substantially all of the Company's leasing related revenues are denominated in U.S. dollars. The

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

following table allocates international leasing revenue based on the customers' primary domicile and allocates equipment trading revenue based on the location of sale (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues:
United States of America	$8,156	$7,348	$22,096	$26,342
Asia	37,573	33,900	104,494	109,880
Europe	44,240	36,444	120,015	117,636
Other International	5,833	5,224	16,159	19,272

Total	$95,802	$82,916	$262,764	$273,130

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expire in 2016. At September 30, 2010, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and other accrued expenses. The Company accounts for the residual value guarantees under FASB Accounting Standards Codification No. 450 Contingencies, and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination, using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At September 30, 2010, commitments for capital expenditures totaled approximately $140.4 million.

Note 10—Income Taxes

        The consolidated income tax expense for the three and nine months ended September 30, 2010 and 2009 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$11,777	$3,176	$22,328	$55,569
Other comprehensive income:
Unrealized loss on derivative instrument designated as a cash flow hedge (net of tax benefit of $2,394 and $4,342)	(4,322)	—	(7,838)	—
Foreign currency translation adjustments	294	(12)	(385)	548
Amortization of net unrealized gains on derivative instruments previously designated as cash flow hedges (net of tax expense of $69, $87, $203 and $248, respectively)	(124)	(157)	(366)	(446)

Total	$7,625	$3,007	$13,739	$55,671

        The balance included in accumulated other comprehensive loss/income for cumulative translation adjustments as of September 30, 2010 and December 31, 2009 was $(1,131) and $(746), respectively.

        The Company recorded $0.2 million of unrealized foreign currency exchange gains in the third quarter of 2010, and $0.2 million of unrealized foreign currency exchange losses in the third quarter of 2009, which are reported in administrative expenses in the Company's statement of operations. For the nine months ended September 30, 2010 and 2009, the Company recorded $0.3 million and $0.1 million, respectively, of unrealized foreign currency exchange losses. These losses/gains resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 12—Subsequent Events

Quarterly Dividend

        On October 26, 2010 the Company's Board of Directors approved and declared a $0.40 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 23, 2010 to shareholders of record at the close of business on December 2, 2010.

Asset Backed Securitization

        On October 19, 2010, TAL Advantage IV LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., issued $203 million of Series 2010-2 Fixed Rate Secured Notes ("Series 2010-2 Notes"). The Series 2010-2 Notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.3% and have a scheduled maturity date of October 20, 2020.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Subsequent Events (Continued)

Termination of Interest Rate Swaps

        In June 2010, the Company entered into a forward starting $200 million notional value interest rate swap contract to fix interest rates on future borrowings for containers committed to lease prior to delivery and payment. This swap was intended to be canceled upon the closing of a fixed rate debt transaction. Therefore, on October 19, 2010, in connection with the closing of the Series 2010-2 Notes, the Company terminated this swap contract and paid $14.9 million to its counterparty. Since this swap was designated as a cash flow hedge, the loss was recorded in accumulated other comprehensive income and will be amortized to interest expense over the original term of the swap contract.

        The Company also terminated various non-designated interest rate swap contracts with a notional value of $250 million that were set to expire in 2011, and partially replaced them with a longer dated swap at current market rates. The Company paid $8.6 million to the swap counterparties to terminate these contracts. Since these swaps were non-designated, the loss was previously recognized in the Company's statements of operations as unrealized loss on interest rate swaps.

Shelf Registration

        On October 27, 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission registering various debt and equity securities to be offered from time to time up to an aggregate offering price of $300 million for all securities. The Company has no immediate plans to make any offer of any securities, but filed the registration statement in order to be able to access the capital markets more quickly and opportunistically when desired. The Company also registered 5,000,000 shares of common stock to be sold by certain stockholders of the Company from time to time. The registration statement has not yet become effective and no securities may be offered or sold pursuant to the registration statement until it becomes effective. Any offering of securities by the Company or any selling stockholder will be made solely by means of a prospectus.

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

        We operate our business in one industry, intermodal transportation equipment, and have two business segments:

  •
  Equipment leasing—we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage leasing activities for containers owned by third parties.

  •
  Equipment trading—we purchase containers from our shipping line customers and other sellers of containers, and sell these containers to container traders and users of containers for storage, one- way shipment or other uses.

Operations

        Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2010, our total fleet consisted of 806,965 containers and chassis, including containers under management for third parties, representing 1,319,655 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 193 third party container depot facilities in 37 countries as of September 30, 2010. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2010, our twenty largest customers accounted for 76% of our leasing revenues, our five largest customers accounted for 49% of our leasing revenues, and our largest customer accounted for 17% of our leasing revenues.

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

        As of September 30, 2010, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84%	58%
Refrigerated	5	23
Special	6	11
Chassis	1	3
Tank	—	1

Equipment leasing fleet	96	96
Equipment trading fleet	4	4

Total	100%	100%

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEUs):

	Equipment Fleet in Units
	September 30, 2010			December 31, 2009			September 30, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	648,665	25,893	674,558	564,885	28,068	592,953	570,320	28,624	598,944
Refrigerated	42,143	299	42,442	35,611	450	36,061	36,795	491	37,286
Special	43,109	2,216	45,325	45,238	2,619	47,857	45,940	2,659	48,599
Tank	2,349	—	2,349	1,350	—	1,350	1,350	—	1,350
Chassis	8,760	—	8,760	8,778	—	8,778	8,782	—	8,782

Equipment leasing fleet	745,026	28,408	773,434	655,862	31,137	686,999	663,187	31,774	694,961
Equipment trading fleet	33,531	—	33,531	14,947	—	14,947	9,878	—	9,878

Total	778,557	28,408	806,965	670,809	31,137	701,946	673,065	31,774	704,839

Percentage	96.5%	3.5%	100%	95.6%	4.4%	100.0%	95.5%	4.5%	100.0%

	Equipment Fleet in TEUs
	September 30, 2010			December 31, 2009			September 30, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,043,852	46,851	1,090,703	899,599	50,426	950,025	908,768	51,352	960,120
Refrigerated	79,565	531	80,096	65,971	758	66,729	67,856	812	68,668
Special	74,219	3,700	77,919	77,617	4,255	81,872	78,743	4,321	83,064
Tank	2,399	—	2,399	1,400	—	1,400	1,400	—	1,400
Chassis	15,577	—	15,577	15,612	—	15,612	15,619	—	15,619

Equipment leasing fleet	1,215,612	51,082	1,266,694	1,060,199	55,439	1,115,638	1,072,386	56,485	1,128,871
Equipment trading fleet	52,961	—	52,961	23,885	—	23,885	16,590	—	16,590

Total	1,268,573	51,082	1,319,655	1,084,084	55,439	1,139,523	1,088,976	56,485	1,145,461

Percentage	96.1%	3.9%	100.0%	95.1%	4.9%	100.0%	95.1%	4.9%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	September 30, 2010	December 31, 2009	September 30, 2009
Long-term leases	66.0%	68.7%	70.1%
Finance leases	9.4	11.7	11.7
Service leases	14.4	15.2	12.7
Expired long-term leases (units on hire)	10.2	4.4	5.5

Total	100.0%	100.0%	100.0%

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

        As of September 30, 2010, our long term leases had an average remaining contract term of approximately 52 months, assuming no leases are renewed.

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

        As of September 30, 2010, our owned fleet included 1,268,573 TEUs, an increase of 17.0% from December 31, 2009, and an increase of approximately 16.5% from September 30, 2009. The increase in fleet size during the first nine months of 2010 was due to several factors, including large purchases of new containers and the completion of several sale-leaseback transactions for trading containers.

        TAL has increased new container purchases in 2010 due to a strong recovery in demand for leased containers. Trade volumes were exceptionally weak from the end of 2008 through the middle of 2009, leading to a decrease in demand for containers and a build-up of excess container inventories. In response to this, leasing companies and shipping lines effectively ceased purchasing containers in 2009, and we estimate that global container capacity decreased five percent or more from September 2008 through the end of 2009 as containers aged out of service and were not replaced. However, trade volumes began to recover in the second half of 2009, and by the summer of 2010 had reached or surpassed 2008 peak levels on most trades. In 2010, this combination of decreased container capacity and recovering trade volumes has led to a global shortage of containers, strong leasing demand and rapidly increasing utilization for TAL.

        TAL's purchases of new containers in 2010 have also been supported by a shift in the mix of shipping-line owned vs. leased containers. Historically, shipping lines have purchased and owned 55% to 60% of the containers they operate, and leased 40% to 45% of their operated containers from leasing companies like TAL. However, most shipping lines have been cautious about committing to large purchases of new containers this year despite the global container shortage. Many shipping lines continue to face financial constraints from reduced profitability and increased capital outlays associated with their aggressive ship building programs, and they are relying more heavily on the leasing market for access to additional container capacity. As of the end of October 2010, TAL has ordered over $875 million of new equipment, including 303,000 TEU of new dry containers and 24,500 TEU of new refrigerated containers. Approximately 69% of the ordered units were delivered by September 30, 2010, with the balance of existing orders generally scheduled for delivery during the fourth quarter of 2010.

        In the first nine months of 2010, we sold 60,861 TEUs of our owned containers, or 5.7% of our equipment leasing fleet as of the beginning of 2010. This annualized disposal rate of approximately 7.7% is similar to the 6 to 8% annual disposal rate we have been experiencing for the last few years, and is generally consistent with our expected long-term average disposal rate given the 12 - 14 year expected useful life of our containers. For much of 2009, our disposal rate did not keep pace with the rate at which older containers were being returned to us and our inventory of disposal containers increased throughout the year. However, drop-off volumes have decreased sharply in 2010 due to the global shortage of containers, and our disposal rate in the first nine months of 2010 was much higher than the rate at which older containers were returned to us. As a result, our inventory of disposal containers has been decreasing this year. If container drop off volumes remain exceptionally low during the fourth quarter of 2010, our disposal rate will decrease.

        Our average utilization was 98.1% in the third quarter of 2010, an increase of 11.9% from the third quarter of 2009, and an increase of 2.7% from the second quarter of 2010. Ending utilization increased 1.4% from 97.1% as of June 30, 2010 to 98.5% as of September 30, 2010. The increase in our utilization in the third quarter of 2010 was mainly the result of continued strong leasing demand for our dry containers due to the combination of strong containerized trade volumes and a reduced global container sales inventory driven by the 2009 decrease in global container capacity. We expect utilization for our dry containers to remain strong for the remainder of 2010.

        Utilization and leasing demand for our refrigerated containers remained strong in the third quarter of 2010. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 23% of our leasing revenue. Leasing demand for special containers remained solid while utilization for our chassis product line improved in the third quarter due to increased leasing demand driven by a rebound in the container volumes coming into the United States. The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009
Average Utilization	98.1%	95.4%	91.8%	88.7%	86.2%	87.0%

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Ending Utilization	98.5%	97.1%	93.4%	90.3%	87.6%	85.9%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average lease rates for our dry container product line in the third quarter of 2010 were 7.8% higher than the average level in the third quarter of 2009 and 6.3% higher than the average level in the second quarter of 2010. The increase in average dry container lease rates from the second quarter to the third quarter of 2010 was primarily due to the large number of new containers placed on-hire in the second and third quarters of 2010 at lease rates significantly above our portfolio average lease rates. New dry container prices have been at a historically high level this year and market lease rates reflect the high cost of the new containers. The gradual expiration of lease incentives provided in 2009 also has contributed to the increase in our average lease rates. We expect our average lease rates for dry containers to continue to increase as containers are supplied to leases with above-average lease rates.

        Average lease rates for refrigerated containers in the third quarter of 2010 were 1.3% lower compared to the third quarter of 2009, and 0.7% lower than the second quarter of 2010, while average rental rates for our special containers were 0.5% higher during the third quarter of 2010 compared to the third quarter of 2009 and the second quarter of 2010. The decrease in average lease rates for our refrigerated containers from the third quarter of 2009 to the third quarter of 2010 was primarily due to lease rate concessions provided to certain customers in 2009 for lease extension transactions. In addition, market leasing rates for new refrigerated containers remain slightly below our portfolio average rates due to a decrease in the price of new refrigerated containers over the last several years. The increase in average leasing rates for special containers from the third quarter of 2009 to the third quarter of 2010 was primarily due to the expiration of discounts associated with lease extension transactions completed in 2009.

        Fee and ancillary revenue decreased 32% in the third quarter of 2010 compared to the third quarter of 2009. Most of our fee and ancillary revenue, including repair charges, handling fees and logistical and early termination fees, are related to container drop-offs. Due to the global shortage of containers, the volume of container drop-offs was exceptionally low in the third quarter of 2010 as compared to the third quarter of 2009.

        During the third quarter of 2010, we recognized an $8.5 million gain on the sale of our used containers compared to gains of $1.2 million and $7.2 million in the third quarter of 2009 and second quarter 2010, respectively. The increase compared to the third quarter of 2009 and second quarter of 2010 mainly resulted from higher selling prices. Selling prices for used dry containers in 2010 have increased 40% or more from the beginning of the year due to the shortage of global container capacity, which has led to a significant decrease in the numbers of containers being made available for disposal, and an increase in demand for used containers for one-way shipments due to the increase in global containerized trade volumes. Looking forward, we expect used container selling prices to remain high for the rest of this year, though the size of our gains could start to be constrained by lower selling volumes if drop-off volumes remain exceptionally low.

        During the third quarter of 2010, we recognized a net equipment trading margin of $1.7 million on the sale of equipment purchased for resale, compared to a $0.3 million margin in the third quarter of 2009 and a $1.3 million margin in the second quarter 2010. In 2009, our trading margins decreased from the high levels achieved in previous years as we decreased our purchase volumes due to concerns about future selling prices, and as we experienced low per-unit margins from selling containers that had been purchased in prior years at relatively high prices. In 2010, our per unit trading margins have improved due to an increase in used container selling prices, though we expect overall trading margins to remain low due to low trading volumes. Beginning in the fourth quarter of 2009, we started to significantly increase our purchases of trading containers, and our equipment trading inventory increased to 52,961 TEU as of September 30, 2010 compared to 16,590 TEU as of September 30, 2009. However, most of these trading containers were purchased through sale-leaseback transactions with our shipping line customers, and are not expected to be returned to us in the near future due to the current worldwide shortage of containers.

        Our ownership expenses, principally depreciation and interest expense, increased by $6.9 million, or 14.8% in the third quarter of 2010 as compared to the third quarter of 2009. During the nine months ended September 30, 2010, TAL accepted a large volume of new containers and as a result, our average owned fleet size in the third quarter of 2010 was approximately 10.8% larger than the average size of our owned fleet in the third quarter of 2009. Our ownership expenses should continue to increase throughout the remainder of the year as more equipment is delivered, paid for and placed on-hire.

        Our credit performance remained strong during the nine months ended September 30, 2010. The profitability in the shipping industry has improved significantly in 2010 with most shipping lines projecting solid profitability for this year compared to the large losses most of them recorded in 2009. However, shipping lines continue to face excess vessel capacity and recent improvements in freight rates and shipping line profitability may be pressured if trade volumes drop from their current level. In addition, several major shipping lines, including our largest customer, are currently involved in comprehensive financial restructuring negotiations with their major creditors. As a result, the potential for credit losses remains and we will continue to be vigilant with our credit and collection processes.

        Our direct operating expenses were $5.0 million in the third quarter of 2010, compared to $9.1 million in the third quarter of 2009, and $6.6 million in the second quarter of 2010. We incurred significantly less repair and storage costs in the third quarter of 2010 due to less redeliveries and fewer units off-hire during the period.

Treasury Stock

        There were no material Treasury Stock repurchases during the nine months ended September 30, 2010, compared to such purchases during the equivalent periods in 2009. The following amounts of Treasury Stock were purchased during the nine months ended September 30, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2009	1,021,918	$8.2 million
June 30, 2009	355,915	$3.1 million
September 30, 2009	472,069	$4.8 million

Total	1,849,902	$16.1 million

Dividends

        We paid the following quarterly dividends during the nine months ended September 30, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24,2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Results of Operations

        The following table summarizes our results of operations for the three and nine months ended September 30, 2010 and 2009 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$85,698	89.5%	$74,184	89.5%	$234,056	89.1%	$236,636	86.7%
Equipment trading revenue	9,273	9.7	7,869	9.5	25,967	9.9	33,704	12.3
Management fee income	786	0.8	675	0.8	2,279	0.8	2,013	0.7
Other revenues	45	0.0	188	0.2	462	0.2	777	0.3

Total revenues	95,802	100.0	82,916	100.0	262,764	100.0	273,130	100.0
Operating expenses (income):
Equipment trading expenses	7,575	7.9	7,578	9.2	22,428	8.5	31,935	11.7
Direct operating expenses	5,032	5.3	9,134	11.0	19,849	7.6	28,600	10.5
Administrative expenses	9,979	10.4	9,192	11.1	31,077	11.8	30,577	11.2
Depreciation and amortization	31,489	32.9	29,380	35.4	86,742	33.0	87,843	32.2
(Reversal) provision for doubtful accounts	(162)	(0.2)	(15)	—	(760)	(0.3)	383	0.1
Net (gain) on sale of leasing equipment	(8,547)	(8.9)	(1,243)	(1.5)	(20,250)	(7.7)	(7,287)	(2.7)

Total operating expenses	45,366	47.4	54,026	65.2	139,086	52.9	172,051	63.0

Operating income	50,436	52.6	28,890	34.8	123,678	47.1	101,079	37.0
Other expenses (income):
Interest and debt expense	21,793	22.7	17,024	20.5	56,608	21.5	51,505	18.9
Write-off of deferred financing costs	675	0.7	—	—	675	0.3	—	—
(Gain) on debt extinguishment	—	—	—	—	—	—	(14,130)	(5.2)
Unrealized loss (gain) on interest rate swaps	9,709	10.1	6,935	8.4	31,495	12.0	(22,583)	(8.3)

Total other expenses (income)	32,177	33.5	23,959	28.9	88,778	33.8	14,792	5.4

Income before income taxes	18,259	19.1	4,931	5.9	34,900	13.3	86,287	31.6
Income tax expense	6,482	6.8	1,755	2.0	12,572	4.8	30,718	11.3

Net income	$11,777	12.3%	$3,176	3.9%	$22,328	8.5%	$55,569	20.3%

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009.

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

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$76,065	$61,427
Fee and ancillary lease revenue	5,185	7,661

Total operating lease revenue	81,250	69,088
Finance lease revenue	4,448	5,096

Total leasing revenues	$85,698	$74,184

        Total leasing revenues were $85.7 million for the three months ended September 30, 2010, compared to $74.2 million for the three months ended September 30, 2009, an increase of $11.5 million, or 15.5%.

        Per diem revenue increased by $14.6 million, or 23.8%, compared to 2009. The primary reasons for the increase are as follows:

  •
  $12.4 million increase due to an increase in the average number of units on hire. This reflects increased utilization primarily for our dry and refrigerated containers, and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $3.0 million increase due to higher average per diem rates resulting from a significant number of new units placed on-hire in the third quarter of 2010. Average per diem rates were higher due to the high price of new equipment;

  •
  $0.7 million increase due to several purchase leaseback transactions completed in 2010 in our equipment trading segment; and

  •
  $1.6 million decrease due to the recognition of fee revenue for the early termination of contracts in the third quarter of 2009, that did not reoccur in 2010.

        Fee and ancillary lease revenue decreased by $2.5 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume.

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

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Equipment trading revenues	$9,273	$7,869
Equipment trading expenses	(7,575)	(7,578)

Equipment trading margin	$1,698	$291

        The equipment trading margin increased $1.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The trading margin primarily increased due to an increase in selling prices.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $5.0 million for the three months ended September 30, 2010, compared to $9.1 million for the three months ended September 30, 2009, a decrease of $4.1 million. The primary reasons for the decrease are as follows:

  •
  $5.1 million decrease in storage and handling costs due to a significant decrease in the number of units off-hire; partially offset by a

  •
  $0.9 million increase in surveying costs and inspection costs due to an increase in new equipment purchases.

        Administrative expenses.    Administrative expenses were $10.0 million for the three months ended September 30, 2010, compared to $9.2 million for the three months ended September 30, 2009, an increase of approximately $0.8 million or 8.7%. The increase was primarily due to increased incentive accruals related to TAL's improved operational and financial performance in 2010, partially offset by foreign currency gains on our Euro and GBP denominated assets, as compared to foreign currency losses during the three months ended September 30, 2009.

        Depreciation and amortization.    Depreciation and amortization was $31.5 million for the three months ended September 30, 2010, compared to $29.4 million for the three months ended September 30, 2009, an increase of $2.1 million or 7.1%. Depreciation increased by approximately $4.0 million due to a net increase in the size of the depreciable fleet, partially offset by a decrease of $1.9 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009.

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.2 million for the three months ended September 30, 2010, compared to fifteen thousand dollars for the three months ended September 30, 2009. The decrease in the provision for doubtful accounts in the third quarter of 2010 was due to the reversal of certain provisions recorded in 2009 due to better than expected container recoveries.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $8.5 million for the three months ended September 30, 2010, compared to a gain of $1.2 million for the three months ended September 30, 2009, an increase of $7.3 million. Gain on sale increased primarily due to higher selling prices.

        Interest and debt expense.    Interest and debt expense was $21.8 million for the three months ended September 30, 2010, compared to $17.0 million for the three months ended September 30, 2009, an increase of $4.8 million. The increase was primarily due to higher debt outstanding during the quarter, as well as an increase in our average effective interest rate.

        Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $9.7 million for the three months ended September 30, 2010, compared to a loss of $6.9 million for the three months ended September 30, 2009. The fair value of interest rate swap contracts not designated as hedges was a net liability of $91.6 million at September 30, 2010, compared to a net liability of $59.6 million at December 31, 2009. The increase in the liability resulted from a decrease in long-term interest rates in 2010.

        Income tax expense.    Income tax expense was $6.5 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009.The effective tax rates were 35.5% for the three months ended September 30, 2010 and 35.6% for the three months ended September 30, 2009.

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

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009.

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

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$205,330	$195,460
Fee and ancillary lease revenue	14,764	25,652

Total operating lease revenue	220,094	221,112
Finance lease revenue	13,962	15,524

Total leasing revenues	$234,056	$236,636

        Total leasing revenues were $234.1 million for the nine months ended September 30, 2010, compared to $236.6 million for the nine months ended September 30, 2009, a decrease of $2.5 million, or 1.1%.

        Per diem revenue increased by $9.9 million, or 5.0%, compared to 2009. The primary reasons for the increase are as follows:

  •
  $14.6 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $2.6 million increase due to several purchase leaseback transactions completed in 2010 in our equipment trading segment;

  •
  $2.6 million decrease due to lower per diem rates resulting from discount incentives mainly provided over the course of 2009 and a significant number of units placed on-hire in late 2009 and early 2010 on incentive leases providing free rental periods; and

  •
  $5.4 million decrease due to the recognition of fee revenue for the early termination of contracts during the first nine months of 2009 that did not reoccur in 2010.

        Fee and ancillary lease revenue decreased by $10.9 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume.

        Finance lease revenue decreased by $1.6 million in 2010, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Equipment trading revenues	$25,967	$33,704
Equipment trading expenses	(22,428)	(31,935)

Equipment trading margin	$3,539	$1,769

        The equipment trading margin increased $1.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The trading margin increased due to an increase in selling prices, partially offset by a decrease in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $19.8 million for the nine months ended September 30, 2010, compared to $28.6 million for the nine months ended September 30, 2009, a decrease of $8.8 million. The primary reasons for the decrease are as follows:

  •
  $9.4 million decrease in storage and handling costs due to a decrease in units off-hire;

  •
  $2.2 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers; and

  •
  $2.5 million increase in surveying costs due to an increase in new equipment purchases.

        Administrative expenses.    Administrative expenses were $31.1 million for the nine months ended September 30, 2010, compared to $30.6 million for the nine months ended September 30, 2009, an increase of $0.5 million or 1.6%. The increase was primarily due to higher incentive accruals related to TAL's improved operating and financial performance in 2010.

        Depreciation and amortization.    Depreciation and amortization was $86.7 million for the nine months ended September 30, 2010, compared to $87.8 million for the nine months ended September 30, 2009, a decrease of $1.1 million or 1.3%. Depreciation increased by approximately $4.5 million due to a net increase in the size of the depreciable fleet, offset by a decrease of $5.6 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009.

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.8 million for the nine months ended September 30, 2010, compared to a provision for doubtful accounts of $0.4 million for the nine months ended September 30, 2009. The decrease in the provision for doubtful accounts was due to the reversal of certain provisions recorded in 2009 due to better than expected container recoveries.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $20.3 million for the nine months ended September 30, 2010, compared to a gain of $7.3 million for the nine months ended

September 30, 2009, an increase of $13.0 million. Gain on sale increased by $11.8 million due primarily to higher selling prices and increased $1.1 million due to higher upfront gains on units placed on finance leases.

        Interest and debt expense.    Interest and debt expense was $56.6 million for the nine months ended September 30, 2010, compared to $51.5 million for the nine months ended September 30, 2009, an increase of $5.1 million. The increase was primarily due to an increase in our average effective interest rate.

        (Gain) on debt extinguishment.    There were no gains on debt extinguishment for the nine months ended September 30, 2010. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for the nine months ended September 30, 2009 was due to the repurchase of a portion of the Series 2006-1 Term Notes.

        Unrealized loss (gain) on interest rate swaps.    Unrealized loss on interest rate swaps was $31.5 million for the nine months ended September 30, 2010, compared to an unrealized gain of $22.6 million for the nine months ended September 30, 2009. The fair value of interest rate swap contracts not designated as hedges was a net liability of $91.6 million at September 30, 2010, compared to a net liability of $59.6 million at December 31, 2009. The increase in the liability resulted from a decrease in long-term interest rates in 2010.

        Income tax expense.    Income tax expense was $12.6 million for the nine months ended September 30, 2010, compared to $30.7 million for the nine months ended September 30, 2009. The effective tax rates were 36.0% for the nine months ended September 30, 2010 and 35.6% for the nine months ended September 30, 2009.

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

Segment Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Total revenues	$85,566	$74,747
Depreciation and amortization expense	31,302	29,308
Interest and debt expense	21,261	16,830
Net (gain) on sale of leasing equipment	(8,547)	(1,243)
Income before income taxes(1)	26,891	11,725

(1)
Income before income taxes excludes unrealized losses on interest rate swaps of $9,709 and write-off of deferred financing fees of $675 for the three months ended September 30, 2010, and unrealized losses of $6,935 on interest rate swaps for the three months ended September 30, 2009.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $85.6 million in the three months ended September 30, 2010 compared to $74.7 million in the three months ended September 30, 2009, an increase of $10.9 million, or 14.6%. The primary reasons for the decrease are as follows:

  •
  $12.4 million increase due to an increase in utilization primarily for our dry and refrigerated containers, and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $3.0 million increase due to higher average per diem rates resulting from a significant number of new units placed on-hire in the third quarter of 2010. Average per diem rates were higher due to the high price of new equipment;

  •
  $2.5 million decrease in fee and ancillary lease revenue primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume;

  •
  $1.6 million decrease due to the recognition of fee revenue for the early termination of contracts in the third quarter of 2009, that did not reoccur in 2010; and

  •
  $0.7 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $26.9 million in the three months ended September 30, 2010 compared to $11.7 million in the three months ended September 30, 2009, an increase of $15.2 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $10.9 million increase in Equipment leasing revenue in the third quarter of 2010;

  •
  $7.3 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $4.1 million decrease in direct operating expenses, primarily related to decreased storage and handling costs;

  •
  $4.4 million increase in interest expense primarily due to higher debt outstanding during the quarter, as well as an increase in our average effective interest rate;

  •
  $1.9 million increase in depreciation expense, primarily due to new equipment purchases; and

  •
  $0.8 million increase in administrative expenses primarily due to increased incentive accruals related to TAL's improved operational and financial performance in 2010.

Segment Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

        The following table lists selected revenue and expense items for our Equipment leasing segment for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Total revenues	$234,192	$238,803
Depreciation and amortization expense	86,249	87,693
Interest and debt expense	55,213	50,928
Net (gain) on sale of leasing equipment	(20,206)	(7,287)
Income before income taxes(1)	63,405	48,904

(1)
Income before income taxes excludes unrealized losses on interest rate swaps of $31,495 and write-off of deferred financing fees of $675 for the nine months ended September 30, 2010, and gains on interest rate swaps of $22,583 for the nine months ended September 30, 2009. Income before income taxes also excludes gains on debt extinguishment of $14,130 for the nine months ended September 30, 2009.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $234.2 million in the nine months ended September 30, 2010 compared to $238.8 million in the nine months ended September 30, 2009, a decrease of $4.6 million, or 1.9%. The primary reasons for the decrease are as follows:

  •
  $14.6 million increase due to an increase in average units on hire. This reflects an increased utilization and an increase in the average number of average dry, refrigerated and tank containers in our fleet;

  •
  10.9 million decrease in fee and ancillary lease revenue primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume;

  •
  $5.4 million decrease due to the recognition of fee revenue for the early termination of contracts during the first nine months of 2009 that did not reoccur in 2010;

  •
  $2.6 million decrease due to lower per diem rates resulting from discount incentives mainly provided over the course of 2009 and a significant number of units placed on-hire in late 2009 and early 2010 on incentive leases providing free rental periods; and

  •
  $1.6 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $63.4 million in the nine months ended September 30, 2010 compared to $48.9 million in the nine months ended September 30, 2009, an increase of $14.5 million, or 29.7%. The primary reasons for the increase in income before income taxes are as follows:

  •
  $12.9 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $8.8 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased drop-off volumes;

  •
  $1.4 million decrease in depreciation expense, primarily due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009, partially offset by a net increase in the size of our depreciable fleet;

  •
  $4.6 million decrease in Equipment leasing revenue in 2010; and

  •
  $4.3 million increase in interest and debt expense primarily due to higher debt outstanding during the nine months ended September 30, 2010, as well as an increase in our average effective interest rate.

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

Segment Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Total leasing revenues	$963	$300
Equipment trading revenues	9,273	7,869
Equipment trading expense	(7,575)	(7,578)

Equipment trading margin	1,698	291
Interest and debt expense	532	194
Income before income taxes(1)	1,752	141

(1)
Income before income taxes excludes unrealized losses of $9,709 and unrealized losses of $6,935 on interest rate swaps for the three months ended September 30, 2010 and 2009, respectively.

        Equipment trading margin.    The equipment trading margin, the difference between Equipment trading revenue and expenses, increased $1.4 million in the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to higher selling prices.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $1.8 million in the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009. Income before income taxes increased due to an increase in the equipment trading margin, as well as an increase of leasing revenues due to several purchase leaseback transactions completed in 2010.

Segment Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

        The following table lists selected revenue and expense items for our Equipment trading segment for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Total leasing revenues	$2,605	$623
Equipment trading revenues	25,967	33,704
Equipment trading expense	(22,428)	(31,935)

Equipment trading margin	3,539	1,769
Interest and debt expense	1,395	577
Income before income taxes(1)	3,665	670

(1)
Income before income taxes excludes unrealized losses of $31,495 and unrealized gains of $22,583 on interest rate swaps for the nine months ended September 30, 2010 and 2009, respectively. Income before income taxes also excludes gains on debt extinguishment of $14,130 for the nine months ended September 30, 2009.

        Equipment trading margin.    The equipment trading margin, the difference between Equipment trading revenue and expenses, increased $1.8 million in 2010 compared to 2009 primarily due to higher selling prices and sales volume.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $3.7 million in the nine months ended September 30, 2010, compared to $0.7 million for the nine months ended September 30, 2009. Income before income taxes increased mainly due to an increase in the equipment trading margin and an increase of leasing revenues due to several purchase leaseback transactions completed in 2010, as well as a decrease in administrative expenses due to lower allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the number of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our debt facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the nine months ended September 30, 2010, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $214.6 million. In addition, as of September 30, 2010 we had $51.8 million of unrestricted cash, $340.0 million of additional borrowing capacity under our current debt facilities, and in October 2010 we issued $203.0 million of fixed rate notes.

        As of September 30, 2010, major committed cash outflows in the next 12 months include $304.9 million of committed but unpaid capital expenditures and $204.6 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and available additional borrowing capacity under our current debt facilities will be sufficient to meet our committed obligations over the next 12 months.

        At September 30, 2010, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitizations (ABS)
Term notes—Series 2006-1	$315.5	$315.5
Term notes—Series 2005-1	306.9	306.9
Term notes—Series 2010-1	193.7	193.7
2008 Asset backed credit facility	217.9	217.9
2009 Asset backed credit facility	50.0	325.0
Revolving credit facility	85.0	100.0
Finance lease facility	32.4	32.4
2007 Term loan facility	21.8	21.8
2009 Term loan facilities	30.0	30.0
2010 Term loan facilities	48.6	98.6
Port equipment facility	8.5	8.5
Capital lease obligations	126.2	126.2

Total debt	$1,436.5	$1,776.5

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

  Debt Covenants

        We are subject to certain financial covenants under our debt facilities. At September 30, 2010, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

  Minimum EBIT to Cash Interest Expense

        For the purpose of this covenant, EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, interest expense, amortization / write-off of deferred financing charges, unrealized gain or loss on interest rate swaps and certain non-cash charges). Cash Interest Expense is calculated based on interest expense adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

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

        Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of September 30, 2010 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II	TAL Adv III(2)
Net income (loss)	$38,345	$29,130	$(2,300)	$(1,367)
Plus: Income tax expense (benefit)	21,122	16,048	(1,264)	(753)
Interest expense including write-off of deferred financing costs	74,585	35,090	13,478	4,975
Unrealized losses (gains) on interest rate swaps	18,926	3,786	10,161	2,711
All other non-cash expenses	1,724	134	11	62

EBIT	$154,702	$84,188	$20,086	$5,628

Interest expense (excluding interest income of $50, $0, $0 and $0 respectively)	$74,636	$35,091	$13,477	$4,975
Amortization and write-off of deferred financing costs	(2,472)	(598)	(293)	(1,125)
Accrued interest (represents 2010 interest expense not paid)	(3,878)	(959)	(452)	(220)
Cash payments of prior period accrued interest	3,050	1,014	374	—

Cash Interest Expense	$71,336	$34,548	$13,106	$3,630

EBIT to Cash Interest Expense Ratio	2.17	2.44	1.53	1.55
Required Minimum EBIT to Cash Interest Expense Ratio	1.10 / 1.05	1.10	1.10	1.30

(1)
The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC, TAL Advantage II, LLC and TAL Advantage III, LLC.

(2)
TAL Advantage III, LLC commenced operations effective November 1, 2009, therefore the calculation of EBIT to Cash Interest Expense represents the period from November 1, 2009 to September 30, 2010.

  Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.

        For the ABS and Asset backed credit facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At September 30, 2010, the required minimum TNW for the ABS facilities was $426.7 million. For the Finance lease facility the required minimum TNW is fixed at $300 million.

        The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS, 2008 and 2009 Asset backed credit facilities, 2007 Term loan and Revolving credit facility and 5.00 to 1.00 for the Finance lease and Port equipment facilities.

        Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of September 30, 2010 for the ABS, Asset backed credit facilities and other facilities (in thousands):

	Other Facilities*	Series 2005 & 2006 ABS Notes	Series 2010 ABS Notes**
Minimum TNW:
Tangible Assets
Total Assets	$2,275,776	$2,275,776	$2,275,776
Deferred Financing Costs	(15,394)	(15,394)	(15,394)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(1,001)	(1,001)	(1,001)
Fair value of derivative instruments (asset)	(849)	(849)	(849)

Total Tangible Assets	$2,186,634	$2,186,634	$2,186,634

All indebtedness:
Total debt	$1,436,558	$1,436,558	$1,436,558
Accrued interest	3,878	3,878	3,878
Fair value of derivative instruments (liability)	103,809	N/A	N/A
Equipment purchases payable	164,507	164,507	164,507

Total Indebtedness	$1,708,752	$1,604,943	$1,604,943

TNW (Total Tangible Assets less Total Indebtedness)	$477,882	$581,691	$581,691

Required Minimum TNW	$300,000	$426,668	$426,668

Maximum Indebtedness to TNW:
Total Indebtedness	$1,708,752	$1,604,943	$1,604,943
Fair value of derivative instruments (liability)	N/A	103,809	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,708,752	$1,708,752	$1,604,943

TNW	$477,882	$581,691	$581,691

Total Indebtedness / TNW	3.58	2.94	2.76
Maximum Allowable Indebtedness to TNW	4.75 / 5.00	4.75	4.75

*
The Minimum TNW covenant only applies to the Finance lease facility. The Maximum Indebtedness to TNW covenant applies to the Finance lease facility, Revolving credit facility, 2007 Term loan facility and Port equipment facility.

**
Also applies to the 2008 and 2009 Asset backed credit facilities and the 2009 and 2010 term loan facilities.

  N/A—Not applicable for calculation purposes.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Treasury Stock

        There were no material Treasury Stock repurchases during the nine months ended September 30, 2010, compared to such purchases during the equivalent periods in 2009. The following amounts of Treasury Stock were purchased during the nine months ended September 30, 2009:

Quarter ended	Shares Purchased	Amount Paid
March 31, 2009	1,021,918	$8.2 million
June 30, 2009	355,915	$3.1 million
September 30, 2009	472,069	$4.8 million

	1,849,902	$16.1 million

Dividends

        We paid the following quarterly dividends during the nine months ended September 30, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Cash Flow

        The following table sets forth certain cash flow information for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$117,218	$134,551

Net cash (used in) provided by investing activities:
Purchases of leasing equipment	$(454,517)	$(28,002)
Investment in finance leases	(433)	(27,098)
Proceeds from sale of equipment, net of selling costs	72,725	62,282
Cash collections on finance lease receivables, net of income earned	24,648	22,931
Other	(180)	(77)

Net cash (used in) provided by investing activities	$(357,757)	$30,036

Net cash provided by (used in) financing activities	$232,410	$(158,313)

Operating Activities

        Net cash provided by operating activities decreased by approximately $17.4 million to $117.2 million in the nine months ended September 30, 2010, compared to $134.6 million in the nine months ended September 30, 2009 primarily due to the timing of cash collections on our accounts receivables and an increase in net purchases of trading containers, partially offset by an increase in the level of cash generated by operating income of $3.4 million.

        In the nine months ended September 30, 2010, we experienced billings in excess of our collections of $9.3 million, versus the nine months ended September 30, 2009, when collections exceeded billings by $9.0 million. In addition, during the first nine months of 2010, we had net purchases of trading equipment of $2.6 million, while we had net disposals of trading equipment of $2.7 million in the nine months ended September 30, 2009.

Investing Activities

        Net cash used in investing activities was $357.8 million in the nine months ended September 30, 2010 compared to net cash provided by investing activities of $30.0 million in 2009. Major reasons for the increase in cash used were as follows:

  •
  Capital expenditures were $454.9 million, including investments in finance leases of $0.4 million, in the nine months ended September 30, 2010 compared to $55.1 million, including investments in finance leases of $27.1 million, for 2009. Capital expenditures increased in 2010 primarily due to an increase in the number of leasing units purchased, as well as the high cost of new equipment.

  •
  Sales proceeds from the disposal of equipment increased $10.4 million to $72.7 million in the nine months ended September 30, 2010 compared to $62.3 million in 2009. Proceeds from the disposal of used containers in 2010 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $1.7 million to $24.6 million in the nine months ended September 30, 2010 compared to $22.9 million in 2009 as a result of a larger portion of payments made on finance leases being principal versus interest.

Financing Activities

        Net cash provided by financing activities was $232.4 million in the nine months ended September 30, 2010 compared to net cash used in financing activities of $158.3 million for the same period in 2009.

        During the nine months ended September 30, 2010, we had net borrowings of $275.8 million under our various debt facilities, primarily used to finance the purchase of new equipment, as compared to net payments of $120.8 million under our various debt facilities and capital lease obligations during the nine months ended September 30, 2009. As a result of the net borrowings of our wholly owned subsidiaries during the nine months ended September 30, 2010, restricted cash increased by $7.4 million, substantially all of which was funded by proceeds upon closing of the Series 2010-1 Notes.

        During the nine months ended September 30, 2010, we paid $27.4 million in dividends as compared to $0.9 million in dividends paid during the nine months ended September 30, 2009.

        In 2009, we repurchased treasury stock for $16.1 million and paid $20.7 million for the repurchase of debt prior to maturity.

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

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2010:

	Contractual Obligations by Period
	(dollars in millions)
	Total	Remaining 2010	2011	2012	2013	2014 and thereafter
Contractual Obligations:
Total debt obligations(1)	$1,585.5	$98.4	$238.2	$313.3	$212.1	$723.5
Capital lease obligations(2)	150.9	4.2	17.7	17.9	16.0	95.1
Operating leases (mainly facilities)	4.1	0.7	2.2	1.0	0.2	—
Purchase obligations:
Equipment purchases payable	164.5	164.5	—	—	—	—
Equipment purchase commitments	140.4	127.0	13.4	—	—	—

Total contractual obligations	$2,045.4	$394.8	$271.5	$332.2	$228.3	$818.6

(1)
Amounts include actual and estimated interest for floating-rate debt based on September 30, 2010 rates and the net effect of the interest rate swaps, and exclude payments made subsequent to September 30, 2010 to terminate certain interest rate swap contracts.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        As of September 30, 2010, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

Total Notional Amount at September 30, 2010	Weighted Average Fixed Leg Interest Rate at September 30, 2010	Weighted Average Remaining Term
$1,204 million	4.1%	2.7 years

        Most of the changes in the fair value on these interest rate swap contracts will be recognized in the consolidated statements of operations as unrealized gains or losses on interest rate swaps.

        Since approximately 84% of our debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by certain changes in interest rate swap valuations which cause gains or losses to be recorded. During the three months ended September 30, 2010, unrealized losses on interest rate swaps totaled $9.7 million compared to unrealized losses of $6.9 million for the third quarter of 2009. During the nine months ended September 30, 2010, unrealized losses on interest rate swaps totaled $31.5 million, compared to unrealized gains of $22.6 million for the nine months ended September 30, 2009.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and company obligations, and most of our revenues and expenses in 2010 and 2009 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies. We recorded $0.2 million of unrealized foreign currency exchange gains in the third quarter of 2010, and $0.2 million of unrealized foreign currency exchange losses in the third quarter of 2009. For the nine months ended September 30, 2010 and 2009, we recorded $0.3 million and $0.1 million, respectively of unrealized foreign currency exchange losses. These losses/gains resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.8 million at September 30, 2010, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no shares repurchased by the Company during the quarter ended September 30, 2010.

ITEM 6.    EXHIBITS.

Exhibit Number		Exhibit Description
4.57	*	Series 2010-2 Supplement dated as of October 19, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee.

4.58	*	Series 2010-2 Note Purchase Agreement dated as of October 19, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC.

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
Date: November 1, 2010	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)