Form 10-K
period 2010-12-31
TAL International Group, Inc.
filed 2011-02-18
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
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
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2010 was approximately $258.2 million.

         As of February 15, 2011, there were 30,868,575 shares of the Registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 26, 2011.

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

WEBSITE ACCESS TO COMPANY'S REPORTS AND CODE OF ETHICS

        Our Internet website address is http://www.talinternational.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

        We have adopted a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The text of our code of ethics is posted within the Corporate Governance portion of the Investors section of our website.

        Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

TAL International Group, Inc.
100 Manhattanville Road
Purchase, New York 10577
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (914) 251-9000

SERVICE MARKS MATTERS

        The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of TAL International and our subsidiaries: TAL® and Trader®.

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

  •
  Equipment trading—we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 216 third-party container depot facilities in 39 countries as of December 31, 2010. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Maersk Line, Mediterranean Shipping Company and NYK Line.

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

        Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments' contents and handling, and return the equipment to specified drop-off locations. As of December 31, 2010, 65% of our on-hire containers and chassis were on long-term leases, 9% were on finance leases, 19% were on service leases and 7% were on long-term leases whose fixed terms have expired. As of December 31, 2010, our long-term leases had an average remaining lease term of 49 months.

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

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container traders and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 40,000 twenty-foot equivalent units (TEU) of containers purchased for resale.

        Total revenues for the equipment trading segment are primarily made up of equipment trading revenues, which represents the proceeds from sales of trading equipment. The profitability of this segment is largely driven by the volume of units purchased and sold, our per-unit selling margin, and our direct operating and administrative expenses.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.9% from 1986 to 2010. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. According to Containerisation International as reported in mid-2010, container lessors' ownership was approximately 11.3 million TEU or 41% of the total worldwide container fleet of 27.5 million TEU.

        Leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces a shipping line's need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset-intensive business.

        Spot leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices or changes in the balance of container supply and demand because lease agreements are generally only re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Operations

        We operate our business through 18 worldwide offices located in 11 different countries as of December 31, 2010. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

        Our fleet primarily consists of three types of equipment:

  •
  Dry Containers.  A dry container is essentially a steel constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8 1/2 or 9 1/2 feet tall. Dry containers are the least expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

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

        Over the last few years, we have added two equipment types to our fleet:

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

  •
  Alternative Source of Financing.  Container and chassis leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the rapid growth of the asset intensive container shipping industry.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2010, 65% of our on-hire containers and chassis were under long-term operating leases. As of December 31, 2010, our long-term leases had an average remaining duration of 49 months, assuming no leases are renewed. However, we believe that many of our customers will renew leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2010, 7% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

        Some of our long-term leases give our customers Early Termination Options ("ETOs"). If exercised, ETOs allow customers to return equipment prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically been exercised infrequently.

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2010, 19% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 46 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2010, approximately 9% of our on-hire containers and chassis were under finance leases.

        Lease Documentation.    In general, our lease agreements consist of two basic elements, a master lease agreement and a lease addendum. Lease addenda typically contain the business terms (including daily rate, term duration and drop-off schedule, among other things) for specific leasing transactions, while master lease agreements typically outline the general rights and obligations of the lessor and lessee under all of the lease addenda covered by the master lease agreement (lease addenda will specify the master lease agreement that governs the lease addenda). For most customers, we have a small number of master lease agreements (often one) and a large number of lease addenda.

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

        The master lease agreements usually contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third- party claims arising out of the lessee's use, operation, possession or lease of the equipment. Lessees are generally required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own off-hire physical damage insurance to cover our equipment when it is not on-hire to lessees and third-party liability insurance for both on-hire and off-hire equipment. Nevertheless, such insurance or indemnities may not fully protect us against damages arising from the use of our containers.

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

        Depot Management.    As of December 31, 2010, we managed our equipment fleet through 216 third-party owned and operated depot facilities located in 39 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        Equipment Disposals.    Our in-house equipment sales group has a worldwide team of specialists that manage the sale process for our used containers and chassis from our lease fleet. We generally sell to portable storage companies, freight forwarders (who often use the containers for one-way trips) and other purchasers of used containers. We believe we are one of the world's largest sellers of used containers.

        We have sold approximately 70,000 TEU of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, cost paid for equipment sold and selling and administrative costs. We have sold approximately 40,000 TEU of containers purchased from third parties for resale on average over the last five years.

  Management Services

        Approximately 3% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed floor amount. Typically the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

Environmental

        We face a number of environmental risks, including potential liability due to accidental discharge from our containers, potential equipment obsolescence and retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors. While we maintain environmental liability insurance coverage and the terms of our leases and other arrangements for use of our containers that place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our current or historical operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. We have not yet experienced any such claims, although we cannot assure you that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Our lessees are required to indemnify us from such claims. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure you that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. Such insurance or indemnities may not fully protect us against damages arising from environmental damage.

        We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

        Also, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains CFC's. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

Credit Controls

        We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage and profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that is to be supplied. To mitigate the impact from potential defaults, we currently maintain a credit insurance policy that in certain circumstances covers losses and costs incurred in default situations. However, this policy has significant deductibles, exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

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

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 83% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for approximately 50% of our 2010 leasing revenues. Our largest customer is CMA CGM, which accounted for approximately 16% of our leasing revenues in 2010, 17% in 2009 and 12% in 2008. Mediterranean Shipping Company accounted for approximately 12% of our leasing revenues in 2010 and 10% in 2009. APL-NOL accounted for approximately 11% of our leasing revenues in 2010, 12% in 2009 and 15% in 2008. No other customer exceeded 10% of our leasing revenues in 2010, 2009 or 2008. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

Currency

        Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and company obligations, and most of our revenues and expenses are denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies; and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

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

        While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships, and maintaining close day-to-day coordination with customers' operating staffs, and we have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Employees

        As of December 31, 2010, we employed 172 people in 18 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers' "lease vs. buy" decisions. Cyclical recessions can negatively affect lessors' operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, we typically experience decreasing leasing demand, decreasing equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

        For example, our profitability decreased 60.2% from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and our profitability would have decreased further if trade activity did not start to recover at the end of 2009. TAL's performance and profitability will likely be similarly impacted by economic recessions or other events that negatively affect the level of global containerized trade in the future.

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

Lease rates may decrease due to weak leasing demand, a decrease in new container prices or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

        Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors more fully described below. A decrease in market leasing rates generally leads to decreased average lease rates for TAL which can have a materially adverse affect on our leasing revenues, profitability and cash flow.

        A decrease in market leasing rates negatively impacts the leasing rates on both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. As a result, during periods of low market lease rates, the average lease rate we receive for our containers is negatively impacted by both the addition of new containers at low lease rates as well as the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. This occurred during the second half of 2008 and continued in 2009 due to extremely weak leasing demand, and we also faced an extended period of decreasing average leasing rates from 1998-2003 due to a decrease in steel prices and new container prices. In both the 2009 and 1998-2003 periods, the reductions in our leasing rates contributed to significant decreases in our profitability.

        In 2010, the size of TAL's owned fleet increased significantly due to large purchases of new equipment. Those containers were purchased at relatively high prices and leased out during 2010 at lease rates well above TAL's portfolio average. The high level of procurement in 2010 created a concentration of leases with historically high leasing rates that will generally expire from 2015 through 2017. If container prices and market leasing rates revert back toward historical average levels at the time those leases expire, TAL could be forced to release those containers at significantly reduced lease rates and TAL's average lease rates, operating margins, profitability and financial position would be adversely affected, even if trade growth and demand for leased containers remains strong.

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

        In addition, when lessees or sublessees of our containers and chassis default, we may fail to recover all of our equipment, and the containers and chassis we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition these containers and chassis to other places where we can re-lease or sell them, and we may lose lease revenues and incur additional operating expenses in repossessing and storing the equipment.

        The recent global economic crisis and the resulting decrease in trade volumes led to exceptionally poor financial performance for most of our customers in 2009, and while industry performance generally improved in 2010, many of our customers continue to be in a much weaker financial condition than they were prior to the economic crisis. In addition, the current order book for container vessels remains large relative to the size of the existing container fleet, and the freight rates our customers receive for moving containers will come under renewed pressure if global containerized trade growth falls below the expected annual increase of container vessel capacity, which is currently expected to be near 10% in 2011. Due to the weakened financial condition of our customer base and the potential near-term pressure on freight rates, we continue to face an increased level of customer default risk, and thus we continue to face increased risk that our financial performance and cash flow could be severely affected by defaults from our major customers.

        Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, we do not maintain a general equipment reserve for equipment on-hire under operating leases to performing customers. As a result, any major customer default would have a significant impact on our profitability at the time the customer defaulted. Such a default could also have a material adverse effect on our business condition and financial prospects

Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment, especially for our refrigerated containers. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the risks we face from potential technical problems.

        Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

        Also, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains CFC's. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

Used container selling prices may decrease leading to lower gains or potentially large losses on the disposal of our equipment.

        Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the residual values of our containers upon the expiration of their leases because, in the ordinary course of our business, we sell certain containers when they are returned to us. The volatility of the residual values of such equipment may be significant. These values, which can vary substantially, depend upon, among other factors, the global supply and demand balance for containers, the location of the containers, worldwide steel prices and the cost of new containers, the supply and demand for used containers at a particular location, applicable maintenance standards, refurbishment needs, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater residual value risk than finance leases.

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

        Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over the last fifteen years. From 1999 through 2003 our average sale prices for used containers were historically low due to low prices for new containers and an extreme over-supply of used containers in North America and Europe following the Asia crisis. We recorded large losses on the disposal of our equipment during these years.

        If current market conditions deteriorate due to a decrease in trade volumes, a decrease in new container prices, an increase in the supply of containers available for sale, a significant change in global trading patterns or other factors, sale prices could decrease significantly causing the impact of disposals to quickly change from gains to substantial losses.

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

        We periodically make capital investments to, among other things, maintain and expand our container fleet. We have relied heavily on the asset securitization market to finance a majority of our new container investments. During the financial crisis of 2008 and 2009, the asset securitization market was not available to us. If similar or other disruptions in the capital markets and in the asset securitization market in particular occur, it would be more difficult and more expensive for us to fund additional container investments. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, we will not be able to invest in our fleet and our profitability will decrease.

We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service obligations which could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2010, we had outstanding indebtedness of $1.6 billion under our asset backed securities and other debt facilities. In addition, we have capital lease obligations in the amount of $131.8 million. Our interest and debt expense for the fiscal year ended December 31, 2010 was $79.1 million. As of December 31, 2010, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 76%.

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

  •
  increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

  •
  place us at a competitive disadvantage compared to our competitors having less debt.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our asset backed securities and other credit facilities contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to our and our subsidiaries' current debt levels, the risks described above would increase.

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

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased positioning costs and lower growth.

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

        While the percentage of leased containers has been fairly consistent historically, this percentage decreased steadily from 2004 to 2008. We believe that the increasing share of containers owned directly by the shipping lines during this time was the result of the improved financial performance, increased operating scale and improved information systems of our customers, which made it easier for our customers to finance and deploy new container purchases efficiently.

We are dependent upon continued demand from our large customers and any default or significant reduction in leasing business from any of our large customers, and especially our largest customer, could have a material adverse effect on our business, financial condition and future prospects.

        Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 50% of our leasing revenues in the 2010 fiscal year, with our single largest customer representing approximately 16% during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers. The loss or significant reduction of orders from any of our large customers could have a material adverse effect on our business, financial condition and future prospects.

        In addition, several of our largest customers, including our largest customer, have undertaken significant financial restructurings as a result of large financial losses incurred in 2009. We expect the financial performance and financial condition of these customers, though improved from the depths of the crisis, will continue to be pressured due to ongoing growth in vessel capacity. A default by any of our large customers, and especially our largest customer, would have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face extensive competition in the container leasing industry.

        We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with more than ten other major leasing companies, many smaller lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than we do. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

        Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and new entrants have generally been less disciplined than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry may reduce lease rates and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

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

        An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

        During the fourth quarter of 2010 we increased the estimated residual values used in our depreciation calculations for several of our containers types. If, in the future, we experience weak demand for these specific container types the amount of a potential impairment charge would be higher than if we had not increased our residual estimates.

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

Our asset backed securities and other credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

        Our asset backed securities and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:

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

        A number of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur in the future, they could adversely affect these customers and lead to reduced demand for leasing of our containers or otherwise adversely affect us.

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

        The efficient operation of our business is highly dependent on two of our information technology systems: our equipment tracking and billing system and our customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as container pick-ups and drop-offs, repairs, and to bill our customers for the use and damage to our equipment. We also use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could disrupt our business and results of operations and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

A number of key personnel are critical to the success of our business.

        Most of our senior executives and other management level employees have been with us for over ten years and have significant industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.

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

Future changes to lease accounting rules under U.S. GAAP and International Financial Reporting Standards (IFRS) could significantly impact how we and our customers conduct our businesses and account for leases.

        As a U.S. publicly held company we are required to prepare and report our consolidated financial statements in accordance with U.S. GAAP. On August 17, 2010, the Financial Accounting Standards Board issued Proposed Accounting Standards Update—Leases (Topic 840). This Exposure Draft proposes a new approach to lease accounting that differs significantly from current practice, most notably it would require lessees to record leased assets on their balance sheets. If this proposed new accounting standard becomes effective in its current form, it could significantly impact our customers' lease versus buy decisions and could, therefore, have an adverse effect on our business, financial condition, and results of operations and cash flows.

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

Future sales of shares of our common stock by us or our existing controlling stockholders could cause our stock price to decline

        We filed a Form S-3 with the United States Securities and Exchange Commission that became effective on December 30, 2010 and established a shelf registration for up to $300 million of debt and equity securities by TAL and the sale of up to five million shares of our common stock by original investors in TAL. The price of our shares could be negatively impacted if we or any of the original investors in TAL undertake an offering to sell shares pursuant to this shelf registration.

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

        The Sarbanes Oxley Act of 2002 requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

Our internal controls over financial reporting may not detect all errors or omissions in the financial statements.

        Section 404 of the Sarbanes Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes Oxley Act of 2002 and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2010, our employees are located in 18 offices in 11 different countries. We have 7 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of TAL International Group, Inc. during the fourth quarter of 2010.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the New York Stock Exchange under the symbol "TAL" since October 12, 2005. Prior to that time, there was no public market for our common stock.

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2010 and 2009.

	High	Low
2010:
Fourth Quarter	$31.71	$23.50
Third Quarter	$28.97	$20.94
Second Quarter	$27.19	$19.85
First Quarter	$20.29	$12.91
2009:
Fourth Quarter	$15.19	$11.10
Third Quarter	$14.65	$8.81
Second Quarter	$11.46	$5.96
First Quarter	$14.40	$5.51

        On February 15, 2011, the closing price of a share of our common stock was $35.83, as reported on the New York Stock Exchange. On that date, there were approximately 49 holders of record of the common stock and approximately 9,300 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from October 12, 2005 (the date our common stock began trading) to December 31, 2010. The graph assumes the investment of $100 as of October 12, 2005 and the reinvestment of all dividends.

Comparison of Cumulative Total Return
October 12, 2005 through December 31, 2010

		INDEXED RETURNS Years Ending
	Base Period 10/12/2005
Company/Index		12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
TAL International Group, Inc.	100	114.72	151.18	136.68	92.01	86.66	210.72
S&P 500 Index	100	106.52	123.34	130.12	81.98	103.67	118.93
Russell 2000 Index	100	108.62	128.58	126.56	83.80	107.94	136.93

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

        We increased our quarterly cash dividend to $0.45 per share for the first quarter of 2011. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital requirements, and financial condition.

Stock Repurchase Program

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock.

        There was no share purchase activity during the fourth quarter ended December 31, 2010.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference from our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on April 26, 2011, which proxy statement will be filed with the SEC within 120 days of the close of our fiscal year ended December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statement of operations data, balance sheet data and other financial data for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Statement of Operations Data:
Leasing revenues	$328,530	$309,261	$319,292	$286,273	$273,157
Equipment trading revenues	34,636	39,693	95,394	49,214	23,665
Management fee income	2,932	2,629	3,136	5,475	6,454
Other revenues	702	954	2,170	2,303	2,301

Total revenues	366,800	352,537	419,992	343,265	305,577

Operating expenses (income):
Equipment trading expenses	28,814	37,538	84,216	43,920	21,863
Direct operating expenses	24,489	36,942	28,246	28,552	25,938
Administrative expenses	41,724	40,908	46,154	39,843	36,950
Depreciation and amortization(3)	115,927	115,688	110,450	101,670	103,849
(Reversal) provision for doubtful accounts	(843)	545	4,878	792	(529)
Net (gain) on sale of leasing equipment	(25,765)	(9,278)	(23,534)	(12,119)	(6,242)
Net (gain) on sale of container portfolios	—	(185)	(2,789)	—	—

Total operating expenses	184,346	222,158	247,621	202,658	181,829

Operating income	182,454	130,379	172,371	140,607	123,748
Other expenses (income):
Interest and debt expense	79,104	68,807	64,983	52,129	47,578
Write-off of deferred financing costs	675	—	250	204	2,367
(Gain) on debt extinguishment(1)	—	(14,130)	(23,772)	—	—
Net loss (gain) on interest rate swaps(2)	13,029	(35,152)	76,047	27,883	8,282

Total other expenses	92,808	19,525	117,508	80,216	58,227

Income before income taxes	89,646	110,854	54,863	60,391	65,521
Income tax expense	31,922	39,268	19,067	21,600	23,388

Net income	$57,724	$71,586	$35,796	$38,791	$42,133

Earnings Per Share Data:
Basic income per share applicable to common stockholders	$1.90	$2.31	$1.10	$1.17	$1.28
Diluted income per share applicable to common stockholders	$1.88	$2.30	$1.09	$1.16	$1.26
Weighted average common shares outstanding:
Basic	30,440,816	31,021,339	32,572,901	33,183,252	32,987,077
Diluted	30,716,668	31,072,265	32,693,320	33,369,958	33,430,438
Cash dividends paid per common share	$1.30	$0.04	$1.61	$1.43	$0.45

(1)
Gain on debt extinguishment of $14.1 million and $23.8 million for the years ended December 31, 2009 and 2008, respectively, was due to the repurchase of a portion of asset backed term notes issued during 2006.

(2)
Net losses and gains on interest rate swaps are primarily due to changes in interest rates. Certain swaps were designated as cash flow hedges during the periods from November 2005 to April 2006, and June 2010 to

  October 2010. Changes in fair value of the swaps not designated as cash flow hedges were recorded in the statement of operations.

(3)
Depreciation expense was reduced by $5.5 million ($3.6 million after tax or $0.12 per diluted share) beginning October 1, 2010 as the result of an increase in the residual value estimates included in the Company's depreciation policy (see Note 2 in the Notes to Consolidated Financial Statements).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$85,612	$73,604	$56,958	$70,695	$58,167
Accounts receivable, net	48,311	33,086	42,335	41,637	39,318
Revenue earning assets, net	2,286,831	1,603,819	1,764,522	1,500,056	1,253,877
Total assets	2,517,215	1,800,978	1,955,498	1,705,887	1,455,663
Total debt	1,770,332	1,161,298	1,351,036	1,174,654	958,317
Stockholders' equity	428,410	418,829	364,471	393,477	398,750
Other Financial Data:
Capital expenditures	$844,214	$57,957	$492,635	$392,883	$253,340
Proceeds from sale of equipment leasing fleet, net of selling costs	99,275	69,473	83,956	63,006	58,462
Selected Fleet Data(1)(2):
Dry container units	720,008	592,953	640,838	576,887	547,172
Refrigerated container units	45,215	36,061	37,740	37,511	35,038
Special container units	45,234	47,857	50,893	45,668	42,183
Equipment trading units	33,373	14,947	16,735	14,583	8,815
Chassis	9,208	8,778	8,796	7,955	6,579
Tank container units	2,648	1,350	1,319	110	—

Total container units/chassis	855,686	701,946	756,321	682,714	639,787

Total containers/chassis in TEU	1,397,183	1,139,523	1,224,452	1,111,164	1,037,323
Average utilization %(3)	96.1%	88.0%	94.4%	94.9%	92.6%

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

  •
  Equipment trading—we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment.

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2010, our total fleet consisted of 855,686 containers and chassis, including 28,089 containers under management for third parties, representing 1,397,183 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 216 third party container depot facilities in 39 countries as of December 31, 2010. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Maersk Line, Mediterranean Shipping Company and NYK Line. For the year ended December 31, 2010, our twenty largest customers accounted for 78% of our leasing revenues, our five largest customers accounted for 50% of our leasing revenues, and our largest customer accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	December 31, 2010			December 31, 2009			December 31, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	694,351	25,657	720,008	564,885	28,068	592,953	610,759	30,079	640,838
Refrigerated	44,955	260	45,215	35,611	450	36,061	37,119	621	37,740
Special	43,062	2,172	45,234	45,238	2,619	47,857	48,054	2,839	50,893
Tank	2,648	—	2,648	1,350	—	1.350	1,319	—	1,319
Chassis	9,208	—	9,208	8,778	—	8.778	8,796	—	8,796

Equipment leasing fleet	794,224	28,089	822,313	655,862	31,137	686,999	706,047	33,539	739,586
Equipment trading fleet(1)	33,373	—	33,373	14,947	—	14,947	16,735	—	16,735

Total	827,597	28,089	855,686	670,809	31,137	701,946	722,782	33,539	756,321

Percentage	96.7%	3.3%	100.0%	95.6%	4.4%	100.0%	95.6%	4.4%	100.0%

(1)
Includes 25,189 units on lease under sale-leaseback transactions as of December 31, 2010.

	Equipment Fleet in TEU's
	December 31, 2010			December 31, 2009			December 31, 2008
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,116,392	46,462	1,162,854	899,599	50,426	950,025	968,772	53,692	1,022,464
Refrigerated	85,166	455	85,621	65,971	758	66,729	68,270	1,022	69,292
Special	74,273	3,622	77,895	77,617	4,255	81,872	82,322	4,624	86,946
Tank	2,698	—	2,698	1,400	—	1,400	1,369	—	1,369
Chassis	16,367	—	16,367	15,612	—	15,612	15,645	—	15,645

Equipment leasing fleet	1,294,896	50,539	1,345,435	1,060,199	55,439	1,115,638	1,136,378	59,338	1,195,716
Equipment trading fleet(1)	51,748	—	51,748	23,885	—	23,885	28,736	—	28,736

Total	1,346,644	50,539	1,397,183	1,084,084	55,439	1,139,523	1,165,114	59,338	1,224,452

Percentage	96.4%	3.6%	100.0%	95.1%	4.9%	100.0%	95.2%	4.8%	100.0%

(1)
Includes 40,425 TEU on lease under sale-leaseback transactions as of December 31, 2010.

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

        As of December 31, 2010, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84.1%	59.1%
Refrigerated	5.3	25.6
Special	5.3	10.3
Chassis	1.1	2.4
Tank	0.3	1.5

Equipment leasing fleet	96.1	98.9
Equipment trading fleet	3.9	1.1

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	December 31, 2010	December 31, 2009	December 31, 2008
Long-term leases	65.4%	68.7%	60.9%
Finance leases	8.8	11.7	10.0
Service leases	18.5	15.2	19.5
Expired long-term leases (units on hire)	7.3	4.4	9.6

Total	100.0%	100.0%	100.0%

        As of December 31, 2010, our long-term leases had an average remaining contract term of approximately 49 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenues also include ancillary fees driven by drop-off volumes. During 2010, our leasing revenue increased rapidly over the course of the year. Leasing revenues for the full year of 2010 increased 6.2% from the 2009 level to reach $328.5 million, but the year-to-year comparison does not fully reflect the rate at which leasing revenues increased during 2010. Our leasing revenues decreased throughout 2009 as lower trade volumes associated with the financial crisis limited our investment in new units and pressured our utilization and average rental rates. During 2010, trade volumes rapidly recovered to pre-crisis levels, allowing us to make large investments in our fleet and helping us drive a rapid recovery in our utilization and average rental rates. During 2010, our leasing revenue increased 29.6% from $72.9 million in the first quarter to $94.5 million in the fourth quarter.

        Owned fleet size.    As of December 31, 2010, our owned fleet included 1,346,644 TEUs, an increase of 24.2% from December 31, 2009. The increase in fleet size during 2010 was due to several factors, including large purchases of new containers and the completion of several sale-leaseback transactions for trading containers.

        TAL increased new container purchases in 2010 due to a strong recovery in demand for leased containers. Trade volumes were exceptionally weak from the end of 2008 through the middle of 2009, leading to a decrease in demand for containers and a build-up of excess container inventories. In response to this, leasing companies and shipping lines effectively ceased purchasing containers in 2009, and we estimate that global container capacity decreased five percent or more from September 2008 through the end of 2009 as containers aged out of service and were not replaced. However, trade volumes began to recover in the second half of 2009, and by the summer of 2010 had reached or surpassed 2008 peak levels on most trade routes. In 2010, this combination of decreased container capacity and recovering trade volumes led to a global shortage of containers, strong leasing demand and rapidly increasing utilization for TAL. In response to the strong leasing demand in 2010, TAL purchased over $880 million of new equipment, including over 300,000 TEU of dry containers and approximately 25,000 TEU of refrigerated containers.

        TAL's purchases of new containers in 2010 have also been supported by a shift in the mix of shipping-line owned versus leased containers. Historically, shipping lines have purchased and owned 55% to 60% of the containers they operate, and leased 40% to 45% of their operated containers from leasing companies like TAL. However, most shipping lines were cautious about committing to large purchases of new containers during 2010 despite the global container shortage. Many shipping lines continue to face financial constraints due to lingering effects of the financial crisis and increased capital outlays associated with their aggressive ship building programs, and in 2010 they relied more heavily on the leasing market for access to additional container capacity. This trend has continued into the early part of 2011 and as of the end of January 2011, TAL has ordered over $300 million of new equipment, including over 100,000 TEU of new dry containers and approximately 3,500 TEU of new refrigerated containers for delivery in the first half of 2011.

        Utilization.    Our average utilization was 96.1% in the year ended December 31, 2010, an increase of 8.1% from the year ended December 31, 2009. Ending utilization increased 8.0% from 90.3% as of December 31, 2009 to 98.3% as of December 31, 2010. The increase in our utilization during 2010 was mainly the result of the rapid increase in trade volumes during the first half of the year and constrained new container production capacity. While TAL purchased a record number of new containers in 2010, overall container production for the market was fairly low as the container manufacturers needed to ramp-up production after effectively closing their factories in 2009. This combination of strong containerized trade volumes and constrained new container production capacity led to exceptionally strong leasing demand and a rapid increase in our utilization.

        The global container shortage also led to a significant decrease in container drop-off volumes from our customers, which caused our inventory of old containers available for sale to decrease throughout the year. While global containerized trade volumes have decreased seasonally from the third quarter of 2010, our utilization has remained strong into the first part of 2011 as shipping lines have generally preferred to retain leased containers on-hire to help ease the shortages they faced during the peak season in 2010 and to continue to enjoy historical leasing rates that in many cases are well below current market levels.

        Utilization and leasing demand for our refrigerated containers remained solid in 2010. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5.3% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 25.6% of our leasing revenue. Leasing demand for special containers remained steady while utilization for our chassis product line improved due to increased leasing demand driven by a rebound in the container volumes coming into the United States.

        The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

Average Utilization	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2010	96.1%	98.6%	98.1%	95.4%	91.8%
2009	88.0%	88.7%	86.2%	87.0%	90.1%
2008	94.4%	94.0%	95.5%	94.3%	93.8%

Ending Utilization	December 31,	September 30,	June 30,	March 31,
2010	98.3%	98.5%	97.1%	93.4%
2009	90.3%	87.6%	85.9%	88.5%
2008	92.4%	95.8%	95.4%	94.0%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average rental rates.    Our average rental rates increased steadily throughout 2010 after decreasing during 2009. In 2009, our average dry container rental rates decreased 10.1% over the course of the year, primarily due to lease incentives provided to certain customers in order to encourage them to pick up containers and extend containers on-lease during the difficult economic and trade environment. Our market environment changed dramatically in 2010, and our average dry container lease rates increased 20.0% from their level as of the end of 2009 as some of the 2009 incentive deals expired and as we placed new containers purchased in 2010 onto leases with rates much higher than our portfolio average. Lease rates for new dry containers in 2010 have been supported by strong leasing demand and very high prices for new containers. New dry container prices increased over 40% during 2010 due to increasing steel prices, the strong demand for containers and container production capacity constraints. New dry container prices and market leasing rates have remained historically high into the first part of 2011, and we expect our average dry container lease rates to continue to trend upward during 2011 unless new container prices fall significantly from their current level.

        In 2010, average lease rates for refrigerated and special containers over the course of the year were 0.5% lower and 0.8% higher, respectively, compared to 2009. The decrease in average lease rates for our refrigerated containers was primarily due to lease rate concessions provided to certain customers in 2009 for lease extension transactions. In addition, market leasing rates for new refrigerated containers remain slightly below our portfolio average rates due to a decrease in the price of new refrigerated containers over the last several years. The increase in average lease rates for our special containers was due to the placement of new special containers purchased in 2010 onto leases with rates higher than our portfolio average, combined with the expiration of a lease contract at rates lower than our portfolio average.

        Fee and ancillary revenue.    Fee and ancillary revenue decreased $12.9 million, or 40.4% in 2010 compared to 2009, and this decrease partially offset the growth in our leasing revenue from our larger owned fleet size, increase in utilization and increase in average dry container lease rates. Most of our fee and ancillary revenue, including repair charges, handling fees and logistical fees, are related to container drop-offs. Due to the global shortage of dry containers, the volume of container drop-offs was exceptionally low during 2010. We expect our drop-off volumes and fee and ancillary revenue to increase when the supply and demand balance for dry containers returns to a more normal situation.

        Equipment disposals.    During 2010, we recognized a $25.8 million gain on the sale of our used containers compared to a $9.3 million gain in 2009. The increase compared to 2009 mainly resulted from higher selling prices. Selling prices for used dry containers in 2010 have increased 70% or more from the beginning of the year due to the shortage of global container capacity, which has led to a significant decrease in the numbers of older containers being made available for disposal. Increased trade volumes have also led to an increase in demand for used containers for one-way shipments to locations with high back-haul costs.

        In 2010, we sold approximately 70,000 TEUs of our owned containers, or 6.6% of our owned equipment leasing fleet as of the beginning of the year. This annual disposal rate is in line with the 6 to 8% annual disposal rate we have been experiencing for the last several years, and is generally consistent with our expected long-term average disposal rate given the 12-14 year expected useful life of our containers. However, our inventory of disposal containers was exceptionally low at the end of 2010 and container drop-off volumes have remained low into the first part of 2011. As a result, our disposal volume in 2011 will be constrained until container drop-offs return to a normal level.

        Equipment trading.    For the year ended December 31, 2010, we recognized a net equipment trading margin of $5.8 million on the sale of equipment purchased for resale, compared to a $2.2 million margin in 2009. In 2009, our trading margins decreased from the high levels achieved in previous years as we decreased our purchase volumes due to concerns about future selling prices, and as we experienced low per-unit margins from selling containers that had been purchased in prior years at relatively high prices. In 2010, our per unit trading margins have improved due to an increase in used container selling prices, though overall trading margins were constrained in 2010 due to low trading volumes. Beginning in the fourth quarter of 2009, we started to significantly increase our purchases of trading containers, and our equipment trading inventory increased to 51,748 TEU as of December 31, 2010 compared to 23,885 TEU as of December 31, 2009. However, most of these trading containers were purchased through sale-leaseback transactions with our shipping line customers, and container drop-offs under these deals have been slow due to the worldwide shortage of containers.

        Equipment ownership expenses.    Our ownership expenses, principally depreciation and interest expense, increased by $10.5 million, or 5.7% in 2010 as compared to 2009. During 2010, TAL purchased a large volume of new containers and as a result, the net book value of our revenue earning assets increased by over 40% during the year. However, the average net book value of our revenue earning assets increased only 11% in 2010 compared to 2009. The change in the average net book value of our equipment from 2009 to 2010 was significantly less than the change in ending net book value since the book value of our equipment fleet decreased over the course of 2009 and since many of the containers purchased in 2010 were delivered in the second half of the year.

        Interest expense increased $10.3 million or 15% in 2010, due to an increase in our average outstanding debt and an increase in our average effective interest rate. Our average debt balance increased 4.7% in 2010, slightly lower than the 11% growth in our average revenue earning asset since we typically pay for our equipment several months after it is delivered. However, our debt balance as of December 31, 2010 was 50% higher than it was at the beginning of the year due to the large payments made for equipment in the second half of the year, and accordingly we expect our average debt balance and annual interest expense to be significantly higher in 2011 than it was in 2010.

        In 2010, our average effective interest rate increased from 5.4% in 2009 to 5.9% in 2010, since the debt incurred in 2010 to finance new equipment purchases generally included larger financing spreads than those on our debt facilities arranged in prior years. This increase in financing spreads was partially offset by the early termination of interest rate swap contracts in the fourth quarter. We terminated swaps with a notional value of $300 million that were due to expire in 2011 and 2012 and partially replaced them with longer dated swaps reflective of lower market interest rates.

        Depreciation expense increased only $0.2 million in 2010 despite our large equipment investments. New investments, net of disposals, in 2010 led to $12.9 million of incremental depreciation expense in 2010, but this increase was offset by a $7.2 million reduction in depreciation expense due to another vintage year of containers becoming fully depreciated at the end of 2009 and a $5.5 million reduction in depreciation expense due to the change in residual value estimates that went into effect on October 1, 2010.

        After conducting our annual review of our historical disposal experience, we decided to increase the estimated residual values used in our equipment depreciation policy. We have experienced a number of years of consistently high disposal gains, including during the difficult market of 2009, and based on this review we have reset the estimated residual values for a number of our major container types to be more reflective of values we have realized for this equipment over the last several years. TAL's previous residual value estimates were established in 2004, after several years of exceptionally weak disposal markets. Disposal prices were very low from 1999 through 2003 due to very low new container prices and an accumulation of a large volume of older containers in North America and Europe in the aftermath of the Asia-crisis. Since 2004, disposal prices have remained in excess of our residual estimates and the current adjustment to the estimates reflect this recent favorable experience.

        Over time, the higher residual estimates will lead to a decrease in our disposal gains that should offset much of the decrease in our depreciation expense. However, for the next several years, we do not expect the change in residual estimates to have a meaningful impact on our disposal gains since a large number of the containers we expect to sell over the next few years have already been depreciated to prior residual values. As a result, for the next several years, we expect the change in our residual value estimates to lead to an increase in our profitability compared to what we would have achieved with our previous residual estimates.

        Credit performance.    Our credit performance remained strong in 2010, and we recorded a reversal of $0.8 million for credit provisions taken in prior years that were not needed. The financial performance of the shipping industry has improved significantly, and most shipping lines were highly profitable in 2010 after generating large losses in 2009. However there is concern that our customers may again face pressure from falling freight rates in 2011 if trade growth falls short of the projected 10% growth in vessel capacity. In addition, several major shipping lines, including one of our largest customers, continue to be involved in comprehensive financial restructuring negotiations with their major creditors. As a result, the potential for credit losses remains and we will continue to be vigilant with our credit and collection processes.

        Operating expenses.    Our direct operating expenses were $24.5 million in 2010, compared to $36.9 million in 2009. We incurred significantly less repair and storage costs in 2010 due to less redeliveries and fewer idle containers during the period. Our administrative expenses increased $0.8 million in 2010 due to higher incentive compensation expense associated with TAL's improved financial performance in 2010, partially offset by lower salaries and fringe benefits associated with certain employee terminations during 2009.

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Treasury Stock

        There were no material repurchases of Treasury Stock during the year ended December 31, 2010. The following amounts of Treasury Stock were repurchased in the years ended December 31, 2009 and 2008:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$11.0 million

Results of Operations

        The following table summarizes our results of operations for the three years ended December 31, 2010, 2009 and 2008 in dollars (in thousands) and as a percentage of total revenues.

	Year Ended December 31,
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$328,530	89.6%	$309,261	87.7%	$319,292	76.0%
Equipment trading revenues	34,636	9.4	39,693	11.2	95,394	22.7
Management fee income	2,932	0.8	2,629	0.8	3,136	0.8
Other revenues	702	0.2	954	0.3	2,170	0.5

Total revenues	366,800	100.0	352,537	100.0	419,992	100.0

Operating expenses (income):
Equipment trading expenses	28,814	7.9	37,538	10.6	84,216	20.1
Direct operating expenses	24,489	6.7	36,942	10.5	28,246	6.7
Administrative expenses	41,724	11.4	40,908	11.6	46,154	11.0
Depreciation and amortization	115,927	31.6	115,688	32.8	110,450	26.3
(Reversal) provision for doubtful accounts	(843)	(0.2)	545	0.2	4,878	1.2
Net (gain) on sale of leasing equipment	(25,765)	(7.0)	(9,278)	(2.6)	(23,534)	(5.6)
Net (gain) on sale of container portfolios	—	—	(185)	(0.1)	(2,789)	(0.7)

Total operating expenses	184,346	50.4	222,158	63.0	247,621	59.0

Operating income	182,454	49.6	130,379	37.0	172,371	41.0
Other expenses (income):
Interest and debt expense	79,104	21.6	68,807	19.5	64,983	15.5
Write-off of deferred financing costs	675	0.2	—	—	250	0.1
(Gain) on debt extinguishment	—	—	(14,130)	(4.0)	(23,772)	(5.7)
Net loss (gain) on interest rate swaps	13,029	3.6	(35,152)	(10.0)	76,047	18.1

Total other expenses	92,808	25.4	19,525	5.5	117,508	28.0

Income before income taxes	89,646	24.2	110,854	31.5	54,863	13.0
Income tax expense	31,922	8.7	39,268	11.2	19,067	4.5

Net income	$57,724	15.5%	$71,586	20.3%	$35,796	8.5%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$291,219	$256,879
Fee and ancillary lease revenue	19,002	31,880

Total operating lease revenue	310,221	288,759
Finance lease revenues	18,309	20,502

Total leasing revenues	$328,530	$309,261

        Total leasing revenues were $328.5 million for 2010, compared to $309.3 million for 2009, an increase of $19.2 million, or 6.2%.

        Per diem revenue increased by $34.3 million, or 13.4%, compared to 2009. The primary reasons for the increase are as follows:

  •
  $32.2 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $4.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2010 at lease rates exceeding our portfolio average and the expiration of lease incentives provided over the course of 2009 and early 2010;

  •
  $3.3 million increase due to several purchase leaseback transactions completed at the end of 2009 and early 2010 in our equipment trading segment; and

  •
  $6.6 million decrease due to the recognition of fee revenue for the early termination of contracts during 2009 that did not reoccur in 2010.

        Fee and ancillary lease revenue decreased by $12.9 million as compared to the prior year, primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume.

        Finance lease revenue decreased by $2.2 million in 2010, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Equipment trading revenues	$34,636	$39,693
Equipment trading expenses	(28,814)	(37,538)

Equipment trading margin	$5,822	$2,155

        The equipment trading margin increased $3.7 million compared to 2009. The trading margin increased by $5.0 million due to an increase in selling prices, partially offset by a decrease of $1.3 million due to a decrease in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $24.5 million for 2010, compared to $36.9 million for 2009, a decrease of $12.4 million. The primary reasons for the decrease are outlined below:

  •
  $13.4 million decrease in storage and handling costs due to a decrease in idle units;

  •
  $2.3 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers;

  •
  $2.7 million increase in surveying costs due to an increase in new equipment purchases; and

  •
  $0.6 million increase in equipment and credit insurance premiums.

        Administrative expenses.    Administrative expenses were $41.7 million for 2010, compared to $40.9 million for 2009, an increase of $0.8 million, or 2.0%. The increase was primarily due to a $3.0 million increase in employee incentive costs related to TAL's improved operating and financial performance in 2010, partially offset by a decrease of $2.1 million in salaries associated with certain employee terminations that occurred in 2009.

        Depreciation and amortization.    Depreciation and amortization was $115.9 million for 2010, compared to $115.7 million for 2009, an increase of $0.2 million. Depreciation increased by approximately $12.9 million due to a net increase in the size of the depreciable fleet, partially offset by a decrease of $5.5 million due to an increase in the estimated residual values included in our depreciation policy on October 1, 2010 and a decrease of $7.2 million due to another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009.

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.8 million for 2010, compared to a provision for doubtful accounts of $0.5 million for 2009. The decrease in the provision for doubtful accounts was due to the reversal of certain provisions recorded in 2009 due to better than expected container recoveries and collections.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $25.8 million for 2010, compared to a gain of $9.3 million for 2009, an increase of $16.5 million. Gain on sale increased by $14.9 million due to higher selling prices, partially offset by a $0.9 million decrease due to lower selling volumes. In addition, upfront gains on units placed on finance leases increased by $2.1 million. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not generate up-front gains or losses when we place existing equipment on operating leases.

        Interest and debt expense.    Interest and debt expense was $79.1 million for 2010, compared to $68.8 million for 2009, an increase of $10.3 million. Interest and debt expense increased by $7.0 million due to a higher average debt balance mostly due to new equipment purchases during 2010, and increased by $3.3 million due to a higher effective interest rate.

        (Gain) on debt extinguishment.    There were no gains on debt extinguishment for 2010. Gain on debt extinguishment of $14.1 million (net of the write-off of deferred financing costs of approximately $0.2 million) for 2009 was due to the repurchase of a portion of certain asset backed term notes.

        Net (gain) loss on interest rate swaps.    Net loss on interest rate swaps was $13.0 million for 2010, compared to a net gain of $35.2 million for 2009. The fair value of our interest rate swap contracts, none of which were designated as hedging instruments, decreased in 2010 due to a decrease in long-term interest rates, while the fair value of our swap contracts increased in 2009 due to an increase in long-term interest rates in that year.

        Income tax expense.    Income tax expense was $31.9 million for 2010, compared to $39.3 million for 2009. The effective tax rates were 35.6% in 2010 and 35.4% in 2009.

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

  •
  $2.0 million increase due to an increase in average fleet size, reflecting large fleet investments made in 2008 partially offset by limited procurement during 2009; and

  •
  $8.0 million increase due to the recognition of fee revenue for the early termination of certain lease contracts. In 2009, we negotiated the early termination of several contracts for fees of approximately $11.0 million. As of December 31, 2009, approximately $3.0 million of these fees remained as deferred revenue.

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

        Administrative expenses.    Administrative expenses were $40.9 million for 2009, compared to $46.2 million for 2008, a decrease of $5.3 million, or 11.5%. This decrease was mainly due to lower employee incentive costs of $3.0 million, lower foreign exchange losses of $0.8 million, lower travel expenses of $0.7 million, and lower consulting fees of $0.7 million.

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

        Provision for doubtful accounts.    There was a provision for doubtful accounts of $0.5 million for 2009, compared to $4.9 million for 2008, a decrease of $4.4 million. In 2008, a $2.7 million reserve was established for amounts estimated to be uncollectible under a finance lease receivable for one of our customers, as well as an additional provision of $1.4 million against our finance lease portfolio taken to increase the level of our general reserve. In 2009, provisions for several small customer defaults were largely off-set by the reversal of certain provisions recorded in 2008 due to better than expected container recoveries.

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

        Interest and debt expense.    Interest and debt expense was $68.8 million for 2009, compared to $65.0 million for 2008, an increase of $3.8 million. The increase was primarily due to a higher effective interest rate on the Company's consolidated debt balances.

        (Gain) on debt extinguishment.    Gains on debt extinguishment of $14.1 million and $23.8 million (net of the write-off of deferred financing costs of approximately $0.2 million and $0.3 million) for the years ended December 31, 2009 and 2008 were due to the repurchase of a portion of asset backed term notes in each of those years.

        Net (gain) loss on interest rate swaps.    Net gain on interest rate swaps was $35.2 million for 2009, compared to a net loss of $76.0 million for 2008. The net fair value of the interest rate swap contracts increased in 2009 due to an increase in long-term interest rates over the course of the year, while the fair value of our interest rates swaps decreased in 2008 due to a decrease in long-term interest rates during 2008.

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

        The following table lists selected revenue and expense items for our Equipment leasing segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Equipment leasing segment:
Total revenues	$328,619	$311,875	$324,083
Depreciation and amortization expense	115,261	115,429	110,400
Interest and debt expense	77,261	68,004	63,797
Net (gain) on sale of leasing equipment	(25,721)	(9,278)	(23,534)
Income before income taxes(1)	96,851	60,691	98,724

(1)
Income before income taxes excludes net gains and losses on interest rate swaps, and net gain on debt extinguishment.

Segment Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

        Equipment leasing revenues.    Total revenues for the Equipment leasing segment were $328.6 million in 2010 compared to $311.9 million in 2009, an increase of $16.7 million, or 5.4%. The primary reasons for the increase are as follows:

  •
  $32.2 million increase due to an increase in average units on hire. This reflects an increased utilization and an increase in the average number of average dry, refrigerated and tank containers in our fleet;

  •
  $4.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2010 at lease rates exceeding our portfolio average and the expiration of lease incentives provided in 2009;

  •
  $12.9 million decrease in fee and ancillary lease revenue primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop off volume;

  •
  $6.6 million decrease due to the recognition of fee revenue for the early termination of contracts during 2009 that did not reoccur in 2010; and

  •
  $2.2 million decrease in finance lease revenue, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $96.9 million in 2010 compared to $60.7 million in 2009, an increase of $36.2 million, or 59.6%. The primary reasons for the increase in pretax income are as follows:

  •
  $16.7 million increase in Equipment leasing revenue in 2010;

  •
  $16.4 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $12.4 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased volumes of idle containers;

  •
  $0.2 million decrease in depreciation expense, primarily due to decreases resulting from the increase in the estimated residual values of leasing equipment and another vintage year of older equipment becoming fully depreciated in the fourth quarter of 2009, partially offset by a net increase in the size of the depreciable fleet; and

  •
  $9.3 million increase in interest and debt expense primarily due to a higher average debt balance mostly due to new equipment purchases during 2010 and a higher effective interest rate.

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

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $60.7 million in 2009 compared to $98.7 million in 2008, a decrease of $38.0 million, or 38.5%. The primary reasons for the decrease in pretax income are as follows:

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

        The following table lists selected revenue and expense items for our Equipment trading segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Equipment trading segment:
Total leasing revenues	$3,545	$961	$501
Equipment trading revenues	$34,636	39,693	95,394
Equipment trading expense	(28,814)	(37,538)	(84,216)

Equipment trading margin	$5,822	2,155	11,178

Interest expense	1,843	803	1,186
Income before income taxes(1)	5,824	881	8,414

(1)
Income before income taxes excludes net gains and losses on interest rate swaps, and net gain on debt extinguishment.

Segment Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $3.7 million in 2010 compared to 2009. The trading margin increased by $5.0 million due to an increase in selling prices, partially offset by a decrease of $1.3 million due to a decrease in sales volume.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $5.8 million in 2010 compared to $0.9 million in 2009. Income before income taxes increased due to an increase in the equipment trading margin, as well as an increase in leasing revenues due to several purchase leaseback transactions completed at the end of 2009 and early 2010.

Segment Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $9.0 million in 2009 compared to 2008. The trading margin decreased by $6.6 million due to a lower per unit trading margin and by $2.7 million due to a lower volume of units sold. These decreases were partially offset by a decrease in selling costs and administrative expenses related to the decrease in the volume of units sold.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $0.9 million in 2009 compared to $8.4 million in 2008, a decrease of $7.5 million, or 89.3%, which was primarily due to the Equipment trading margin decrease of $9.0 million. The decrease in administrative expenses was primarily due to lower allocated corporate expenses. Corporate expenses are allocated to the equipment trading segment primarily based on the volume of units sold in the equipment trading fleet relative to total units sold from both the equipment trading and equipment leasing fleets.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements, and pay dividends.

        We continue to have sizable cash in-flows. For 2010, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $297.9 million. In addition, as of December 31, 2010 we had $62.6 million of unrestricted cash and $212.5 million of additional borrowing capacity under our current credit facilities. In January 2011, we issued $174 million of fixed rate secured notes under the Asset Backed Securitization facilities. The notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.6% and have a scheduled maturity of January 2021.

        As of December 31, 2010, major committed cash outflows in the next 12 months include $306.7 million of committed but unpaid capital expenditures and $217.7 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At December 31, 2010, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$984.9	$984.9
Term loan facilities	441.1	441.1
Asset backed warehouse facility	122.5	325.0
Revolving credit facility	90.0	100.0
Capital lease obligations	131.8	131.8

Total Debt	$1,770.3	$1,982.8

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of December 31, 2010 we had $574.1 million of debt outstanding on facilities with fixed interest rates. The weighted average interest rate on these fixed rate facilities as of December 31, 2010 was 4.99% and they are scheduled to mature between 2014 and 2020 and have a weighted average remaining term of 4.7 years as of December 31, 2010.

        As of December 31, 2010 we had $1,196.2 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). As of December 31, 2010, the weighted average interest rate on these floating rate debt obligations was 1.94% and they are scheduled to mature between 2012 and 2018 and have a weighted average remaining term of 3.1 years as of December 31, 2010.

        We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2010, we had interest rate swaps in place with a total notional value of $987.6 million to fix the floating interest rates on a portion of our floating rate debt obligations. As of December 31, 2010, the weighted average fixed leg interest rate on our interest rate swap contracts was 3.48% with a weighted average remaining term of 3.4 years.

  Asset Backed Securitization Term Notes

        Our Asset Backed Securitization ("ABS") facilities have been the primary funding source used to finance our existing container fleet and new container purchases since April 2006 when our indirect wholly owned subsidiary, TAL Advantage I LLC, issued the Series 2006-2 and 2005-1 variable rate notes. This was followed in 2010, when our indirect wholly owned subsidiary TAL Advantage IV LLC issued the Series 2010-1 and Series 2010-2 fixed rate secured notes. The facilities are designed to reduce borrowing costs and enhance financing resources for our container fleet. Under the facilities, our indirect wholly-owned subsidiaries issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.

        Our borrowings under the ABS facilities amortize in equal monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. The net book values for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 82%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to either five or nine months of interest expense depending on the type of facility.

  Term Loan Facilities

        We utilize our term loan facilities as an important funding source for the purchase of new containers, as well as to support our finance lease business and a port equipment financing transaction. The term loan facilities generally amortize in monthly installments.

        The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 75% to 90% against the net book values of designated eligible containers. The net book value for purposes of calculating our borrowing capacity for certain of our term loan facilities is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Borrowings under the term loan facilities used to support our finance lease business are secured by the finance lease receivables associated with the related containers.

  Asset Backed Warehouse Facility

        On October 26, 2009, one of our indirect wholly-owned subsidiaries entered into an asset backed warehouse facility with a maximum borrowing capacity of $325 million. We use the asset backed warehouse facility to fund new equipment purchases. This facility initially has a 24 month revolving credit period, commencing on the date of the facility, followed by a four year term period. During the term period, the asset backed warehouse facility amortizes on a level basis over the four year period to 60% of the outstanding balance.

        The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 75% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

  Revolving Credit Facility

        The borrowing capacity under the revolving credit facility is $100.0 million. We are required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

  Capital Lease Obligations

        We have entered into a series of lease transactions with various financial institutions to finance the purchase of chassis and new containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

  Debt Covenants

        We are subject to certain financial covenants under our debt facilities. At December 31, 2010, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated at the consolidated level and for TAL Advantage I LLC, TAL Advantage II LLC, TAL Advantage III LLC and TAL Advantage IV LLC, wholly owned special purpose entities whose primary activity is to issue asset backed notes. The Consolidated Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for our Asset backed securitizations (ABS), the Asset backed warehouse facility, certain term loan facilities and Revolving credit facility. Minimum EBIT to Cash Interest Expense ratio is fixed at 1.10 to 1.00 for the TAL Advantage I LLC and TAL Advantage IV LLC ABS term notes and certain other term loan facilities. The TAL Advantage III LLC Minimum EBIT to Cash Interest Expense ratio is fixed at 1.30 to 1.00 for the Asset backed warehouse facility.

        Below is the calculation of EBIT to Cash Interest Expense (based on the last four quarters) as of December 31, 2010 (in thousands):

EBIT to Cash Interest Expense:	Consolidated(1)	TAL Adv I	TAL Adv II	TAL Adv III	TAL Adv IV(2)
Net income	$57,724	$37,117	$2,862	$42	$5,117
Plus: Income tax expense	31,922	20,428	1,574	27	2,814
Interest expense including write-off of deferred financing costs	79,779	31,791	13,592	5,904	7,541
Net loss on interest rate swaps	13,029	2,138	4,116	1,999	—
Realized loss on interest rate swaps	(12,792)	(8,640)	(4,152)	—	—
All other non-cash expenses (income)	1,446	(182)	(21)	(33)	155

EBIT	$171,108	$82,652	$17,971	$7,939	$15,627

Interest expense (excluding interest income of $52, $0, $0,$0 and $0 respectively)	$79,831	$31,792	$13,592	$5,904	$7,542
Amortization and write-off of deferred financing costs	(2,841)	(600)	(291)	(1,300)	(204)
Accrued interest (represents 2010 interest expense not paid)	(4,734)	(692)	(401)	(257)	(634)
Cash payments of prior period accrued interest	4,213	1,078	403	557	—

Cash Interest Expense	$76,469	$31,578	$13,303	$4,904	$6,704

EBIT to Cash Interest Expense Ratio	2.24	2.62	1.35	1.62	2.33
Required Minimum EBIT to Cash Interest Expense Ratio	1.10/1.05	1.10	1.10	1.30	1.10

(1)
The consolidated amounts shown above include all consolidated subsidiaries of TAL International Group, Inc., including TAL Advantage I, LLC, TAL Advantage II, LLC, and TAL Advantage III, LLC and TAL Advantage IV, LLC.

(2)
TAL Advantage IV, LLC commenced operations effective July 1, 2010. Therefore, the calculation of EBIT to cash interest expense represents the period from July 1, 2010 to December 31, 2010.

  Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc.

        For the ABS facilities, asset backed warehouse facility and certain term loan facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. At December 31, 2010, the required minimum TNW for the ABS facilities was $444.4 million.

        The Maximum Indebtedness to TNW ratio is fixed at 4.75 to 1.00 for the ABS facilities, asset backed warehouse facility, certain term loan facilities and the revolving credit facility.

        Below is the calculation of the covenant compliance for the consolidated Minimum TNW and consolidated Maximum Indebtedness to TNW as of December 31, 2010 for the ABS, Asset backed credit facility and other facilities (in thousands):

	Other Facilities*	Series 2005 & 2006 ABS Notes	Series 2010 ABS Notes**
Minimum TNW:
Tangible Assets
Total Assets	$2,517,215	$2,517,215	$2,517,215
Deferred Financing Costs	(17,802)	(17,802)	(17,802)
Goodwill	(71,898)	(71,898)	(71,898)
Intangibles	(755)	(755)	(755)
Fair value of derivative instruments (asset)	(2,024)	(2,024)	(2,024)

Total Tangible Assets	$2,424,736	$2,424,736	$2,424,736

All indebtedness:
Total debt	$1,770,332	$1,770,332	$1,770,332
Accrued interest	4,734	4,734	4,734
Fair value of derivative instruments (liability)	61,647	N/A	N/A
Equipment purchases payable	57,756	57,756	57,756

Total Indebtedness	$1,894,469	$1,832,822	$1,832,822

TNW (Total Tangible Assets less Total Indebtedness)	$530,267	$591,914	$591,914

Required Minimum TNW	$300,000	$444,366	$444,366

Maximum Indebtedness to TNW:
Total Indebtedness	$1,894,469	$1,832,822	$1,832,822
Fair value of derivative instruments (liability)	N/A	61,647	N/A

Total Indebtedness for Maximum Indebtedness to TNW	$1,894,469	$1,894,469	$1,832,822

TNW	$530,267	$591,914	$591,914

Total Indebtedness / TNW	3.57	3.20	3.10
Maximum Allowable Indebtedness to TNW	4.75 / 5.00	4.75	4.75

*
The Maximum Indebtedness to TNW covenant applies to the revolving credit facility and certain term loan facilities.

**
Also applies to certain term loan facilities and the asset backed warehouse facility.

N/A—Not applicable for calculation purposes.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Shelf Registration

        TAL has an effective shelf registration statement on file with the U.S. Securities and Exchange Commission that enables it to issue up to $300 million of public debt and equity securities. The registration statement expires on December 29, 2013.

  Dividends Paid

        We paid the following quarterly dividends during the years ended December 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

  Treasury Stock

        There were no material repurchases of Treasury Stock during the year ended December 31, 2010. The following amounts of Treasury Stock were repurchased in the years ended December 31, 2009 and 2008:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$11.0 million

Cash Flow

        The following table sets forth certain cash flow information for the three years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net cash provided by operating activities	$163,162	$162,686	$201,013

Purchases of leasing equipment	$(838,827)	$(30,859)	$(450,902)
Investments in finance leases	(5,387)	(27,098)	(41,733)
Proceeds from sale of equipment, net of selling costs	99,275	69,473	83,956
Proceeds from sale of container portfolios	—	8,532	40,539
Cash collections on finance lease receivables, net of income earned	35,484	31,533	28,232
Other	(211)	(151)	134

Net cash (used in) provided by investing activities	$(709,666)	$51,430	$(339,774)

Net cash provided by (used in) financing activities	$549,208	$(195,024)	$126,923

  Operating Activities

        Net cash provided by operating activities increased by $0.5 million to $163.2 million in 2010 compared to $162.7 million in 2009.

        Operating cash flows increased by $26.4 million in 2010 due to increased profitability. This increase was offset by the following:

  •
  Payments of $14.6 million to the Company's interest rate swap counterparty for the termination of an interest rate swap contract with a notional value of $200 million that had been designated as a hedging instrument.

  •
  Payments of $12.8 million to the Company's interest rate swap counterparty for the termination of non-designated interest rate swap contracts with a notional value of $300 million.

        In addition, accounts receivable as of December 31, 2010 increased by $15.6 million as compared to December 31, 2009. A large portion of this increase is deferred revenue as of December 31, 2010, which will be recognized over the lease term. Of this amount, $10.4 million was collected in January 2011.

        Net cash provided by operating activities decreased by $38.3 million to $162.7 million in 2009 compared to $201.0 million in 2008 primarily due to a decrease in the level of operating profitability.

  Investing Activities

        Net cash used in investing activities was $709.7 million in 2010, compared to net cash provided by investing activities of $51.4 million in 2009. Major reasons for the increase in cash used were as follows:

  •
  We paid $844.2 million, including investments in finance leases of $5.4 million, for capital expenditures in 2010 compared to $58.0 million, including investments in finance leases of $27.1 million, for 2009. Capital expenditures increased in 2010 primarily due to an increase in the number of leasing units purchased, as well as the high cost of new equipment.

  •
  There were no sale proceeds from the disposal of container portfolios in 2010, as no such sales occurred during the year, compared to sale proceeds of $8.5 million in 2009.

  •
  Sales proceeds from the disposal of equipment increased $29.8 million to $99.3 million in 2010 compared to $69.5 million in 2009. Proceeds from the disposal of used containers in 2010 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $4.0 million to $35.5 million in 2010 compared to $31.5 million in 2009 due to a combination of the increase in the age of existing finance leases and the overall reduction in the size of our finance lease portfolio.

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

  Financing Activities

        Net cash provided by financing activities was $549.2 million in 2010 compared to net cash used in financing activities of $195.0 million in 2009. The major changes were as follows:

        During 2010, we had net borrowings of $609.8 under our various debt facilities, which were primarily used to finance the purchase of new equipment, compared to net payments of $154.9 million during 2009. In 2010, we paid $39.6 million in dividends as compared to $1.2 million in dividends paid during 2009, and in 2009, we repurchased treasury stock for $17.4 million and paid $20.7 million for the repurchase of debt prior to maturity.

        Net cash used in financing activities was $195.0 million for 2009 compared to net cash provided by financing activities of $126.9 million for 2008. The major changes were as follows:

        During 2009, we had net payments of $154.9 million under our various credit facilities and capital lease obligations as compared to net borrowings of $215.8 million in 2008. In 2009 and 2008, we paid $20.7 million and $24.1 million for the repurchase of our debt prior to maturity, respectively. During 2009, we used $17.4 million to purchase treasury shares and $1.2 million to pay dividends on our common stock outstanding, as compared to $11.0 million to purchase treasury stock and $52.5 million to pay dividends on our common stock outstanding in 2008.

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

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010 (does not include amounts potentially due under guarantees, as amounts, if any, are indeterminable):

	Contractual Obligations by Twelve Month Period Ending December 31,
Contractual Obligations:	Total	2011	2012	2013	2014	2015 and thereafter
	(Dollars in millions)
Total debt obligations(1)	$1,949.4	$281.8	$374.2	$303.8	$261.4	$728.2
Capital lease obligations(2)	157.4	18.8	18.9	17.0	20.7	82.0
Operating leases (mainly facilities)	2.8	1.8	0.8	0.2	—	—
Purchase obligations:
Equipment purchases payable	57.8	57.8	—	—	—	—
Equipment purchase commitments	248.9	248.9	—	—	—	—

Total contractual obligations	$2,416.3	$609.1	$393.9	$321.0	$282.1	$810.2

(1)
Amounts include actual and estimated interest for floating-rate debt based on December 31, 2010 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. Occasionally, the Company may also purchase used equipment with the intention of selling such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

        We conducted a review of our historical disposal experience and have reset the estimated residual values for a number of our major container types to be more reflective of values we have realized for this equipment over the last several years. The estimated useful lives of all leasing equipment remain the same. Effective October 1, 2010, the estimated useful lives and residual values for the Company's leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Residual Values ($)
Dry container units	13	$900 to $1,200
Refrigerated container units	12	$2,500 to $3,400
Special container units	14	$600 to $2,100
Tank container units	20	$3,000
Chassis	20	$1,200

        Prior to October 1, 2010, the Company's estimated residual value ranges of dry, refrigerated and special containers were $750 to $900, $2,200 to $2,700 and $600 to $1,200, respectively.

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

  Equipment Held for Resale—Trading Activity

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

  Goodwill

        We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, "Intangibles—Goodwill and Other" (ASC 350). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2010, indicated that no impairment of goodwill existed.

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

        As of December 31, 2010, we had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under our debt facilities as summarized below:

Total Notional Amount at December 31, 2010	Weighted Average Fixed Leg Interest Rate at December 31, 2010	Weighted Average Remaining Term
$987.6 million	3.48%	3.4 years

        These interest rate swap contracts are not designated as hedging instruments, and the change in their fair values will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps.

        Since approximately 82.6% of our variable rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the year ended December 31, 2010, net losses on interest rate swaps totaled $13.0 million, compared to net gains on interest rate swaps of $35.2 million for the year ended December 31, 2009.

        During 2010, we terminated an interest rate swap contract that had been designated as a cash flow hedge. Therefore, the cumulative losses on the swap as of the date of termination were recorded in accumulated other comprehensive loss/income. This amount will be amortized to interest expense over the original term of the interest rate swap contract. Amounts in accumulated other comprehensive loss/income attributable to this swap would be recognized in earnings immediately in conjunction with the termination of the related debt.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases (and company obligations), and most of our revenues and expenses in 2010 and 2009 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We recorded unrealized foreign currency exchange losses of $0.4 million and $0.2 million for the in the years ended December 31, 2010 and 2009, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.9 million at December 31, 2010, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedule listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 14 to the consolidated financial statements.

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

        As of December 31, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2010.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of TAL International Group, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 18, 2011

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 26, 2011 (the "2011 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from the section captioned "Management and Principal Holders of Voting Securities" in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the section captioned "Auditor Fees" in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)     Financial Statements.

        The following financial statements are included in Item 8 of this report:

  (a)
  (2)     Financial Statement Schedules

        The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts	S-1

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (a)
  (3)     List of Exhibits.

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

Exhibit No.	Description
4.20	Pledge Agreement, dated as of August 15, 2007, by and among TAL International Container Corporation and National City Bank, as Collateral Agent (incorporated by reference from Exhibit 10.50 to TAL International Group, Inc.'s Form 8-K filed on August 16, 2007)
4.21	Guaranty, dated as of August 15, 2007, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.51 to TAL International Group, Inc.'s Form 8-K filed on August 16, 2007)
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
4.30
Appendix A dated as of March 27, 2009 to Indenture dated as of March 27, 2008 by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 4.30 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.31
Indenture, dated as of October 23, 2009, between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.31 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

Exhibit No.	Description
4.32	Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.32 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.33
Management Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.33 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.34
Contribution and Sale Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.34 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.35
Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.35 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.36
Amendment No. 1 dated December 21, 2009 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.36 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.37
Amendment No. 1 dated February 16, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.37 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.38
Amendment No. 2 dated February 16, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.38 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)
4.39
Amendment No. 2 dated April 9, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.39 to TAL International Group, Inc.'s Form 10-Q filed on May 7, 2010)
4.40
Amendment No. 3 dated April 9, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III, LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.40 to TAL International Group, Inc.'s Form 10-Q filed on May 7, 2010)
4.41
Amendment No. 1 dated April 23, 2010 to the Indenture dated as of October 23, 2010, between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.41 to TAL International Group, Inc.'s Form 10-Q filed on May 7, 2010)

Exhibit No.	Description
4.42	Amendment No. 3 dated April 23, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.42 to TAL International Group, Inc.'s Form 10-Q filed on May 7, 2010)
4.43
Amendment No. 4 dated April 23, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III, LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.43 to TAL International Group, Inc.'s Form 10-Q filed on May 7, 2010)
4.44
Amendment No. 4 dated June 21, 2010 to Series 2009-1 Supplement dated as of October 23, 2009 between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.44 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.45
Amendment No. 5 dated June 21, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.45 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.46
Amendment No. 2 dated June 21, 2010 to the Indenture dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.46 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.47
Indenture, dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.47 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.48
Series 2010-1 Supplement dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.48 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.49
Management Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.49 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.50
Contribution and Sale Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.50 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.51
Transition Agent Agreement dated as of June 28, 2010 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.51 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

Exhibit No.	Description
4.52	Series 2010-1 Note Purchase Agreement dated as of June 28, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.52 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.53
Amendment No. 3 dated as of July 16, 2010 to the Indenture dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.53 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.54
Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation (incorporated by reference from Exhibit 4.54 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.55
Amendment No. 5 dated July 16 2010 to Series 2009-1 Supplement dated as of October 23, 2009 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.55 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.56
Amendment No. 6 dated July 16, 2010 to Series 2009-1 Note Purchase Agreement dated as of October 23, 2009 between TAL Advantage III LLC, Wells Fargo Securities LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.56 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
4.57
Series 2010-2 Supplement dated as of October 19, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.57 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)
4.58
Series 2010-2 Note Purchase Agreement dated as of October 19, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.58 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)
4.59*	Series 2011-1 Supplement dated as of January 21, 2011, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee.
4.60*	Series 2011-1 Note Purchase Agreement dated as of January 21, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC.
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
10.6	+
Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.7	+	2004 Management Stock Plan (incorporated by reference from exhibit number 10.14 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.8	+	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.9	+
Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.15 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.10	+
Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Chand Khan (incorporated by reference from exhibit number 10.16 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.11	+
Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Frederico Baptista (incorporated by reference from exhibit number 10.17 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.12	+
Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and John C. Burns (incorporated by reference from exhibit number 10.18 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

Exhibit No.		Description
10.13	+	Stock Option Agreement, dated November 3, 2004, by and between TAL International Group, Inc. and Adrian Dunner (incorporated by reference from exhibit number 10.21 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)
10.14	+
Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from exhibit number 10.22 to Amendment No. 2 to TAL International Group, Inc.'s Form S-1 filed on September 20, 2005, file number 333-126317)
10.15	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)
10.16
Agreement dated June 1, 2010 by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.16 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)
12.1	*	Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges
14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)
21.1	*	List of Subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

TAL International Group, Inc.
Date: February 18, 2011	By:	/s/ BRIAN M. SONDEY
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 18th day of February 2011.

Signature	Title(s)

/s/ BRIAN M. SONDEY Brian M. Sondey	President and Chief Executive Officer (Principal Executive Officer), Director
/s/ JOHN BURNS John Burns	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ MALCOLM P. BAKER Malcolm P. Baker	Director
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director
/s/ CLAUDE GERMAIN Claude Germain	Director

Signature	Title(s)

/s/ BRIAN J. HIGGINS Brian J. Higgins	Director
/s/ JOHN W. JORDAN II John W. Jordan II	Director
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director
/s/ DAVID W. ZALAZNICK David W. Zalaznick	Director
/s/ DOUGLAS J. ZYCH Douglas J. Zych	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
February 18, 2011

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $511,634 and $420,517	$2,086,194	$1,357,539
Net investment in finance leases, net of allowances of $1,169 and $1,618	171,417	199,989
Equipment held for sale	29,220	46,291

Revenue earning assets	2,286,831	1,603,819
Cash and cash equivalents (including restricted cash of $23,018 and $13,714)	85,612	73,604
Accounts receivable, net of allowances of $429 and $757	48,311	33,086
Goodwill	71,898	71,898
Deferred financing costs	17,802	8,882
Other assets	4,737	7,015
Fair value of derivative instruments	2,024	2,674

Total assets	$2,517,215	$1,800,978

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$57,756	$3,312
Fair value of derivative instruments	61,647	61,799
Accounts payable and other accrued expenses	59,329	42,845
Net deferred income tax liability	139,741	112,895
Debt	1,770,332	1,161,298

Total liabilities	2,088,805	1,382,149
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,725,066 and 33,592,066 shares issued respectively	34	33
Treasury stock, at cost, 3,011,843 and 3,009,171 shares, respectively	(37,535)	(37,489)
Additional paid-in capital	399,816	398,016
Accumulated earnings	76,053	58,253
Accumulated other comprehensive (loss) income	(9,958)	16

Total stockholders' equity	428,410	418,829

Total liabilities and stockholders' equity	$2,517,215	$1,800,978

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Leasing revenues:
Operating leases	$310,221	$288,759	$298,913
Finance leases	18,309	20,502	20,379

Total leasing revenues	328,530	309,261	319,292
Equipment trading revenues	34,636	39,693	95,394
Management fee income	2,932	2,629	3,136
Other revenues	702	954	2,170

Total revenues	366,800	352,537	419,992

Operating expenses (income):
Equipment trading expenses	28,814	37,538	84,216
Direct operating expenses	24,489	36,942	28,246
Administrative expenses	41,724	40,908	46,154
Depreciation and amortization	115,927	115,688	110,450
(Reversal) provision for doubtful accounts	(843)	545	4,878
Net (gain) on sale of leasing equipment	(25,765)	(9,278)	(23,534)
Net (gain) on sale of container portfolios	—	(185)	(2,789)

Total operating expenses	184,346	222,158	247,621

Operating income	182,454	130,379	172,371
Other expenses (income):
Interest and debt expense	79,104	68,807	64,983
Write-off of deferred financing costs	675	—	250
(Gain) on debt extinguishment	—	(14,130)	(23,772)
Net loss (gain) on interest rate swaps	13,029	(35,152)	76,047

Total other expenses:	92,808	19,525	117,508

Income before income taxes	89,646	110,854	54,863
Income tax expense	31,922	39,268	19,067

Net income	$57,724	$71,586	$35,796

Net income per common share:
Basic	$1.90	$2.31	$1.10

Diluted	$1.88	$2.30	$1.09

Weighted average number of common shares outstanding—Basic	30,440,816	31,021,339	32,572,901
Weighted average number of common shares outstanding—Diluted	30,716,668	31,072,265	32,693,320
Cash dividends paid per common share	$1.30	$0.04	$1.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital	Accumulated Earnings (Deficit)		Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	33,482,316	$33	412,279	$(9,171)	$395,230	$4,858	$2,527

Stock compensation—issuance of stock options	—	—	—	—	22	—	—
Stock compensation—issuance of restricted stock	1,000	—	—	—	1,181	—	—
Stock options exercised	2,500	—	—	—	45	—	—
Treasury stock acquired	—	—	643,200	(10,955)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	35,796	—	$35,796
Foreign currency translation adjustment	—	—	—	—	—	—	(1,556)	(1,556)
Amortization of cash flow hedges, net of income taxes of $(439)	—	—	—	—	—	—	(795)	(795)

Comprehensive income	—	—	—	—	—	—	—	$33,445

Common stock dividends declared	—	—	—	—	—	(52,744)	—

Balance at December 31, 2008	33,485,816	33	1,055,479	(20,126)	396,478	(12,090)	176

Stock compensation—issuance of stock options/modification	—	—	—	—	125	—	—
Stock compensation—restricted stock activity	106,250	—	—	—	1,413	—	—
Treasury stock acquired	—	—	1,953,692	(17,363)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	71,586	—	71,586
Foreign currency translation adjustment	—	—	—	—	—	—	415	415
Amortization of cash flow hedges, net of income taxes of $(320)	—	—	—	—	—	—	(575)	(575)

Comprehensive income	—	—	—	—	—	—	—	$71,426

Common stock dividends declared	—	—	—	—	—	(1,243)	—

Balance at December 31, 2009	33,592,066	33	3,009,171	(37,489)	398,016	58,253	16

Stock compensation—issuance of stock options/modification	—	—	—	—	140	—	—
Stock compensation—restricted stock activity	128,000	1	—	—	1,570	—	—
Stock options exercised	5,000	—	—	—	90	—	—
Treasury stock acquired	—	—	2,672	(46)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	57,724	—	57,724
Foreign currency translation adjustment	—	—	—	—	—	—	(438)	(438)
Change in fair value—cash flow hedges, net of income taxes $(5,171)	—	—	—	—	—	—	(9,467)	(9,467)
Amortization of cash flow hedges, net of income taxes of $(43)	—	—	—	—	—	—	(69)	(69)

Comprehensive income	—	—	—	—	—	—	—	$47,750

Common stock dividends declared	—	—	—	—	—	(39,924)	—

Balance at December 31, 2010	33,725,066	$34	3,011,843	$(37,535)	$399,816	$76,053	$(9,958)

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income	$57,724	$71,586	$35,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,927	115,688	110,450
Net (gain) on sale of leasing equipment	(25,765)	(9,278)	(23,534)
Net (gain) on sale of container portfolios	—	(185)	(2,789)
Deferred income taxes	32,113	39,248	18,039
(Gain) on debt extinguishment	—	(14,130)	(23,772)
Net loss (gain) on interest rate swaps	13,029	(35,152)	76,047
Realized loss on interest rate swaps terminated prior to their contractual maturities	(27,447)	—	—
Amortization of deferred financing costs	2,166	1,170	1,046
Stock compensation charge	1,710	1,538	1,203
Changes in operating assets and liabilities:
Accounts receivable	(15,624)	687	(126)
Deferred revenue	16,770	873	1,828
Accounts payable	(3,108)	(792)	2,046
Accrued expenses	(704)	(6,682)	1,037
Income taxes payable	(53)	82	(41)
Other assets	361	(789)	361
Net equipment purchased for resale activity	(3,003)	(2,368)	716
Other, net	(934)	1,190	2,706

Net cash provided by operating activities	163,162	162,686	201,013

Cash flows from investing activities:
Purchases of leasing equipment	(838,827)	(30,859)	(450,902)
Investments in finance leases	(5,387)	(27,098)	(41,733)
Proceeds from sale of equipment leasing fleet, net of selling costs	99,275	69,473	83,956
Proceeds from sale of container portfolios	—	8,532	40,539
Cash collections on finance lease receivables, net of income earned	35,484	31,533	28,232
Other	(211)	(151)	134

Net cash provided by (used in) investing activities	(709,666)	51,430	(339,774)

Cash flows from financing activities:
Stock options exercised	90	—	45
Financing fees paid under debt facilities	(11,761)	(3,310)	(3,210)
Borrowings under debt facilities	901,500	104,153	452,983
Payments under debt facilities	(329,869)	(260,788)	(274,445)
Payment to extinguish debt due to repurchase	—	(20,650)	(24,104)
Proceeds received from capital leases	50,012	10,000	44,366
Payments under capital lease obligations	(11,882)	(8,274)	(7,122)
Purchases of treasury stock	—	(17,363)	(10,955)
(Increase) decrease in restricted cash	(9,304)	2,446	1,899
Common stock dividends paid	(39,578)	(1,238)	(52,534)

Net cash (used in) provided by financing activities	549,208	(195,024)	126,923

Net increase (decrease) in cash and cash equivalents	2,704	19,092	(11,838)
Unrestricted cash and cash equivalents, beginning of period	59,890	40,798	52,636

Unrestricted cash and cash equivalents, end of period	$62,594	$59,890	$40,798

Supplemental disclosures:
Interest paid	$75,840	$66,769	$64,388
Income taxes (refunded) paid	$(59)	$(218)	$313
Supplemental non-cash financing activities:
Accrued and unpaid purchases of equipment	$57,756	$3,312	$27,224
Purchases of leasing equipment financed through capital lease obligations	$—	$—	$9,375

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business and Basis of Presentation

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the respective entities and their subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.

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

Concentration of Credit Risk

        The equipment leases and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for approximately 16% of leasing revenues in 2010, 17% in 2009 and 12% in 2008. Mediterranean Shipping Company accounted for approximately 12% of the Company's leasing revenues in 2010 and 10% in 2009. APL-NOL accounted for approximately 11% of the Company's leasing revenues in 2010, 12% in 2009 and 15% in 2008. No other customer exceeded 10% of the Company's leasing revenues in 2010, 2009

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

or 2008. As of December 31, 2010, 2009, and 2008, Mediterranean Shipping Company accounted for approximately 50%, 48% and 41% of the Company's net investment in finance leases.

Net Investment in Finance Leases

        The amounts reported as net investment in finance leases are recorded at the present value of the aggregate future lease payments, including any purchase options granted to customers, less allowances for uncollectible amounts and unearned income. Allowances are provided based upon a review of the collectability of gross finance lease receivables, including the underlying collateral, and considers the risk profile of the receivables, credit quality indicators such as the level of past due amounts, if any, and economic conditions. Finance lease receivables are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenues.

Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. Occasionally, the Company may also purchase used equipment with the intention of selling such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

        After conducting its annual review of historical disposal experience, TAL decided to increase the estimated residual values used in its equipment depreciation policy, effective October 1, 2010. The Company has experienced a number of years of consistently high disposal gains, including during the difficult market of 2009, and based on this review, has reset the estimated residual values for a number of its major container types to be more reflective of values realized for this equipment over the last several years. The estimated useful lives of all leasing equipment remain the same. The increase in assigned residual values resulted in a decrease in the Company's depreciation expense of $5.5 million ($3.6 million after tax or $0.12 per diluted share) for the quarter and year ended December 31, 2010. Based on TAL's fleet as of December 31, 2010, the increase in the assigned residual values would result in the future decrease of depreciation expense of approximately $21.6 million annually ($13.9 million after tax or $0.45 per diluted share) assuming no other changes to estimated residual values, depreciation method and estimated useful lives of the fleet. Beginning October 1, 2010, the estimated

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

useful lives and residual values for the Company's leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Residual Values ($)
Dry container units	13	$900 to $1,200
Refrigerated container units	12	$2,500 to $3,400
Special container units	14	$600 to $2,100
Tank container units	20	$3,000
Chassis	20	$1,200

        Prior to October 1, 2010, the Company's estimated residual value ranges of dry, refrigerated and special containers were $750 to $900, $2,200 to $2,700 and $600 to $1,200, respectively.

        Costs incurred to place new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. The Company charges to expense inspection costs on new equipment and repair and maintenance costs that do not extend the lives of the assets at the time the costs are incurred, and includes these costs in direct operating expenses.

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

        The net book value of the leasing equipment by principal equipment type at December 31, 2010 and 2009 was (in thousands):

	2010	2009
Dry container units	$1,430,592	$870,446
Refrigerated container units	427,148	274,889
Special container units	112,512	119,075
Tank container units	58,267	33,885
Chassis	57,675	59,244

	$2,086,194	$1,357,539

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Included in the amounts above are units not on lease at December 31, 2010 and 2009 with a total net book value of $107.1 million and $93.5 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of operations.

        An allowance is provided through the provision for doubtful accounts based on the net book value of a percentage of the units on lease to certain customers that are considered to be non-performing which the Company believes it will not ultimately recover. The percentage is developed based on historical experience.

Equipment Held for Sale

        When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification No. 360 "Property, Plant and Equipment (ASC 360), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write-downs of assets held for sale are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment Held for Resale—Trading Activity

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

Goodwill

        The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, "Intangibles—Goodwill and Other" (ASC 350). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, the Company recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

$1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2010, indicated that no impairment of goodwill existed.

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

Other Assets

        The Company's other assets primarily consist of leasehold improvements, other fixed assets and intangible assets.

        Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Other fixed assets, which consist primarily of computer software, computer equipment and furniture, are recorded at cost and amortized on a straight-line basis over their respective estimated useful lives, which range from three to seven years. As of December 31, 2010 and 2009, the Company had leasehold improvements and other fixed assets of $0.9 million and $1.0 million, net of accumulated amortization of $5.3 million and $5.1 million, respectively.

        As a result of the acquisition that occurred in 2004 and subsequent purchase of managed containers, the Company recorded intangible assets related to the fair value of its lease relationships. The fair value of the assets on the date of the acquisition and purchase were $8.9 million, which is being amortized over three to seven years. Accumulated amortization was $8.1 million and $7.0 million as of December 31, 2010 and 2009, respectively. Estimated amortization for the next year will be approximately $0.7 million and less than $0.1 million for the each of the following three years.

Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivable and other assets approximated fair value at December 31, 2010 and 2009.

        The Company estimates that at December 31, 2010 and December 31, 2009, the carrying value of the Company's debt instruments was approximately $9.5 million and $116.4 million higher, respectively,

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rate spreads as of the respective balance sheet dates.

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

        In accordance with FASB Accounting Standards Codification No. 605 "Revenue Recognition" (ASC 605), the Company recognizes billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, the Company is responsible for fulfillment of the services, supplier selection and service specifications, and has ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.

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

  Management Fee Income

        The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of both December 31, 2010 and 2009, approximately $3.6 million was reflected in accounts payable and other accrued expenses, which represents unpaid net earnings owed to third party owners of managed equipment.

  Other Revenues

        Other revenues principally include fee income for third party positioning of equipment.

Direct Operating Expenses

        Direct operating expenses are directly related to the Company's equipment under and available for lease. These expenses primarily consist of the Company's costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease and to inspect newly manufactured equipment. These costs are recognized when incurred. In limited situations, certain positioning costs may be capitalized.

Derivative Instruments

        The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings and its foreign currency rate exposure. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815 "Derivatives and Hedging" (ASC 815). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities. As of December 31, 2010 and 2009, the Company did not have any derivative instruments that were designated and accounted for as hedging instruments (see Note 4).

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

        If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense (see Note 10).

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation and Remeasurement

        The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's UK subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive loss/income.

        The Company also has certain cash accounts and certain finance lease receivables that are denominated in a currency other than the functional currency of the Company. These assets are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at rates of exchange in effect at that date.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification No. 718 "Compensation—Stock Compensation" (ASC 718) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt

        Debt consisted of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
Asset backed securitization term notes (ABS)	984,880	700,194
Term loan facilities	441,133	317,415
Asset backed warehouse facility	122,500	50,000
Revolving credit facility	90,000	—
Capital lease obligations	131,819	93,689

Total Debt	$1,770,332	$1,161,298

        As of December 31, 2010 the Company had $574.1 million of debt outstanding on facilities with fixed interest rates. The weighted average interest rate on these fixed rate facilities as of December 31, 2010 was 4.99% and they are scheduled to mature between 2014 and 2020 and have a weighted average remaining term of 4.7 years as of December 31, 2010.

        As of December 31, 2010 the Company had $1,196.2 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). As of December 31, 2010, the weighted average interest rate on these floating rate debt obligations was 1.94% and they are scheduled to mature between 2012 and 2018 and have a weighted average remaining term of 3.1 years as of December 31, 2010.

        The Company economically hedges the risks associated with fluctuations in interest rates on its floating rate borrowings by entering into interest rate swap contracts that convert its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2010, the Company had in place interest rate swaps with a total notional value of $987.6 million to fix the floating interest rates on a portion of its floating rate debt obligations. As of December 31, 2010, the weighted average fixed leg interest rate on the Company's interest rate swap contracts was 3.48% with a weighted average remaining term of 3.4 years (see Note 4 for additional information on the Company's interest rate swap contracts).

Asset Backed Securitization Term Notes

        The Company's Asset Backed Securitization ("ABS") facilities have been the primary funding source used to finance its existing container fleet and new container purchases since their inception in April of 2006. The facilities are designed to reduce borrowing costs and enhance financing resources for the Company's container fleet. Under the facilities, indirect wholly-owned subsidiaries of the Company issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.

        The Company's borrowings under the ABS facilities amortize in equal monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold equipment not outstanding more than 60 days plus 100% of restricted cash. The net book values for purposes of calculating the Company's borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 82%. The Company is required to maintain restricted

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

cash balances on deposit in designated bank accounts equal to either five or nine months of interest expense depending on the type of facility.

        During the years ended December 31, 2009 and 2008, the Company repurchased approximately $35.0 million and $48.2 million of asset backed term notes issued in 2006 and recorded gains on debt extinguishment of $14.1 million and $23.8 million, net of the write-off of deferred financing costs of $0.2 million and $0.3 million, respectively.

Term Loan Facilities

        The Company utilizes its term loan facilities as an important funding source for the purchase of new containers, as well as to support its finance lease business and a port equipment financing transaction. The term loan facilities generally amortize in monthly installments.

        The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 75% to 90% against the net book values of designated eligible containers. The net book value for purposes of calculating the Company's borrowing capacity for certain of our term loan facilities is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. Borrowings under the term loan facilities used to support the Company's finance lease business are secured by the finance lease receivables associated with the related containers.

Asset Backed Warehouse Facility

        On October 26, 2009, an indirect wholly-owned subsidiary of the Company entered into an asset backed warehouse facility with a maximum borrowing capacity of $325 million. The asset backed warehouse facility is used by the Company to fund new equipment purchases. This facility initially has a 24 month revolving credit period, commencing on the date of the facility, followed by a four year term period. During the term period, the asset backed warehouse facility amortizes on a level basis to 60% of the outstanding balance.

        The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 75% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating the Company's borrowing capacity is the original equipment cost depreciated over 12 years to a range of 20% to 32% of original equipment cost depending on equipment type. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

Revolving Credit Facility

        The borrowing capacity under the revolving credit facility is $100.0 million. The Company is required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

          Debt maturities (excluding capital lease obligations) amounts in thousands:

Fiscal years ending December 31,
2011	$203,978
2012	303,422
2013	248,655
2014	216,816
2015	300,008
2016 and thereafter	365,634

Total	$1,638,513

Capital Lease Obligations

        The Company has entered into a series of lease transactions with various financial institutions to finance the purchase of chassis and new containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

        At December 31, 2010, future lease payments under these capital leases are as follows (in thousands):

2011	$18,767
2012	18,933
2013	17,049
2014	20,659
2015	36,349
2016 and thereafter	45,678

Less: amount representing interest	(25,616)

Capital lease obligation	$131,819

Note 4—Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for the Revolving Credit Facility and the amounts payable under certain interest rate swap agreements.

        As of December 31, 2010, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at December 31, 2010	Weighted Average Fixed Leg Interest Rate at December 31, 2010	Weighted Average Remaining Term
$987.6 million	3.48%	3.4 years

        Most of the interest rate swap contracts entered into since April 12, 2006 have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net loss / gain on interest rate swaps. Prior to April 12, 2006, the Company had designated all existing swap contracts as cash flow hedges and then de-designated these contracts on April 12, 2006. As of December 31, 2010, the unamortized pre-tax balance reflected in accumulated other comprehensive loss/income of these previously designated swap contracts was approximately $0.4 million, all of which is expected to be amortized over the next 10 months.

        In June 2010, the Company entered into a forward starting interest rate swap contract with a notional value of $200 million to fix interest rates on future borrowings for containers committed to lease prior to delivery and payment. In connection with the closing of term notes issued on October 19, 2010 under the ABS facilities, the Company terminated this swap contract and paid $14.6 million to its counterparty. Since this swap was designated as a cash flow hedge, the effective portion of the loss recorded in accumulated other comprehensive loss/income as of the date the contract was terminated will be amortized to interest expense over the original term of the swap contract. Amounts representing the ineffective portion during the period in 2010 the hedge was designated were immaterial and were recorded to net gain (loss) on interest rate swaps in the Company's consolidated statement of operations. As of December 31, 2010, the unamortized pre-tax balance reflected in accumulated other comprehensive loss/income attributable to this terminated interest rate swap contract was approximately $14.0 million, of which $3.0 million is expected to be amortized to interest expense over the next 12 months.

        Amounts recorded in accumulated other comprehensive loss/income attributable to the de-designated and terminated interest rate swap contracts would be recognized in earnings immediately in conjunction with the termination of the related debt agreements.

        In the fourth quarter of 2010, the Company terminated various non-designated interest rate swap contracts with a notional value of $300 million that were set to expire in 2011 and 2012, and partially replaced them at current market rates with longer dated interest rate swap contracts with a notional value of $200 million. The Company paid $12.8 million to its swap counterparties to terminate these contracts. Since these swaps were non-designated, the cumulative loss had been previously recognized in the Company's statements of operations as net loss on interest rate swaps.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

        Under the criteria established by FASB Accounting Standards Codification No.820 "Fair Value Measurements and Disclosures" (ASC 820), the Company has elected to use the income approach to value its interest rate swap contracts. The fair value measurements of the Company's interest rate swap contracts are based on observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, and credit risk at commonly quoted intervals).

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 4.8 million Euros and receive approximately $7.3 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

        Under the criteria established by ASC 820, the Company has elected to use the income approach to value the foreign currency rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the forward valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically spot currency rates) and inputs other than quoted prices that are observable for the asset or liability (specifically forward currency points, LIBOR cash and swap rates, and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$1.1	Fair value of derivative instruments	$2.2	Fair value of derivative instruments	$61.6	Fair value of derivative instruments	$61.8
Foreign exchange contracts	Fair value of derivative instruments	$0.9	Fair value of derivative instruments	$0.5	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total Derivatives		$2.0		$2.7		$61.6		$61.8

Derivatives Not Designated as Hedging Instruments
Effect of Derivative Instruments on Statement of Operations
(in millions)

		Amount of (Gain) / Loss Recognized in Income on Derivatives
		Years ended December 31,
	Location of (Gain) / Loss Recognized in Income on Derivatives
Derivative Instrument		2010	2009	2008
Interest rate swap contracts not designated	Net loss (gain) on interest rate swaps	$13.0	$(35.2)	$76.0
Foreign exchange contracts	Administrative expenses	0.4	0.5	(1.0)

Total		$13.4	$(34.7)	$75.0

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2010	December 31, 2009
Gross finance lease receivables(1)	$223,611	$269,654
Allowance on gross finance lease receivables(2)	(1,169)	(1,618)

Gross finance lease receivables, net of allowance	222,442	268,036
Unearned income(3)	(51,025)	(68,047)

Net investment in finance leases	$171,417	$199,989

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $7.3 million and $8.6 million of unguaranteed residual value at December 31, 2010 and 2009, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2010 and 2009.

(2)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through 2010, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%.

(3)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2010 and 2009.

        In order to estimate its allowance for losses contained in the gross finance lease receivables, the Company categorizes the credit worthiness of the receivables in the portfolio based on internal customer credit ratings, which are reviewed and updated, as appropriate, on an ongoing basis. The internal customer credit ratings are developed based on a review of the financial performance and condition, operating environment, geographical location and trade routes of our customers.

        The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

        Tier 1—These customers are typically large international shipping lines who have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

        Tier 2—These customers are typically either smaller shipping lines with less operating scale or shipping lines with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical down turns. The Company views the risk of default for Tier 2 customers as moderate.

        Tier 3—Customers in this category exhibit volatility in payments on a regular basis, thus they are considered non-performing. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.

        Based on the above categories, the Company's gross finance lease receivables as of December 31, 2010, are as follows (in thousands):

Tier 1	$127,813
Tier 2	95,798
Tier 3	—

$223,611

        Contractual maturities of the Company's gross finance lease receivables subsequent to December 31, 2010 are as follows (in thousands):

2011	$48,962
2012	44,610
2013	39,407
2014	31,108
2015	25,315
2016 and thereafter	34,209

$223,611

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share of the Company for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$57,724	$71,586	$35,796

Denominator:
Weighted average shares outstanding for basic earnings per share	30,440,816	31,021,339	32,572,901
Dilutive stock awards	275,852	50,926	120,419

Weighted average shares for diluted earnings per share	30,716,668	31,072,265	32,693,320

Earnings per share:—Basic	$1.90	$2.31	$1.10

Earnings per share—Diluted	$1.88	$2.30	$1.09

        The following table sets forth the number of options to purchase shares of common stock and restricted stock shares that were not included in the calculation of weighted average shares for diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because their effects were antidilutive:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Options	11,500	597,191	18,000

Restricted stock	—	61,500	—

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Capital Stock and Stock Options

Dividends

        We paid the following quarterly dividends during the year ended December 31, 2010 and 2009 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25
December 1, 2009	December 22, 2009	$0.3 million	$0.01
September 3, 2009	September 24, 2009	$0.3 million	$0.01
June 2, 2009	June 23, 2009	$0.3 million	$0.01
March 12, 2009	March 26, 2009	$0.3 million	$0.01

Treasury Stock

        On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company's common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.

        There were no material repurchases of Treasury Stock during the year ended December 31, 2010. The following amounts of Treasury Stock were repurchased in the years ended December 31, 2009 and 2008:

Year	Shares Purchased	Amount Paid
2009	1,953,692	$17.4 million
2008	643,200	$11.0 million

        As of December 31, 2010, a total of 988,157 shares may yet be repurchased under the stock repurchase program.

Stock Based Compensation Plans

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

        The following compensation costs were reported in administrative expenses in the Company's statements of operations related to the Company's stock-based compensation plans as a result of stock

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Capital Stock and Stock Options (Continued)

options granted in 2006 and restricted shares granted during the years 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock options	$140	$125	$22
Restricted stock	1,570	1,413	1,181

Stock-based compensation	$1,710	$1,538	$1,203

        Cash received from employee exercises of stock options during 2010, 2009 and 2008 was approximately $90,000, $0, and $45,000, respectively. TAL did not recognize any tax benefits associated with these exercises, as the options represent "qualified" options for U.S. income tax purposes, which do not statutorily result in a tax deduction upon exercise.

        Total unrecognized compensation cost of approximately $1.5 million as of December 31, 2010 related to restricted shares granted during 2010 and 2009 will be recognized over a weighted average vesting period of approximately 1.6 years.

        Stock option activity under the Plans from January 1, 2010 to December 31, 2010 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000's
Outstanding January 1, 2010	597,191	$18.17	5.8
Granted	—
Exercised	(5,000)	$18.00
Canceled	(5,000)	$24.44

Outstanding: December 31, 2010	587,191	$18.11	4.8	$7,490

Exercisable: December 31, 2010	587,191	$18.11	4.8	$7,490

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Capital Stock and Stock Options (Continued)

        Restricted stock activity January 1, 2010 to December 31, 2010 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2010	212,250	$17.77
Granted	122,000	15.26
Vested	(80,500)	23.00
Forfeited	—	—

Nonvested at December 31, 2010	253,750	$14.90

Note 8—Segment and Geographic Information

Industry Segment Information

        The Company's operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically. The Company primarily leases three principal types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, and (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery. Chassis are used for the transportation of containers domestically via rail and roads, and tank containers which are used to transport bulk liquid products such as chemicals.

        The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

  •
  Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages containers owned by third parties.

  •
  Equipment trading—the Company purchases containers from its shipping line customers and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        The following tables show segment information for the years ended December 31, 2010, 2009 and 2008, and the consolidated totals reported (in thousands):

2010	Equipment Leasing	Equipment Trading	Totals
Total revenues	$328,619	$38,181	$366,800
Equipment trading expenses	—	28,814	28,814
Depreciation and amortization	115,261	666	115,927
Net (gain) on sale of equipment	(25,721)	(44)	(25,765)
Interest and debt expense	77,261	1,843	79,104
Income before income taxes(1)	96,851	5,824	102,675
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	2,474,277	42,938	2,517,215
Purchases of leasing equipment(2)	823,183	15,644	838,827
Investments in finance leases(2)	5,387	—	5,387

(1)
Segment income before taxes excludes net loss on interest rate swaps of $13,029.

(2)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

2009	Equipment Leasing	Equipment Trading	Totals
Total revenues	$311,875	$40,662	$352,537
Equipment trading expenses	—	37,538	37,538
Depreciation and amortization	115,429	259	115,688
Net (gain) on sale of equipment	(9,278)	—	(9,278)
Interest and debt expense	68,004	803	68,807
Income before income taxes(3)	60,691	881	61,572
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,782,002	18,976	1,800,978
Purchases of leasing equipment(4)	30,859	—	30,859
Investments in finance leases(4)	27,098	—	27,098

(3)
Segment income before taxes excludes net gain on interest rate swaps of $35,152 and gain on debt extinguishment of $14,130.

(4)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

2008	Equipment Leasing	Equipment Trading	Totals
Total revenues	$324,083	$95,909	$419,992
Equipment trading expenses	—	84,216	84,216
Depreciation and amortization	110,400	50	110,450
Net (gain) on sale of equipment	(23,534)	—	(23,534)
Interest and debt expense	63,797	1,186	64,983
Income before income taxes(5)	98,724	8,414	107,138
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,936,111	19,387	1,955,498
Purchases of leasing equipment(6)	450,902	—	450,902
Investments in finance leases(6)	41,733	—	41,733

(5)
Segment income before taxes excludes net loss on interest rate swaps of $76,047 and gain on debt extinguishment of $23,772.

(6)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated.

Geographic Segment Information

        The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenues from international containers which are deployed by its customers around the world. Substantially all of the Company's leasing related revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers' primary domicile and allocates equipment trading revenue based on the location of sale (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues:
United States of America	$32,838	$32,781	$45,917
Asia	148,672	140,263	190,900
Europe	161,930	154,906	148,828
Other international	23,360	24,587	34,347

Total	$366,800	$352,537	$419,992

        As the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Net (Gain) on Sale of Leasing Equipment

        The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Impairment loss on equipment held for sale	$221	$1,598	$849
(Gain) on sale of equipment—net of selling costs	(25,986)	(10,876)	(24,383)

Net (gain) on sale of leasing equipment	$(25,765)	$(9,278)	$(23,534)

Note 10—Income Taxes

        The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current taxes:
Federal	$—	$—	$223
State	—	—	—
Foreign	—	—	(18)

	—	—	205

Deferred taxes:
Federal	31,378	39,007	19,113
State	450	355	(285)
Foreign	94	(94)	34

	31,922	39,268	18,862

Total	$31,922	$39,268	$19,067

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal income taxes at statutory rate	$31,376	$38,799	$19,203
State income taxes (net of federal income tax benefit)	293	363	214
Reversal of deferred state tax liabilities (net of federal income tax expense)	—	(133)	(400)
Other/effect of permanent differences	253	239	50

	$31,922	$39,268	$19,067

        Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$83,023	$65,877
Allowance for losses	1,072	1,179
Derivative instruments	26,915	21,522
Deferred income	5,578	3,816
Accrued liabilities & other	5,775	1,238

	122,363	93,632

Deferred income tax liabilities:
Accelerated depreciation	252,651	198,877
Goodwill amortization	9,453	7,650

	262,104	206,527

Net deferred income tax liability	$139,741	$112,895

        The Company has U.S. Federal net operating loss carryforwards of approximately $235 million at December 31, 2010. These losses will expire in 2025 through 2031. The Company has unrealized excess tax benefits related to restricted stock compensation costs of $1.8 million that we expect to be credited to stockholders' equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carry forwards are currently subject to Section 382 limitations.

        It is the Company's policy to permanently reinvest its foreign earnings. U.S. income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiary. As of December 31, 2010 the cumulative undistributed earnings were approximately $3.5 million.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company's consolidated results of operations and financial position. As of January 1, 2010 and December 31, 2010, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2004 through 2010 tax years remain subject to examination by major tax jurisdictions.

Note 11—Savings Plan

        The Company's employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2010, 2009 and 2008 were approximately $0.3 million.

Note 12—Rental Income Under Operating Leases

        The following are the minimum future rentals at December 31, 2010 due TAL under non-cancelable operating leases of the Company's equipment (in thousands):

2011	$240,237
2012	205,813
2013	184,439
2014	161,523
2015	125,590
2016 and thereafter	189,573

$1,107,175

        Minimum lease revenues are recognized on a straight line basis over the lease term or, absent a specified lease term, estimated on hire period, inclusive of any free or reduced rent periods.

Note 13—Commitments and Contingencies

Lease Commitments

        The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company's operations. Total rent expense was approximately $2.2 million, $2.3 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Commitments and Contingencies (Continued)

        Future minimum rental commitments under non-cancelable operating leases at December 31, 2010 were as follows (in thousands):

2011	$2,261
2012	1,019
2013	183
2014	3
2015	—

$3,466

        At December 31, 2010 the aggregate future minimum rentals to be received under non-cancelable subleases were as follows (in thousands):

2011	$430
2012	179

$609

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At December 31, 2010, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses, and approximate fair value as of December 31, 2010. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At December 31, 2010, the Company had commitments to purchase equipment in the amount of $248.9 million payable in 2011.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Commitments and Contingencies (Continued)

Indemnities

        The Revolving Credit Facility, the Asset Backed Securitization facilities and the Asset Backed Credit Facilities contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company's debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

Note 14—Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2010:
Total revenues	$79,598	$87,364	$95,802	$104,036
Net income(1)(2)	$5,899	$4,652	$11,777	$35,396
Net income per basic common share	$0.19	$0.15	$0.39	$1.16
Net income per diluted common share	$0.19	$0.15	$0.38	$1.15
2009:
Total revenues	$100,155	$90,059	$82,916	$79,407
Net income(3)	$16,616	$35,777	$3,176	$16,017
Net income per basic common share	$0.52	$1.15	$0.10	$0.53
Net income per diluted common share	$0.52	$1.15	$0.10	$0.52

(1)
2010 net income reflects net losses on interest rate swaps of $6,784 ($4,558 on an after-tax basis), $15,002 ($9,677 on an after-tax basis), and $9,709 ($6,262 on an after-tax basis) in the first, second and third quarters of 2010, respectively. Net gains of $18,466 ($11,917 on an after-tax basis) are reflected in the fourth quarter of 2010.

(2)
Depreciation expense was reduced by $5.5 million ($3.6 million after tax or $0.12 per diluted share) beginning October 1, 2010 as the result of an increase in the residual value estimates included in the Company's depreciation policy (see Note 2).

(3)
2009 net income reflects net gains on interest rate swaps of $5,063 ($3,261 on an after-tax basis), $24,455 ($15,749 on an after-tax basis), and $12,569 ($8,114 on an after-tax basis) in the first, second and fourth quarters of 2009, respectively. Net losses of $6,935 ($4,466 on an after-tax basis) are reflected in the third quarter of 2009. Gain on extinguishment of debt of $14,130 ($9,105 on an after-tax basis) is reflected in the second quarter of 2009.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Foreign Currency Activities

        The Company recorded $0.4 million and $0.2 million of unrealized foreign currency exchange losses in the years ended December 31, 2010 and 2009, respectively. The unrealized foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 16—Subsequent Events

Asset Backed Securitization

        In January 2011, the Company issued $174 million of fixed rate secured notes under the ABS facilities. The notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.6% and have a scheduled maturity of January 2021.

Quarterly Dividend

        On February 8, 2011, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 24, 2011 to shareholders of record at the close of business on March 3, 2011.

SCHEDULE II

TAL International Group, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2010	$1,618	$(441)	$—	$(8)	$1,169
For the year ended December 31, 2009	$1,420	$(1,517)	$1,713	$2	$1,618
For the year ended December 31, 2008	$—	$4,117	$(2,700)	$3	$1,420
Accounts Receivable—Allowance for doubtful accounts:
For the year ended December 31, 2010	$757	$(124)	$(194)	$(10)	$429
For the year ended December 31, 2009	$807	$398	$(437)	$(11)	$757
For the year ended December 31, 2008	$961	$329	$(471)	$(12)	$807
Allowance for equipment loss:
For the year ended December 31, 2010	$1,051	$(278)	$(773)	$—	$—
For the year ended December 31, 2009	$316	$1,664	$(929)	$—	$1,051
For the year ended December 31, 2008	$92	$432	$(208)	$—	$316

(a)
Primarily relates to the effect of foreign currency translation.

S-1