Form 10-Q
period 2011-03-31
TAL International Group, Inc.
filed 2011-04-29
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011
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

        As of April 25, 2011, there were 33,372,575 shares of the Registrant's common stock, $.001 par value outstanding.

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

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 18, 2011, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 18, 2011, from which the accompanying December 31, 2010 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $536,126 and $511,634	$2,234,252	$2,086,194
Net investment in finance leases, net of allowances of $1,234 and $1,169	168,471	171,417
Equipment held for sale	24,301	29,220

Revenue earning assets	2,427,024	2,286,831
Cash and cash equivalents (including restricted cash of $29,800 and $23,018)	87,105	85,612
Accounts receivable, net of allowances of $443 and $429	50,617	48,311
Goodwill	71,898	71,898
Deferred financing costs	19,828	17,802
Other assets	5,143	4,737
Fair value of derivative instruments	2,495	2,024

Total assets	$2,664,110	$2,517,215

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$125,379	$57,756
Fair value of derivative instruments	55,392	61,647
Accounts payable and other accrued expenses	50,212	59,329
Net deferred income tax liability	157,608	139,741
Debt	1,827,075	1,770,332

Total liabilities	2,215,666	2,088,805
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,884,418 and 33,725,066 shares issued respectively	34	34
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	401,192	399,816
Accumulated earnings	94,747	76,053
Accumulated other comprehensive loss	(9,994)	(9,958)

Total stockholders' equity	448,444	428,410

Total liabilities and stockholders' equity	$2,664,110	$2,517,215

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing revenues:
Operating leases	$95,324	$67,993
Finance leases	4,246	4,870

Total leasing revenues	99,570	72,863
Equipment trading revenue	24,216	5,738
Management fee income	703	768
Other revenues	39	229

Total revenues	124,528	79,598

Operating expenses (income):
Equipment trading expenses	19,289	5,178
Direct operating expenses	4,100	8,180
Administrative expenses	10,563	10,555
Depreciation and amortization	32,253	26,966
Provision (reversal) for doubtful accounts	39	(68)
Net (gain) on sale of leasing equipment	(7,885)	(4,468)

Total operating expenses	58,359	46,343

Operating income	66,169	33,255
Other expenses (income):
Interest and debt expense	23,731	17,042
Net (gain) loss on interest rate swaps	(8,007)	6,784

Total other expenses	15,724	23,826

Income before income taxes	50,445	9,429
Income tax expense	17,858	3,530

Net income	$32,587	$5,899

Net income per common share—Basic	$1.07	$0.19

Net income per common share—Diluted	$1.05	$0.19

Weighted average number of common shares outstanding—Basic	30,546	30,429
Weighted average number of common shares outstanding—Diluted	30,968	30,534
Cash dividends paid per common share	$0.45	$0.25

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$32,587	$5,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,253	26,966
Amortization of deferred financing costs	773	369
Net (gain) on sale of leasing equipment	(7,885)	(4,468)
Net (gain) loss on interest rate swaps	(8,007)	6,784
Deferred income taxes	17,930	3,444
Stock compensation charge	650	400
Equipment purchased for resale	3,502	(2,081)
(Increase) in restricted cash	(1,500)	—
Changes in operating assets and liabilities	(11,177)	(13,500)

Net cash provided by operating activities	59,126	23,813

Cash flows from investing activities:
Purchases of leasing equipment	(122,845)	(61,990)
Investments in finance leases	(745)	(330)
Proceeds from sale of equipment, net of selling costs	15,880	17,483
Cash collections on finance lease receivables, net of income earned	8,144	8,357
Other	(11)	(27)

Net cash used in investing activities	(99,577)	(36,507)

Cash flows from financing activities:
Common stock dividends paid	(13,751)	(7,609)
Purchases of treasury stock	—	(23)
Financing fees paid under debt facilities	(2,799)	(501)
Borrowings under debt facilities	206,500	71,500
Payments under debt facilities	(140,708)	(62,397)
Payments under capital lease obligations	(9,524)	(5,707)
Stock options exercised	726	—
(Increase) in restricted cash	(5,282)	(361)

Net cash provided by (used) in financing activities	35,162	(5,098)

Net decrease in cash and cash equivalents	(5,289)	(17,792)
Unrestricted cash and cash equivalents, beginning of period	62,594	59,890

Unrestricted cash and cash equivalents, end of period	$57,305	$42,098

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$125,379	$69,858

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

        Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. The impact of the change in residual value estimates resulted in a decrease of depreciation expense in the first quarter of 2011 of approximately $5.3 million ($3.4 million after tax or $0.11 per fully diluted share).

C.    Recently Issued Accounting Pronouncements

        In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20 ("ASU 2010-20"), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

        The Company adopted the provisions of ASU 2010-20 effective December 31, 2010, and ASU 2010-20 did not impact the Company's consolidated financial results but did increase disclosure. Refer to Note 5 for more information.

Note 2—Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance leases receivable and other assets approximated fair value at March 31, 2011.

        The Company estimates that at March 31, 2011, the carrying value of the Company's debt instruments was approximately $11.0 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments (Continued)

discount rate which reflects the Company's estimate of current market interest rate spreads as of March 31, 2011.

Note 3—Dividends

        The Company paid the following quarterly dividends during the quarters ended March 31, 2011 and 2010 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2011	March 24, 2011	$13.8 million	$0.45
March 11, 2010	March 25, 2010	$7.6 million	$0.25

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

        The following compensation costs were reported in administrative expenses in the Company's statements of operations related to the Company's stock-based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2009, 2010 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$—	$5
Restricted stock	650	395

Total	$650	$400

        Total unrecognized compensation cost of approximately $4.7 million as of March 31, 2011 related to 314,250 restricted shares granted during 2009, 2010 and 2011 will be recognized over the remaining weighted average vesting period of approximately 1.8 years.

        During the three months ended March 31, 2011, the Company issued 40,352 shares of common stock due to the option exercises during the period.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2011	December 31, 2010
Gross finance lease receivables	$218,741	$223,611
Allowance on gross finance lease receivables(1)	(1,234)	(1,169)

Gross finance lease receivables, net of allowance	217,507	222,442
Unearned income	(49,036)	(51,025)

Net investment in finance leases	$168,471	$171,417

(1)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through 2010, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.

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

        The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

          Tier 1— These customers are typically large international shipping lines who have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical downturns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

          Tier 2— These customers are typically either smaller shipping lines with less operating scale or shipping lines with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical down turns. The Company views the risk of default for Tier 2 customers as moderate.

          Tier 3— Customers in this category exhibit volatility in payments on a regular basis, thus they are considered non-performing. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        Based on the above categories, the Company's gross finance lease receivables as of March 31, 2011, are as follows (in thousands):

Tier 1	$127,034
Tier 2	91,707
Tier 3	—

$218,741

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2011, approximately $0.3 million of the Company's Tier 1 gross finance lease receivables and $0.4 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged between 31 and 60 days. Gross finance lease receivables that were in non-accrual status as of March 31, 2011 were immaterial. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the three months ended March 31, 2011 (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the quarter ended March 31, 2011	$1,169	$62	$—	$3	$1,234

(a)
Primarily relates to the effect of foreign currency translation.

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Asset backed securitization term notes (ABS)	$1,120,050	$984,880
Term loan facilities	427,229	441,133
Asset backed warehouse facility	67,500	122,500
Revolving credit facility	90,000	90,000
Capital lease obligations	122,296	131,819

Total Debt	$1,827,075	$1,770,332

        As of March 31, 2011 we had $724.4 million of debt outstanding on facilities with fixed interest rates and $1,102.7 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2011, we had interest rate swaps in place with a total notional value of $1,077.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (Continued)

        The Company is subject to certain financial covenants under its debt facilities and as of March 31, 2011, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In January 2011, the Company issued $174 million of fixed rate secured notes under the ABS facilities. The notes, which were rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.6% and have a scheduled maturity of January 2021.

Asset Backed Warehouse Facility

        On March 30, 2011, TAL Advantage III LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the size of its asset backed warehouse credit facility from $325 million to $350 million.

Note 7—Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for the Revolving Credit Facility and the amounts payable under certain interest rate swap agreements.

        As of March 31, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2011	Weighted Average Fixed Leg Interest Rate at March 31, 2011	Weighted Average Remaining Term
$1,077.5 million	3.47%	3.7 years

        Most of the Company's interest rate swap contracts have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net gain/loss on interest rate swaps.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

        As of March 31, 2011, the unamortized pre-tax balance reflected in accumulated other comprehensive loss attributable to interest rate swap contracts that have been terminated and de-designated was approximately $13.0 million, of which $2.6 million is expected to be amortized to interest expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to the de-designated and terminated interest rate swap contracts will be recognized in earnings immediately in conjunction with the termination of the related debt agreements.

        In February 2011, the Company entered into a 10-year forward starting interest rate swap contract with a notional value of $75 million to fix interest rates on future borrowings before the end of May 2011 for containers that have been committed to lease prior to their delivery and payment. The Company has designated this contract as a cash flow hedge. As of March 31, 2011, the pre-tax loss of $0.8 million related to the change in the fair value of the designated interest rate swap is reflected in accumulated other comprehensive loss on the Company's consolidated balance sheet. There was no ineffective portion of the cash flow hedge for the three months ended March 31, 2011. As of March 31, 2011, the Company has pledged to its counterparty cash collateral of $1.5 million, which is classified parenthetically as restricted cash in the Company's consolidated balance sheet as per the terms of the interest rate swap contract. Amounts recorded in accumulated other comprehensive loss attributable to the designated interest rate swap contract will be recognized in earnings immediately if the Company does not issue borrowings within the forecasted time frame.

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 4.5 million Euros and receive approximately $6.9 million over the remaining term of foreign currency rate swap agreements which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

Fair Value of Derivative Instruments

        Under the criteria established by ASC 820, the Company has elected to use the income approach to value its interest rate swap and foreign currency rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts and spot currency rates) and inputs other than quoted prices that are observable for the asset or liability (specifically forward currency points, LIBOR cash and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$1.9	Fair value of derivative instruments	$1.1	Fair value of derivative instruments	$54.6	Fair value of derivative instruments	$61.6
Interest rate swap contract designated	Fair value of derivative instruments	—	Fair value of derivative instruments	—	Fair value of derivative instruments	0.8	Fair value of derivative instruments	—
Foreign exchange contracts	Fair value of derivative instruments	0.6	Fair value of derivative instruments	0.9	Fair value of derivative instruments	—	Fair value of derivative instruments	—

Total Derivatives		$2.5		$2.0		$55.4		$61.6

Derivatives Not Designated as Hedging Instruments Under ASC 815
Effect of Derivative Instruments on Statement of Operations
$ in Millions

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2011	2010
Interest rate contracts	Net (gain) loss on interest rate swaps	$(8.0)	$6.8
Foreign exchange contracts	Administrative Expenses	0.3	(0.4)

Total		$(7.7)	$6.4

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands, except earnings per share):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$32,587	$5,899

Denominator:
Weighted average shares outstanding for basic earnings per share	30,546	30,429
Dilutive stock options	422	105

Weighted average shares for diluted earnings per share	30,968	30,534

Earnings per share:
Basic	$1.07	$0.19

Diluted	$1.05	$0.19

        For the three months ended March 31, 2010, 597,191 options to purchase shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 9—Segment and Geographic Information

Industry Segment Information

        The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

  •
  Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

  •
  Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment and Geographic Information (Continued)

        The following tables show segment information for the three months ended March 31, 2011 and March 31, 2010, and the consolidated totals reported (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$99,380	$25,148	$124,528	$73,196	$6,402	$79,598
Equipment trading expenses	—	19,289	19,289	—	5,178	5,178
Depreciation and amortization expense	32,246	7	32,253	26,837	129	26,966
Net (gain) on sale of leasing equipment	(7,885)	—	(7,885)	(4,468)	—	(4,468)
Interest and debt expense	23,221	510	23,731	16,671	371	17,042
Income before income taxes(1)	37,476	4,962	42,438	15,662	551	16,213
Goodwill at March 31	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at March 31	2,627,582	36,528	2,664,110	1,852,152	20,375	1,872,527
Purchases of leasing equipment(2)	122,845	—	122,845	46,217	15,773	61,990
Investments in finance leases(2)	745	—	745	330	—	330

(1)
Segment income before income taxes excludes net gain on interest rate swaps of $8,007 and net loss on interest rate swaps of $6,784 for the three months ended March 31, 2011 and 2010, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and certain trading equipment purchased for resale, but that will be on lease for a period typically in excess of one year, as reflected in the consolidated statements of cash flows for the period indicated.

Geographic Segment Information

        The Company's customers use the containers for their global trade utilizing many worldwide trade routes. The Company earns its revenues from international containers which are deployed by its customers around the world. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based the customers' primary domicile and allocates equipment trading revenue based on the location of sale (in thousands):

	Three Months Ended March 31,
	2011	2010
Total revenues:
United States of America	$9,962	$6,496
Asia	56,906	30,899
Europe	50,445	37,289
Other International	7,215	4,914

Total	$124,528	$79,598

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At March 31, 2011, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses, and approximate fair value as of March 31, 2011. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company has performed fair value measurements of the guarantees using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At March 31, 2011, commitments for capital expenditures totaled approximately $214.5 million.

Note 11—Income Taxes

        The consolidated income tax expense for the three months ended March 31, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The higher effective tax rate reported for the three months ended March 31, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 12—Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$32,587	$5,899
Other comprehensive income:
Unrealized loss on derivative instrument designated as a cash flow hedge (net of tax benefit of $272)	(500)	—
Foreign currency translation adjustments	77	(356)
Amortization of net loss (gain) on derivative instruments previously designated as cash flow hedges (net of tax expense of $209 and $(68), respectively)	387	(123)

Total	$32,551	$5,420

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Comprehensive Income and Other (Continued)

        The Company recorded $0.1 million of unrealized foreign currency exchange gains and $0.4 million of unrealized foreign currency exchange losses, which are reported in administrative expenses in the Company's statement of operations, for the three months ended March 31, 2011 and March 31, 2010, respectively, resulting primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets.

Note 13—Subsequent Events

Termination of Interest Rate Swap Contracts

        Effective April 27, 2011, the Company terminated various non-designated interest rate swap contracts with a notional value of $200 million that were set to expire in 2012 and 2013, and replaced them with a $100 million notional value swap with a 2018 expiration date. The Company paid $10.2 million to the swap counterparties to terminate these contracts. Since these swaps were non-designated, the loss was previously recognized in the Company's statements of operations as net loss on interest rate swaps.

Quarterly Dividend

        On April 26, 2011 the Company's Board of Directors approved and declared a $0.50 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 23, 2011 to shareholders of record at the close of business on June 2, 2011.

Issuance of Common Stock

        On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares sold, the Company sold 2,500,000 shares of common stock and certain of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. The Company's proceeds from the offering, net of underwriting discounts, were $86.2 million.

Asset Backed Warehouse Facility

        On April 1, 2011, TAL Advantage III, LLC, an indirect wholly owned subsidiary of the Company, increased the size of its asset backed warehouse facility from $350 million to $400 million.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2011. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2011, our total fleet consisted of 880,565 containers and chassis, including 27,745 containers under management for third parties, representing 1,441,972 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and 216 third party container depot facilities in 39 countries as of March 31, 2011. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2011, our twenty largest customers accounted for 79% of our leasing revenues, our five largest customers accounted for 47% of our leasing revenues, and our largest customer accounted for 14% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	March 31, 2011			December 31, 2010			March 31, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	722,190	25,403	747,593	694,351	25,657	720,008	574,774	27,274	602,048
Refrigerated	45,919	236	46,155	44,955	260	45,215	38,337	411	38,748
Special	43,978	2,106	46,084	43,062	2,172	45,234	44,567	2,434	47,001
Tank	3,096	—	3,096	2,648	—	2,648	1,497	—	1,497
Chassis	9,205	—	9,205	9,208	—	9,208	8,773	—	8,773

Equipment leasing fleet	824,388	27,745	852,133	794,224	28,089	822,313	667,948	30,119	698,067
Equipment trading fleet(1)	28,432	—	28,432	33,373	—	33,373	37,165	—	37,165

Total	852,820	27,745	880,565	827,597	28,089	855,686	705,113	30,119	735,232

Percentage	96.8%	3.2%	100.0%	96.7%	3.3%	100.0%	95.9%	4.1%	100.0%

(1)
Includes 23,564 units on lease under sale-leaseback transactions as of March 31, 2011.

	Equipment Fleet in TEUs
	March 31, 2011			December 31, 2010			March 31, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,164,757	46,043	1,210,800	1,116,392	46,462	1,162,854	913,784	49,100	962,884
Refrigerated	86,737	407	87,144	85,166	455	85,621	68,245	4,020	72,265
Special	76,245	3,521	79,766	74,273	3,622	77,895	79,757	698	80,455
Tank	3,146	—	3,146	2,698	—	2,698	1,547	—	1,547
Chassis	16,361	—	16,361	16,367	—	16,367	15,602	—	15,602

Equipment leasing fleet	1,347,246	49,971	1,397,217	1,294,896	50,539	1,345,435	1,078,935	53,818	1,132,753
Equipment trading fleet(1)	44,755	—	44,755	51,748	—	51,748	57,582	—	57,582

Total	1,392,001	49,971	1,441,972	1,346,644	50,539	1,397,183	1,136,517	53,818	1,190,335

Percentage	96.5%	3.5%	100.0%	96.4%	3.6%	100.0%	95.5%	4.5%	100.0%

(1)
Includes 37,994 TEU on lease under sale-leaseback transactions as of March 31, 2011.

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

        As of March 31, 2011, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84.9%	63.4%
Refrigerated	5.2	23.3
Special	5.2	8.3
Chassis	1.1	2.2
Tank	0.4	1.9

Equipment leasing fleet	96.8	99.1
Equipment trading fleet	3.2	0.9

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	March 31, 2011	December 31, 2010	March 31, 2010
Long-term leases	65.2%	65.4%	61.3%
Finance leases	8.8	8.8	11.4
Service leases	21.3	18.5	16.0
Expired long-term leases (units on hire)	4.7	7.3	11.3

Total	100.0%	100.0%	100.0%

        As of March 31, 2011, our long-term and finance leases had an average remaining contract term of approximately 51 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenues also include ancillary fees driven by drop-off volumes. Leasing revenues in the first quarter of 2011 increased 5.4% from the fourth quarter of 2010, and 36.7% from the first quarter of 2010.

        Owned fleet size.    As of March 31, 2011, our owned fleet included 1,392,001 TEUs, an increase of 3.4% from December 31, 2010. The increase in fleet size during the first quarter of 2011 was due to ongoing purchases of new containers and limited volume of used container sales.

        Many of the factors that led to an exceptional market in 2010 have continued into the first part of 2011. According to Clarkson Research Services Limited ("Clarkson") April 2011 report, containerized trade growth is projected to increase by 9.7% in 2011, and to date, shipping lines have generally remained cautious about placing orders for large volumes of new containers. As of April 27, 2011, we have already ordered over $450 million of containers for delivery in 2011 and have committed a large portion of this equipment to lease transactions as many of our shipping line customers have looked to secure access to leasing equipment for the expected seasonal increase in trade volumes typically experienced in the second and third quarters. Container pick up activity has been seasonally slow in the first quarter, but we expect pick-up activity to increase in the second quarter based on existing lease commitments.

        Utilization.    Our average utilization was 98.3% during the first quarter of 2011, a decrease of 0.3% from the fourth quarter of 2010 and an increase of 6.5% from the prior year first quarter. Ending utilization increased 0.2% from 98.3% as of December 31, 2010 to 98.5% as of March 31, 2011. While global containerized trade volumes decreased seasonally in the first quarter of 2011, our utilization has remained high as shipping lines have generally preferred to retain leased containers on-hire through the slow season to help them avoid a possible container shortage in the peak season of 2011, and to continue to enjoy historical leasing rates that in many cases are well below current market levels.

        Utilization and leasing demand for our refrigerated containers remained strong during the first quarter of 2011. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 5% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 23% of our leasing revenue. Leasing demand for both special containers and chassis remained steady.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010
Average Utilization	98.3%	98.6%	98.1%	95.4%	91.8%

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Ending Utilization	98.5%	98.3%	98.5%	97.1%	93.4%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average rental rates.    Average lease rates for our dry container product line increased 7% from the fourth quarter of 2010 and 28% from the prior year's first quarter. During the first quarter of 2011, we continued to place new equipment on leases with lease rates significantly above our portfolio average. In addition, lease rates on existing equipment continued to increase in the first quarter of 2011 due to the expiration of lease rate concessions given in 2009 and increased rates on selected lease renewals. New dry container prices remain at historically high levels due to increasing steel prices and the continued strong demand for containers. As a result, market leasing rates remain well above our portfolio average rates and we expect our average dry container lease rates to continue to trend upward during 2011 unless new container prices fall significantly from their current level.

        During the first quarter of 2011, average lease rates for refrigerated containers were 0.9% higher compared to the fourth quarter of 2010 and 0.8% higher than the first quarter of 2010, while the average lease rates for special containers were 0.3% higher than the fourth quarter of 2010 and 0.5% higher compared to the first quarter of 2010. The increase in average lease rates for our refrigerated containers was primarily due to the expiration of lease rate concessions that were provided to certain customers in 2009 for lease extension transactions, and partially offset by new units going on-hire at lease rates below our portfolio average. The increase in average lease rates for our special containers was due to new special containers going onto leases with rates higher than our portfolio average combined with the expiration of a lease contract at rates lower than our portfolio average.

        Equipment disposals.    During the first quarter of 2011, we recognized a $7.9 million gain on the sale of our used containers compared to $5.5 million in the fourth quarter and $4.5 million first quarter of 2010. The increase compared to the prior periods mainly resulted from higher selling prices for our used dry containers with first quarter average selling prices for dry containers climbing 29% above the fourth quarter level and 93% above first quarter level in 2010. Selling prices for used dry containers have continued to climb to beyond historical levels as the ongoing tight supply / demand situation continues to limit the number of older containers being made available for disposal. Increased trade volumes have also led to an increase in demand for used containers for one-way shipments to locations with high back-haul costs.

        Equipment trading.    During the first quarter of 2011, we recognized a net equipment trading margin of $4.9 million on the sale of equipment purchased for resale, compared to a $2.3 million margin in the fourth quarter and a $0.6 million margin in the first quarter of 2010. Our per unit trading margins continue to benefit from very high used container selling prices, and sale volumes of trading units increased in the first quarter as more containers were delivered to us from several sale-leaseback transactions originally concluded in 2009 and 2010.

        Equipment ownership expenses.    Our ownership expenses, which consist principally of depreciation and interest expense, in the first quarter of 2011 increased by $4.3 million, or 8% compared to the fourth quarter of 2010, and increased by $12.0 million, or 27% compared to the first quarter of 2010. As of October 1, 2010, we increased the residual value estimates used in our equipment depreciation policy. The impact of the change in residual value estimates in the first quarter of 2011 was $5.3 million. Without the change in residual value estimates, ownership expenses would have increased $17.3 million, or approximately 40% from the first quarter of 2010. TAL purchased a large volume of new containers during 2010 and the first quarter of 2011, and as a result, the net book value of our revenue earning assets increased by 6% and nearly 44% compared to the fourth and first quarters of 2010, respectively.

        Credit performance.    Our credit performance remained strong during the first quarter of 2011, and there was a minimal provision recorded. The financial performance of the shipping industry improved significantly in 2010, and most shipping lines were very profitable last year after generating large losses in 2009. However, freight rates on the major east-west trade lanes started to deteriorate in the third quarter of 2010, and the profitability of our shipping line customers is generally expected to decrease from the 2010 level. In addition, several major shipping lines, including one of our largest customers, continue to be involved in comprehensive financial restructuring negotiations with their major creditors. As a result, the potential for credit losses remains significant and we will continue to be vigilant with our credit and collection processes.

        Operating expenses.    Our direct operating expenses were $4.1 million during the first quarter of 2011, compared to $4.6 million in the fourth quarter of 2010 and $8.2 million during the first quarter of 2010. We incurred lower repair and storage costs in 2011 due to low volumes of redeliveries and fewer idle containers during the quarter. Our administrative expenses stayed flat at $10.6 million compared to the fourth and first quarters of 2010.

Treasury Stock

        There were no material repurchases of Treasury Stock during the three months ended March 31, 2011 and 2010.

Dividends

        We paid the following quarterly dividends during the three months ended March 31, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2011	March 24, 2011	$13.8 million	$0.45
March 11, 2010	March 25, 2010	$7.6 million	$0.25

Results of Operations

        The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Leasing revenues	$99,570	80.0%	$72,863	91.5%
Equipment trading revenue	24,216	19.4	5,738	7.2
Management fee income	703	0.6	768	1.0
Other revenues	39	—	229	0.3

Total revenues	124,528	100.0	79,598	100.0
Operating expenses (income):
Equipment trading expenses	19,289	15.5	5,178	6.5
Direct operating expenses	4,100	3.3	8,180	10.3
Administrative expenses	10,563	8.5	10,555	13.2
Depreciation and amortization	32,253	25.9	26,966	33.9
Provision (reversal) for doubtful accounts	39	—	(68)	(0.1)
Net (gain) on sale of leasing equipment	(7,885)	(6.3)	(4,468)	(5.6)

Total operating expenses	58,359	46.9	46,343	58.2

Operating income	66,169	53.1	33,255	41.8
Other expenses (income):
Interest and debt expense	23,731	19.0	17,042	21.4
Net (gain) loss on interest rate swaps	(8,007)	(6.4)	6,784	8.5

Total other expenses	15,724	12.6	23,826	29.9

Income before income taxes	50,445	40.5	9,429	11.9
Income tax expense	17,858	14.3	3,530	4.5

Net income	$32,587	26.2%	$5,899	7.4%

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$91,193	$62,265
Fee and ancillary lease revenue	4,131	5,728

Total operating lease revenue	95,324	67,993
Finance lease revenue	4,246	4,870

Total leasing revenues	$99,570	$72,863

        Total leasing revenues were $99.6 million for the three months ended March 31, 2011, compared to $72.9 million for the three months ended March 31, 2010, an increase of $26.7 million, or 37%.

        Per diem revenue increased by $28.9 million compared to the first quarter of 2010. The primary reasons for the increase are as follows:

  •
  $20.5 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $10.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first quarter of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009; and

  •
  $1.7 decrease due to the recognition of revenue in the first quarter of 2010 for the early termination of certain lease contracts that did not recur in 2011.

        Fee and ancillary lease revenue decreased by $1.6 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a decrease in drop-off volumes.

        Finance lease revenue decreased by $0.6 million in 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Equipment trading revenues	$24,216	$5,738
Equipment trading expenses	(19,289)	(5,178)

Equipment trading margin	$4,927	$560

        The equipment trading margin increased $4.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The trading margin increased by $1.6 million due to an increase in sales volume and $2.8 million due to an increase in selling margin per unit.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease, and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $4.1 million for the three months ended March 31, 2011, compared to $8.2 million for the three months ended March 31, 2010, a decrease of $4.1 million. The primary reasons for the decrease are outlined below:

  •
  $3.0 million decrease in storage and handling costs due to a decrease in idle units;

  •
  $1.3 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers; and

  •
  $0.2 million increase in equipment and credit insurance premiums.

        Administrative expenses.    Administrative expenses were $10.6 million for both the three months ended March 31, 2011 and the three months ended March 31, 2010.

        Depreciation and amortization.    Depreciation and amortization was $32.3 million for the three months ended March 31, 2011, compared to $27.0 million for the three months ended March 31, 2010, an increase of $5.3 million or 19.6%. Depreciation increased by approximately $11.6 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $5.3 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and a decrease of $1.0 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    For the three months ended March 31, 2011 and 2010, our provision (reversal) for doubtful accounts was less than $0.1 million. Overall, our provision for doubtful accounts has been low due to our historical experience of collections and recoveries of equipment.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $7.9 million for the three months ended March 31, 2011, compared to a gain of $4.5 million for the three months ended March 31, 2010, an increase of $3.4 million. Gain on sale increased by $6.1 million primarily due to higher selling prices, which was partially offset by a $1.7 million decrease due to lower selling volumes. In addition, upfront gains on units placed on finance leases decreased by $0.7 million. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not generate up-front gains or losses when we place existing equipment on operating leases.

        Interest and debt expense.    Interest and debt expense was $23.7 million for the three months ended March 31, 2011, compared to $17.0 million for the three months ended March 31, 2010, an increase of $6.7 million. Interest and debt expense increased by $8.0 million due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first quarter of 2011, and decreased by $1.3 million due to a lower effective interest rate.

        Net (gain) loss on interest rate swaps.    Net gain on interest rate swaps was $8.0 million for the three months ended March 31, 2011, compared to a net loss of $6.8 million for the three months ended March 31, 2010. The fair value of our interest rate swap contracts, the majority of which were not designated as hedging instruments, increased during the first quarter of 2011 due to an increase in long-term interest rates.

        Income tax expense.    Income tax expense was $17.9 million for the three months ended March 31, 2011, compared to $3.5 million for the three months ended March 31, 2010.The effective tax rates were 35.4% for the three months ended March 31, 2011 and 37.4% for the three months ended March 31,

2010. The higher effective tax rate reported for the three months ended March 31, 2010 was mainly attributed to additional tax expense related to stock compensation on restricted stock that vested on January 1, 2010. We anticipate that our annual effective tax rate will be approximately 35.4%.

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

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Equipment leasing segment:
Total revenues	$99,380	$73,196
Depreciation and amortization expense	32,246	26,837
Interest and debt expense	23,221	16,671
Net (gain) on sale of leasing equipment	(7,885)	(4,468)
Income before income taxes(1)	$37,476	$15,662

(1)
Income before income taxes excludes net gain on interest rate swaps of $8,007 and net loss on interest rate swaps of $6,784 for the three months ended March 31, 2011 and 2010, respectively.

Segment Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $99.4 million in the three months ended March 31, 2011 compared to $73.2 million in the three months ended March 31, 2010, an increase of $26.2 million, or 35.8%. The primary reasons for the increase are as follows:

  •
  $20.5 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $10.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first quarter of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009;

  •
  $1.7 decrease due to the recognition of revenue in the first quarter of 2010 for the early termination of certain lease contracts that did not recur in 2011;

  •
  $1.6 million decrease due to lower fee and ancillary revenue resulting from a decrease in drop off volume; and

  •
  $0.6 million decrease in finance lease revenues, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $37.5 million in the three months ended March 31, 2011 compared to $15.7 million in the three months ended March 31, 2010, an increase of $21.8 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $26.2 million increase in Equipment leasing revenue in the first quarter of 2011;

  •
  $4.1 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased volumes of idle containers;

  •
  $3.4 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $6.6 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first quarter of 2011, partially offset by a lower effective interest rate; and

  •
  $5.4 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy, effective October 1, 2010.

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

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Equipment trading segment:
Total leasing revenues	$932	$664
Equipment trading revenues	24,216	5,738
Equipment trading expense	(19,289)	(5,178)

Equipment trading margin	4,927	560
Interest and debt expense	510	371
Income before income taxes(1)	4,962	551

(1)
Income before income taxes excludes net gain on interest rate swaps of $8,007 and net loss on interest rate swaps of $6,784 for the three months ended March 31, 2011 and 2010, respectively.

Segment Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $4.4 million in the first quarter of 2011 as compared to the first quarter of 2010. The trading margin increased by $1.6 million due to an increase in sales volume and $2.8 million due to an increase in selling margin per unit.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $5.0 million in the first quarter of 2011 compared to $0.6 million in the first quarter of 2010. Income before income taxes increased primarily due to an increase in the equipment trading margin, as well as an increase in leasing revenues due to several purchase leaseback transactions completed in early 2010.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements, and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended March 31, 2011, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $331.4 million. In addition, as of March 31, 2011, we had $57.3 million of unrestricted cash and $342.5 million of additional borrowing capacity under our current credit facilities.

        We continue to increase our availability and issue debt under our existing credit and Asset Backed Securitization ("ABS") facilities. In January 2011, we issued $174 million of fixed rate secured notes under the ABS facilities. On March 30, 2011, we increased the size of our asset backed warehouse credit facility by $25 million, and further increased it on April 1, 2011 by $50 million to bring the maximum availability to $400 million.

        On April 6, 2011, we completed a public offering of 5,500,000 shares of our common stock. Of the total shares sold, we sold 2,500,000 shares of common stock and certain of our stockholders sold an aggregate of 3,000,000 shares of common stock. Our proceeds from the offering, net of underwriting discounts, were $86.2 million.

        As of March 31, 2011, major committed cash outflows in the next 12 months include $339.9 million of committed but unpaid capital expenditures and $234.3 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At March 31, 2011, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,120.1	$1,120.1
Term loan facilities	427.2	477.2
Asset backed warehouse facility	67.5	350.0
Revolving credit facility	90.0	100.0
Capital lease obligations	122.3	122.3

Total Debt	$1,827.1	$2,169.6

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of March 31, 2011 we had $724.4 million of debt outstanding on facilities with fixed interest rates and $1,102.7 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2011, we had interest rate swaps in place with a total notional value of $1,077.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.

  Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At March 31, 2011, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

  •
  Minimum Earnings Before Interest and Taxes ("EBIT") to Cash Interest Expense;

  •
  Minimum Tangible Net Worth ("TNW"); and

  •
  Maximum Indebtedness to TNW.

  Non-GAAP Measures

        We rely primarily on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. EBIT, Cash Interest, TNW, and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

  Minimum EBIT to Cash Interest Expense

        For the purpose of this covenant, EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, interest expense, amortization, net gain or loss on interest rate swaps and certain non-cash charges). Cash Interest Expense is calculated based on interest expense adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

        Minimum EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Minimum EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2011, the required and actual Consolidated EBIT to Cash Interest Expense ratio and EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities that have a borrowing capacity of $200 million or greater were as follows:

Entity/Issuer	Required Minimum EBIT to Cash Ratio	Actual Minimum EBIT to Cash Ratio
Consolidated	1.10	2.49
TAL Advantage I, LLC	1.10	3.05
TAL Advantage II, LLC	1.10	1.54
TAL Advantage III, LLC	1.30	1.84
TAL Advantage IV, LLC	1.10	2.29

  Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc. TNW is calculated as total tangible assets less total indebtedness, which includes equipment purchases payable and, in certain cases, includes the fair value of derivative instruments liability.

        For the majority of our debt facilities, the required minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of March 31, 2011, the required minimum and actual minimum TNW for each of our SPEs was $460.7 million and $613.8 million, respectively. As of March 31, 2011, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities that have a borrowing capacity of $200 million or greater were as follows (in thousands):

Entity/Issuer	Required Total Indebtedness / TNW	Actual Total Indebtedness / TNW
TAL Advantage I, LLC	4.75	3.28
TAL Advantage II, LLC	4.75	3.19
TAL Advantage III, LLC	4.75	3.19
TAL Advantage IV, LLC	4.75	3.19

        As of March 31, 2011, our outstanding debt on facilities with borrowing capacity of $200 million or greater was approximately $1,390 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Treasury Stock

        There were no material repurchases of Treasury Stock during the three months ended March 31, 2011 and 2010.

Dividends

        We paid the following quarterly dividends during the three months ended March 31, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2011	March 24, 2011	$13.8 million	$0.45
March 11, 2010	March 25, 2010	$7.6 million	$0.25

Cash Flow

        The following table sets forth certain cash flow information for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$59,126	$23,813

Net cash used in investing activities:
Purchases of leasing equipment	$(122,845)	$(61,990)
Investment in finance leases	(745)	(330)
Proceeds from sale of equipment, net of selling costs	15,880	17,483
Cash collections on finance lease receivables, net of income earned	8,144	8,357
Other	(11)	(27)

Net cash used in investing activities	$(99,577)	$(36,507)

Net cash provided by (used in) financing activities	$35,162	$(5,098)

Operating Activities

        Net cash provided by operating activities increased by $35.3 million to $59.1 million in the three months ended March 31, 2011, compared to $23.8 million in the three months ended March 31, 2010 primarily due to increased profitability. In addition, there was net disposal activity with respect to equipment purchased for resale during the first quarter of 2011, as compared to net purchase activity during the first quarter of 2010.

Investing Activities

        Net cash used in investing activities increased by $63.1 million to $99.6 million in the three months ended March 31, 2011 compared to $36.5 million in 2010. Major reasons for the increase were as follows:

  •
  We paid $123.6 million, including investments in finance leases of $0.7 million, for new equipment in the first quarter of 2011 compared to $62.3 million, including investments in finance leases of $0.3 million, in the first quarter of 2010. The majority of the amount paid for equipment in the first quarter of 2011 related to equipment accepted at the end of 2010.

  •
  Sales proceeds from the disposal of equipment decreased $1.6 million to $15.9 million in the first quarter of 2011 compared to $17.5 million in the first quarter of 2010. Proceeds from the disposal of used containers in the first quarter of 2011 decreased primarily as a result of lower sales volume.

  •
  Cash collections on finance leases, net of income earned, decreased by $0.3 million to $8.1 million in the first quarter of 2011 compared to $8.4 million in the first quarter of 2010 due to the overall reduction in the size of our finance lease portfolio.

Financing Activities

        Net cash provided by financing activities was $35.2 million in the first quarter of 2011 compared to net cash used in financing activities of $5.1 million in the first quarter of 2010. The major changes were as follows:

        During the first quarter of 2011, we had net borrowings of $56.3 million under our various debt facilities, which were primarily used to finance the purchase of new equipment, compared to net borrowings of $3.4 million in the first quarter of 2010. As a result of those net borrowings, restricted cash increased by $5.3 million during the first quarter of 2011 compared to $0.4 million in the first quarter of 2010. In the first quarter of 2011, we paid $13.8 million in dividends, compared to $7.6 million in dividends paid during the first quarter of 2010, due to an increase of our quarterly dividend per share.

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

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2011:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2011	2012	2013	2014	2015 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,057.0	$232.8	$393.7	$326.2	$280.7	$823.6
Capital lease obligations(2)	144.9	6.2	18.9	17.1	20.7	82.0
Operating leases (mainly facilities)	3.2	1.6	1.2	0.4	—	—
Purchase obligations:
Equipment purchases payable	125.4	125.4	—	—	—	—
Equipment purchase commitments	214.5	214.5	—	—	—	—

Total contractual obligations	$2,545.0	$580.5	$413.8	$343.7	$301.4	$905.6

(1)
Amounts include actual and estimated interest for floating-rate debt based on March 31, 2011 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2010 Form 10-K filed with the SEC on February 18, 2011.

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

        As of March 31, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at March 31, 2011	Weighted Average Fixed Leg Interest Rate at March 31, 2011	Weighted Average Remaining Term
$1,077.5 million	3.47%	3.7 years

        Changes in the fair value on the majority of these interest rate swap contracts will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps.

        Since approximately 98% of our variable rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the quarter ended March 31, 2011, net gain on interest rate swaps totaled $8.0 million, compared to a net loss on interest rate swaps of $6.8 million for the quarter ended March 31, 2010.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and company obligations, and most of our revenues and expenses in 2011 and 2010 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and our certain of direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        We recorded $0.1 million of unrealized foreign currency exchange gains and $0.4 million of unrealized foreign currency exchange losses in the quarters ended March 31, 2011 and March 31, 2010, respectively, which resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was approximately $0.6 million at March 31, 2011, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

        For a detailed discussion of our risk factors, refer to our 2010 Form 10-K filed with the Securities and Exchange Commission on February 18, 2011. The risk factor described below is an addition to those risk factors.

        The recent earthquake and tsunami in Japan, and the related nuclear crisis, may negatively impact demand for leased containers, particularly if such events cause a global or regional economic slowdown. In the short-term, container shipping to and from Japan may be affected by damage to or closure of container ports, a reduction in imports and exports due to decreased manufacturing activity as a result of plant closures in Japan and the re-routing of vessels to other countries to avoid potential radiation exposure, prompting shipping lines to circumvent Japanese ports. Any of these events could disrupt the global supply chain and negatively impact trade volumes, which, in turn, could result in our customers leasing fewer containers. At this point it is too early to predict what impact the recent crisis in Japan will have on global trade and the container industry, but it is possible that our business and financial position could be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of Treasury Stock during the three months ended March 31, 2011 and 2010.

ITEM 6.    EXHIBITS.

Exhibit Number		Exhibit Description
4.61	*	Series 2011-1 Supplement dated as of April 1, 2011 by and between TAL Advantage III, LLC and Wells Fargo Bank, National Association.

4.62	*	Series 2011-1 Note Purchase Agreement dated as of April 1, 2011 by and between TAL Advantage III, LLC, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
April 29, 2011	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)