Form 10-Q
period 2011-06-30
TAL International Group, Inc.
filed 2011-07-29
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011
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

          As of July 25, 2011, there were 33,398,725 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and June 30, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 18, 2011, from which the accompanying December 31, 2010 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $561,917 and $511,634	$2,559,553	$2,086,194
Net investment in finance leases, net of allowances of $1,201 and $1,169	163,755	171,417
Equipment held for sale	35,480	29,220

Revenue earning assets	2,758,788	2,286,831
Cash and cash equivalents (including restricted cash of $35,760 and $23,018)	96,206	85,612
Accounts receivable, net of allowances of $583 and $429	50,357	48,311
Goodwill	71,898	71,898
Deferred financing costs	22,956	17,802
Other assets	5,406	4,737
Fair value of derivative instruments	417	2,024

Total assets	$3,006,028	$2,517,215

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$49,042	$57,756
Fair value of derivative instruments	57,783	61,647
Accounts payable and other accrued expenses	52,379	59,329
Net deferred income tax liability	170,025	139,741
Debt	2,135,909	1,770,332

Total liabilities	2,465,138	2,088,805
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,407,973 and 33,725,066 shares issued respectively	36	34
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	487,732	399,816
Accumulated earnings	101,240	76,053
Accumulated other comprehensive loss	(10,583)	(9,958)

Total stockholders' equity	540,890	428,410

Total liabilities and stockholders' equity	$3,006,028	$2,517,215

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing revenues:
Operating leases	$102,294	$70,851	$197,618	$138,844
Finance leases	4,224	4,644	8,470	9,514

Total leasing revenues	106,518	75,495	206,088	148,358
Equipment trading revenue	12,877	10,956	37,093	16,694
Management fee income	736	725	1,439	1,493
Other revenues	90	188	129	417

Total revenues	120,221	87,364	244,749	166,962

Operating expenses (income):
Equipment trading expenses	10,094	9,675	29,383	14,853
Direct operating expenses	4,363	6,637	8,463	14,817
Administrative expenses	10,612	10,543	21,175	21,098
Depreciation and amortization	35,161	28,287	67,414	55,253
Provision (reversal) for doubtful accounts	102	(530)	141	(598)
Net (gain) on sale of leasing equipment	(16,899)	(7,235)	(24,784)	(11,703)

Total operating expenses	43,433	47,377	101,792	93,720

Operating income	76,788	39,987	142,957	73,242
Other expenses (income):
Interest and debt expense	25,750	17,773	49,481	34,815
Net loss on interest rate swaps	15,139	15,002	7,132	21,786

Total other expenses	40,889	32,775	56,613	56,601

Income before income taxes	35,899	7,212	86,344	16,641
Income tax expense	12,708	2,560	30,566	6,090

Net income	$23,191	$4,652	$55,778	$10,551

Net income per common share—Basic	$0.70	$0.15	$1.76	$0.35

Net income per common share—Diluted	$0.70	$0.15	$1.73	$0.34

Weighted average number of common shares outstanding—Basic	32,905	30,434	31,732	30,432
Weighted average number of common shares outstanding—Diluted	33,353	30,724	32,164	30,616
Cash dividends paid per common share	$0.50	$0.30	$0.95	$0.55

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$55,778	$10,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,414	$55,253
Amortization of deferred financing costs	1,674	847
Net (gain) on sale of leasing equipment	(24,784)	(11,703)
Net loss on interest rate swaps	7,132	21,786
Realized loss on interest rate swaps terminated prior to their contractual maturities	(12,524)	—
Deferred income taxes	30,657	4,083
Stock compensation charge	1,194	800
Equipment purchased for resale	(3,267)	(4,940)
Changes in operating assets and liabilities	(13,347)	(13,581)

Net cash provided by operating activities	109,927	63,096

Cash flows from investing activities:
Purchases of leasing equipment	(574,154)	(273,039)
Investments in finance leases	(2,614)	(433)
Proceeds from sale of equipment, net of selling costs	44,864	39,634
Cash collections on finance lease receivables, net of income earned	18,033	16,273
Other	13	(124)

Net cash used in investing activities	(513,858)	(217,689)

Cash flows from financing activities:
Issuance of common stock	85,524	—
Common stock dividends paid	(30,292)	(16,741)
Financing fees paid under debt facilities	(6,828)	(8,339)
Borrowings under debt facilities	709,000	391,000
Payments under debt facilities	(333,175)	(190,224)
Payments under capital lease obligations	(10,904)	(6,572)
Stock options exercised	1,200	—
(Increase) in restricted cash	(12,742)	(7,941)

Net cash provided by financing activities	401,783	161,183

Net (decrease) increase in unrestricted cash and cash equivalents	$(2,148)	$6,590
Unrestricted cash and cash equivalents, beginning of period	62,594	59,890

Unrestricted cash and cash equivalents, end of period	$60,446	$66,480

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$49,042	$48,421

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

        Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. The impact of the change in residual value estimates resulted in a decrease of depreciation expense of approximately $5.4 million ($3.5 million after tax or $0.11 per fully diluted share) in the second quarter of 2011 and approximately $10.8 million ($7.0 million after tax or $0.22 per fully diluted share) in the six months ended June 30, 2011.

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

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update provides guidance that is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is not intended to result in a change in the application of the requirements in Topic 820. The amendments in this update include those that clarify the FASB's intent about the application of existing fair value measurement requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its consolidated financial results.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements (Continued)

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220). This update requires presentation of the components of net income, other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The presentation required by ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to impact its consolidated financial results as it is presentation-only in nature.

Note 2—Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, net investment in finance leases and other assets approximated fair value at June 30, 2011.

        The Company estimates that at June 30, 2011, the carrying value of the Company's debt instruments was approximately $8.6 million lower than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates as of June 30, 2011.

Note 3—Dividends

        The Company paid the following quarterly dividends during the six months ended June 30, 2011 and 2010 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

Note 4—Stock-Based Compensation Plans

        The Company records compensation cost relating to stock-based payment transactions in accordance with FASB Accounting Standards Codification No. 718 (ASC 718) Compensation—Stock Compensation. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$—	$7	$—	$12
Restricted stock	544	393	1,194	788

Total	$544	$400	$1,194	$800

        Total unrecognized compensation cost of approximately $4.2 million as of June 30, 2011 related to 314,250 restricted shares granted during 2009, 2010 and 2011 will be recognized over the remaining weighted average vesting period of approximately 1.6 years.

        During the three and six months ended June 30, 2011, the Company issued 23,555 and 63,907 shares of common stock due to stock option exercises, respectively.

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2011	December 31, 2010
Gross finance lease receivables	$211,926	$223,611
Allowance on gross finance lease receivables(1)	(1,201)	(1,169)

Gross finance lease receivables, net of allowance	210,725	222,442
Unearned income	(46,970)	(51,025)

Net investment in finance leases	$163,755	$171,417

(1)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through the second quarter of 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

          Tier 1—These customers are typically large international shipping lines who have been in business for many years and have world class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical downturns and would likely have greater access to needed capital than lower rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

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

        Based on the above categories, the Company's gross finance lease receivables as of June 30, 2011, are as follows (in thousands):

Tier 1	$124,658
Tier 2	87,268
Tier 3	—

$211,926

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2011, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.4 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. Gross finance lease receivables that were in non-accrual status as of June 30, 2011 were immaterial. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the six months ended June 30, 2011 (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended June 30, 2011	$1,169	$28	$—	$4	$1,201

(a)
Primarily relates to the effect of foreign currency translation.

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Asset backed securitization term notes (ABS)	$1,312,811	$984,880
Term loan facilities	452,183	441,133
Asset backed warehouse facility	160,000	122,500
Revolving credit facility	90,000	90,000
Capital lease obligations	120,915	131,819

Total Debt	$2,135,909	$1,770,332

        As of June 30, 2011 we had $940.4 million of debt outstanding on facilities with fixed interest rates and $1,195.5 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2011, we had interest rate swaps in place with a total notional value of $967.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities and as of June 30, 2011, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In January and May 2011, the Company issued $174 million and $235 million of fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities, respectively. The notes, which were rated "A" by Standard & Poor's, were issued at par and have scheduled maturities of January 2021 and May 2021, respectively.

Asset Backed Warehouse Facility

        In April 2011, the Company increased the size of its asset backed warehouse facility from $350 million to $400 million.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (Continued)

Term Loan Facilities

        During the six months ended June 30, 2011, the Company entered into new delayed draw term loan agreements with financial institutions, increasing the aggregate borrowings available under its term loan facilities by $150 million. These facilities mature in 2018. As of June 30, 2011, the Company has borrowed $40 million under one of these facilities.

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

        As of June 30, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at June 30, 2011	Weighted Average Fixed Leg Interest Rate at June 30, 2011	Weighted Average Remaining Term
$967.0 million	3.36%	4.1 years

        Most of the Company's interest rate swap contracts have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net loss on interest rate swaps.

        In February 2011, the Company entered into a 10-year forward starting interest rate swap contract with a notional value of $75 million to fix interest rates on future borrowings before the end of May 2011. In connection with the closing of the fixed rate term notes issued in May 2011 under the ABS facilities, the Company terminated this swap contract and paid $2.3 million to its counterparty. Since this swap was designated as a cash flow hedge, the loss recorded in accumulated other comprehensive loss as of the date the contract was terminated will be amortized to interest expense over the original term of the swap contract. There was no material ineffectiveness during the period the hedge was designated.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

        As of June 30, 2011, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to interest rate swap contracts that have been terminated and de-designated was approximately $14.6 million, of which $3.1 million is expected to be amortized to interest expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to the de-designated and terminated interest rate swap contracts would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

        In April 2011, the Company terminated various non-designated interest rate swap contracts with a notional value of $200 million that were set to expire in 2012 and 2013, and replaced them with a $100 million notional value swap with a 2018 expiration date. The Company paid $10.2 million to its swap counterparties to terminate these contracts. Since these swaps were non-designated, the loss has been previously recognized in the Company's statements of operations as net loss on interest rate swaps.

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 4.2 million Euros and receive approximately $6.4 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$1.1	Fair value of derivative instruments	$57.8	Fair value of derivative instruments	$61.6
Foreign exchange contracts	Fair value of derivative instruments	0.4	Fair value of derivative instruments	0.9	Fair value of derivative instruments	—	Fair value of derivative instruments	—

Total Derivatives		$0.4		$2.0		$57.8		$61.6

Derivatives Not Designated as Hedging Instruments under ASC 815
Effect of Derivative Instruments on Statement of Operations
(in millions)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended June 30,		Six months Ended June 30
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2011	2010	2011	2010
Interest rate contracts	Net loss on interest rate swaps	$15.1	$15.0	$7.1	$21.8
Foreign exchange contracts	Administrative expenses	0.2	(0.7)	0.5	(1.1)

Total		$15.3	$14.3	$7.6	$20.7

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$23,191	$4,652	$55,778	$10,551

Denominator:
Weighted average shares outstanding for basic earnings per share	32,905	30,434	31,732	30,432
Dilutive stock options	448	290	432	184

Weighted average shares for diluted earnings per share	33,353	30,724	32,164	30,616

Earnings per share:
Basic	$0.70	$0.15	$1.76	$0.35

Diluted	$0.70	$0.15	$1.73	$0.34

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment and Geographic Information (Continued)

        The following tables show segment information for the three and six months ended June 30, 2011 and 2010 and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$106,416	$13,805	$120,221	$75,430	$11,934	$87,364
Equipment trading expenses	—	10,094	10,094	—	9,675	9,675
Depreciation and amortization expense	35,019	142	35,161	28,110	177	28,287
Net (gain) on sale of leasing equipment	(16,899)	—	(16,899)	(7,191)	(44)	(7,235)
Interest and debt expense	25,237	513	25,750	17,281	492	17,773
Income before income taxes(1)	48,141	2,897	51,038	20,852	1,362	22,214

(1)
Segment income before income taxes excludes net loss on interest rate swaps of $15,139 and $15,002 for the three months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$205,796	$38,953	$244,749	$148,626	$18,336	$166,962
Equipment trading expenses	—	29,383	29,383	—	14,853	14,853
Depreciation and amortization expense	67,265	149	67,414	54,947	306	55,253
Net (gain) on sale of leasing equipment	(24,784)	—	(24,784)	(11,659)	(44)	(11,703)
Interest and debt expense	48,458	1,023	49,481	33,952	863	34,815
Income before income taxes(2)	85,617	7,859	93,476	36,514	1,913	38,427
Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	2,933,102	72,926	3,006,028	2,012,119	41,414	2,053,533
Purchases of leasing equipment(3)	558,510	15,644	574,154	257,261	15,778	273,039
Investments in finance leases(3)	2,614	—	2,614	433	—	433

(2)
Segment income before income taxes excludes net loss on interest rate swaps of $7,132 and $21,786 for the six months ended June 30, 2011 and 2010, respectively.

(3)
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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment and Geographic Information (Continued)

        There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to assets held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities.

Geographic Segment Information

        The Company earns its revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars. The following table represents the geographic allocation of revenues for the periods indicated based on the customers' primary domicile and allocates equipment trading revenue based on the location of sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues:
United States of America	$9,505	$7,444	$19,467	$13,940
Asia	46,207	36,020	103,113	66,921
Europe	56,123	38,485	106,568	75,775
Other International	8,386	5,415	15,601	10,326

Total	$120,221	$87,364	$244,749	$166,962

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 10—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At June 30, 2011, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses, and approximate fair value as of June 30, 2011. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company has performed fair value measurements of the guarantees using

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At June 30, 2011, commitments for capital expenditures totaled approximately $160.7 million.

Note 11—Income Taxes

        The consolidated income tax expense for the three and six months ended June 30, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 12—Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$23,191	$4,652	$55,778	$10,551
Other comprehensive income:
Unrealized loss on derivative instrument designated as a cash flow hedge (net of tax benefit of $554, $1,948, $827 and $1,948, respectively)	(1,013)	(3,516)	(1,513)	(3,516)
Foreign currency translation adjustments	(17)	(323)	60	(679)
Amortization of net loss (gain) on derivative instruments previously designated as cash flow hedges (net of tax expense (benefit) of $(244), $66, $(453) and $134, respectively)	441	(119)	828	(242)

Total	$22,602	$694	$55,153	$6,114

The Company recorded approximately nine thousand dollars of unrealized foreign exchange gains and $0.1 million of unrealized foreign currency exchange losses, which are reported in administrative expenses in the Company's statement of operations, for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded $0.1 million of unrealized foreign exchange gains and $0.5 million of unrealized foreign currency exchange losses, respectively. These gains and losses resulted primarily from fluctuations in exchange rates related to the Company's Euro and Pound Sterling transactions and related assets.

Issuance of Common Stock

        On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares offered, the Company issued and sold 2,500,000 shares of common stock and certain

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Comprehensive Income and Other (Continued)

of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. The Company's proceeds from the offering were $85.5 million.

Note 13—Subsequent Events

Quarterly Dividend

        On July 26, 2011 the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 22, 2011 to shareholders of record at the close of business on September 1, 2011.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2011, our total fleet consisted of 991,807 containers and chassis, including 27,299 containers under management for third parties, representing 1,621,465 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 18 offices in 11 countries and approximately 219 third party container depot facilities in 39 countries as of June 30, 2011. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2011, our twenty largest customers accounted for 79% of our leasing revenues, our five largest customers accounted for 48% of our leasing revenues, and our largest customer accounted for 15% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	June 30, 2011			December 31, 2010			June 30, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	814,278	25,057	839,335	694,351	25,657	720,008	606,933	26,384	633,317
Refrigerated	47,236	195	47,431	44,955	260	45,215	39,524	351	39,875
Special	46,533	2,047	48,580	43,062	2,172	45,234	44,056	2,304	46,360
Tank	3,964	—	3,964	2,648	—	2,648	1,849	—	1,849
Chassis	9,207	—	9,207	9,208	—	9,208	8,764	—	8,764

Equipment leasing fleet	921,218	27,299	948,517	794,224	28,089	822,313	701,126	29,039	730,165
Equipment trading fleet(1)	43,290	—	43,290	33,373	—	33,373	35,201	—	35,201

Total	964,508	27,299	991,807	827,597	28,089	855,686	736,327	29,039	765,366

Percentage	97.2%	2.8%	100.0%	96.7%	3.3%	100.0%	96.2%	3.8%	100.0%

(1)
Includes 37,711 units on lease under sale-leaseback transactions as of June 30, 2011.

	Equipment Fleet in TEUs
	June 30, 2011			December 31, 2010			June 30, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,312,427	45,429	1,357,856	1,116,392	46,462	1,162,854	971,668	47,665	1,019,333
Refrigerated	89,350	339	89,689	85,166	455	85,621	74,158	619	74,777
Special	81,524	3,428	84,952	74,273	3,622	77,895	75,744	3,839	79,583
Tank	3,964	—	3,964	2,698	—	2,698	1,899	—	1,899
Chassis	16,366	—	16,366	16,367	—	16,367	15,584	—	15,584

Equipment leasing fleet	1,503,631	49,196	1,552,827	1,294,896	50,539	1,345,435	1,139,053	52,123	1,191,176
Equipment trading fleet(2)	68,638	—	68,638	51,748	—	51,748	54,582	—	54,582

Total	1,572,269	49,196	1,621,465	1,346,644	50,539	1,397,183	1,193,635	52,123	1,245,758

Percentage	97.0%	3.0%	100.0%	96.4%	3.6%	100.0%	95.8%	4.2%	100.0%

(2)
Includes 61,465 TEU on lease under sale-leaseback transactions as of June 30, 2011.

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

        As of June 30, 2011, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84.6%	63.8%
Refrigerated	4.8	22.9
Special	4.9	8.2
Chassis	0.9	2.1
Tank	0.4	2.0

Equipment leasing fleet	95.6	99.0
Equipment trading fleet	4.4	1.0

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	June 30, 2011	December 31, 2010	June 30, 2010
Long-term leases	67.0%	65.4%	63.5%
Finance leases	7.9	8.8	10.1
Service leases	20.2	18.5	16.1
Expired long-term leases (units on hire)	4.9	7.3	10.3

Total	100.0%	100.0%	100.0%

        As of June 30, 2011, our long-term and finance leases had an average remaining contract term of approximately 51 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenues also include ancillary fees driven by drop-off volumes. Leasing revenues in the second quarter of 2011 increased 7.0% from the first quarter of 2011, and 41.1% from the second quarter of 2010.

        Owned fleet size.    As of June 30, 2011, our owned fleet included 1,572,269 TEUs, an increase of 16.8% from December 31, 2010 and 31.7% from June 2010. The increase in fleet size over both periods was due to several factors including large purchases of new containers and the completion of several large sale-leaseback transactions.

        The investments we have made in our fleet this year have been supported by a favorable supply / demand balance for containers and an increase in the use of leasing by many of our major customers. A severe global shortage of containers developed in 2010 due to a lack of container production in 2009, a rapid recovery in trade volumes in 2010, and practical constraints faced by container manufacturers in ramping-up production to meet the renewed demand for containers. Many of our customers have been concerned that a container shortage might develop again in 2011, and we concluded a large number of lease agreements in the first part of 2011 and ordered a large volume of new containers to supply these lease agreements.

        Our investment program in 2011 has been further supported by an increased reliance on leasing by our shipping line customers due to financial challenges they are facing as a result of low freight rates and the need to fund large vessel purchases. Historically, shipping lines have generally purchased 55%-60% of the containers they operate and leased 40-45% from leasing companies like TAL. In 2010 and 2011, leasing companies have purchased the majority of new containers, and we have seen an increased level of customer interest in sale-leaseback transactions, where our customers typically sell a large number of in-service containers to leasing companies and then lease-back the same containers for further use.

        As of July 27, 2011, we have invested over $700 million in new container purchases or sale-leaseback transactions. Approximately 75% of this equipment (together with our beginning inventory of factory units as of January 1, 2011) is either on-hire or committed to lease transactions. Pick-up activity for new dry containers committed to leases was slower than expected in the second quarter, which delayed the start of leasing revenue on those units and will likely limit additional new dry container purchases in 2011. However, pick-up activity was fairly strong at the end of the second quarter and early in the third quarter, and the containers we purchased through sale-leaseback transactions during the second quarter were placed on-hire immediately. As a result, we expect the growth in our leasing revenue to accelerate in the third quarter as we see an increase in the contribution from our 2011 investments.

        Utilization.    Our average utilization was 98.6% during the second quarter of 2011, an increase of 0.3% from the first quarter of 2011 and an increase of 3.2% from the prior year second quarter. Ending utilization increased 0.3% from 98.5% as of March 31, 2011 to 98.8% as of June 30, 2011. Our dry container utilization has remained exceptionally high as shipping lines have generally preferred to retain leased containers on-hire to help them mitigate potential peak-season container shortages, and to allow them to continue to enjoy historical leasing rates that in many cases are well below current market levels.

        Utilization and leasing demand for our refrigerated containers remained strong during the second quarter of 2011. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 4.8% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 22.9% of our leasing revenue. Leasing demand for both special containers and chassis remained steady.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010
Average Utilization	98.6%	98.3%	98.6%	98.1%	95.4%	91.8%

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Ending Utilization	98.8%	98.5%	98.3%	98.5%	97.1%	93.4%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average rental rates.    Average lease rates for our dry container product line increased 1.1% from the first quarter of 2011 and increased 22.8% from the prior year's second quarter. New dry container prices have decreased from peak levels reached in the first quarter of this year, but they remain at historically high levels, and market leasing rates remain well above our portfolio average rates. Our average dry container lease rates increased in the second quarter as new containers were picked up on lease and as selected existing leases were re-priced. However, the percentage increase in the second quarter was less than it had been for the last several quarters due to the slower than expected pace of new container pick-ups. We expect our average lease rates to continue to trend upwards throughout the rest of 2011 as more of our new containers committed to leases go on hire.

        During the second quarter of 2011, average lease rates for refrigerated containers were generally flat compared to the first quarter of 2011 and 0.9% higher than the second quarter of 2010, while the average lease rates for special containers were 0.6% higher than the first quarter of 2011 and 1.1% higher compared to the second quarter of 2010. The increase in average lease rates for our refrigerated containers was primarily due to the expiration of lease rate concessions that were provided to certain customers in 2009 for lease extension transactions, and partially offset by new units going on-hire at lease rates slightly below our portfolio average. The increase in average lease rates for our special containers was due to new special containers going onto leases with rates higher than our portfolio average.

        Equipment disposals.    During the second quarter of 2011, we recognized a $16.9 million gain on the sale of our used containers compared to gains of $7.9 million in the first quarter of 2011 and $7.2 million in the second quarter of 2010. Gain on sale increased in the second quarter as compared to the first quarter of 2011 due to higher selling prices and higher selling volumes. While selling volumes increased over the first quarter of 2011, they remained historically low due to constraints on the supply of sale age containers. Average selling prices for dry containers during the second quarter climbed 14.3% above the first quarter level in 2011 and over 100% above the second quarter level in 2010. Selling prices for used dry containers have climbed to record levels this year as the ongoing tight supply / demand situation continues to limit the number of older containers being made available for disposal.

        For the six months ended June 30, 2011 we sold approximately 27,094 TEU's of our owned containers, or 2.1% of our owned equipment fleet as of the beginning of the year. This annual disposal rate of 4.2% is below the 6%-8% annual long term average disposal rate we expect given the 12-14 year expected useful life of our containers. Our inventory of disposal containers began the year at a low level and container drop-off volumes in 2011 have been exceptionally low.

        Equipment ownership expenses.    Our ownership expenses, which consist principally of depreciation and interest expense, increased by $4.9 million or 8.8% in the second quarter of 2011 compared to the first quarter of 2011 and increased by $14.9 million or 32.2% compared to the second quarter of 2010.

        TAL purchased a large volume of new containers during 2010 and the first half of 2011, and as a result, the average net book value of our revenue earning assets increased by 10.7% compared to the first quarter of 2011 and 49.7% compared to the second quarter 2010. Depreciation expense increased $2.9 million or 9.0% during the second quarter of 2011 compared to the first quarter and increased $6.9 million or 24.4% compared to the second quarter 2010, though the change from the second quarter of 2010 would have been $12.3 million or 43.5% without the change in residual value estimates that was made effective October 1, 2010.

        Interest expense increased $2.0 million or 8.4% in the second quarter of 2011 compared to the first quarter and increased $8.0 million or 44.9% compared to the second quarter of 2010. The increase from both periods was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate.

        Credit performance.    Our credit performance remained strong during the first six months of 2011, and we recorded a provision for doubtful accounts of $0.1 million. However, we are concerned that credit risk may be increasing again after strong profitability for our customers in 2010. Freight rates on the major east-west trade lanes have been pressured in 2011 by reduced vessel utilization due to the re-introduction of ships that had been laid up in 2009 and 2010. Higher fuel prices have combined with the drop in freight rates to squeeze the profitability of our customers, and many of our customers reported losses in the first part of this year. Vessel over-capacity is generally expected to continue to pressure freight rates for several years due to the large number of new orders being placed for very large container ships as shipping lines strive to achieve cost efficiencies. As a result, we expect the potential for credit losses to remain historically high for the next several years and we will continue to be vigilant with our credit and collection processes.

        Operating expenses.    Our direct operating expenses were $4.4 million during the second quarter of 2011, compared to $4.1 million in the first quarter of 2011 and $6.6 million during the second quarter of 2010. Our direct operating expenses increased slightly during the second quarter of 2011 compared to the first quarter of 2011 due to higher repair costs due to a higher volume of redeliveries. Our direct operating expenses decreased during the second quarter of 2011 compared to the second quarter of 2010 due to lower repair and storage costs due to fewer idle containers. Our administrative expenses stayed relatively flat at $10.6 million compared to the first quarter of 2011 and second quarter of 2010.

Dividends

        We paid the following quarterly dividends during the six months ended June 30, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

        While most of our dividends have historically been treated as a non-taxable return of capital, based on our current estimates we believe that a portion of TAL's dividends paid in 2011 will be taxable to TAL shareholders with the balance treated as a return of capital. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Results of Operations

        The following table summarizes our results of operations for the three and six months ended June 30, 2011 and 2010 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$106,518	88.6%	$75,495	86.4%	$206,088	84.2%	$148,358	88.9%
Equipment trading revenue	12,877	10.7	10,956	12.6	37,093	15.1	16,694	10.0
Management fee income	736	0.6	725	0.8	1,439	0.6	1,493	0.9
Other revenues	90	0.1	188	0.2	129	0.1	417	0.2

Total revenues	120,221	100.0	87,364	100.0	244,749	100.0	166,962	100.0
Operating expenses (income):
Equipment trading expenses	10,094	8.4	9,675	11.0	29,383	12.0	14,853	8.9
Direct operating expenses	4,363	3.6	6,637	7.6	8,463	3.5	14,817	8.9
Administrative expenses	10,612	8.8	10,543	12.1	21,175	8.7	21,098	12.6
Depreciation and amortization	35,161	29.2	28,287	32.4	67,414	27.5	55,253	33.1
(Reversal) provision for doubtful accounts	102	0.1	(530)	(0.6)	141	0.1	(598)	(0.4)
Net (gain) on sale of leasing equipment	(16,899)	(14.1)	(7,235)	(8.3)	(24,784)	(10.1)	(11,703)	(7.0)

Total operating expenses	43,433	36.0	47,377	54.2	101,792	41.7	93,720	56.1

Operating income	76,788	64.0	39,987	45.8	142,957	58.3	73,242	43.9
Other expenses (income):
Interest and debt expense	25,750	21.4	17,773	20.3	49,481	20.2	34,815	20.9
Net loss on interest rate swaps	15,139	12.6	15,002	17.2	7,132	2.9	21,786	13.0

Total other expenses (income)	40,889	34.0	32,775	37.5	56,613	23.1	56,601	33.9

Income before income taxes	35,899	30.0	7,212	8.3	86,344	35.2	16,641	10.0
Income tax expense	12,708	10.6	2,560	2.9	30,566	12.5	6,090	3.7

Net income	$23,191	19.4%	$4,652	5.4%	$55,778	22.7%	$10,551	6.3%

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010.

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

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$97,855	$67,000
Fee and ancillary lease revenue	4,439	3,851

Total operating lease revenue	102,294	70,851
Finance lease revenue	4,224	4,644

Total leasing revenues	$106,518	$75,495

        Total leasing revenues were $106.5 million for the three months ended June 30, 2011, compared to $75.5 million for the three months ended June 30, 2010, an increase of $31.0 million, or 41.1%.

        Per diem revenue increased by $30.9 million compared to the second quarter of 2010. The primary reasons for the increase are as follows:

  •
  $21.9 million increase due to an increase in average units on hire. This reflects an increase in the average number of containers in our fleet; and

  •
  $9.2 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first half of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009.

        Fee and ancillary lease revenue increased $0.6 million as compared to the second quarter of 2010 due to an increase in repair and handling revenue.

        Finance lease revenue decreased by $0.4 million in the second quarter of 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Equipment trading revenues	12,877	$10,956
Equipment trading expenses	(10,094)	(9,675)

Equipment trading margin	$2,783	$1,281

        The equipment trading margin increased $1.5 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The trading margin increased by $2.2 million due to an increase in selling margin per unit, partially offset by a decrease of $0.7 million due to a decrease in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $4.4 million for the three months ended June 30, 2011, compared to $6.6 million for the three months ended June 30, 2010, a decrease of $2.2 million. The primary reasons for the decrease are outlined below:

  •
  $1.2 million decrease in storage and handling costs due to a decrease in the number of idle units; and

  •
  $1.0 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers.

        Administrative expenses.    Administrative expenses were relatively flat at $10.6 million for the three months ended June 30, 2011, as compared to $10.5 million for the three months ended June 30, 2010.

        Depreciation and amortization.    Depreciation and amortization was $35.2 million for the three months ended June 30, 2011, compared to $28.3 million for the three months ended June 30, 2010, an increase of $6.9 million or 24.4%. Depreciation increased by approximately $13.6 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $5.4 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010, and a decrease of $1.3 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    For the three months ended June 30, 2011, our provision for doubtful accounts was $0.1 million compared to a reversal of $0.5 million in the second quarter of 2010. In general, our provision for doubtful accounts has remained low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $16.9 million for the three months ended June 30, 2011, compared to a gain of $7.2 million for the three months ended June 30, 2010, an increase of $9.7 million. Gain on sale increased by $11.1 million primarily due to higher selling prices, and was partially offset by a $1.9 million decrease due to lower selling volumes. In addition, upfront gains on units placed on finance leases increased by $0.4 million. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not generate up-front gains or losses when we place existing equipment on operating leases.

        Interest and debt expense.    Interest and debt expense was $25.8 million for the three months ended June 30, 2011, compared to $17.8 million for the three months ended June 30, 2010, an increase of $8.0 million. Interest and debt expense increased by $10.3 million due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first half of 2011, and decreased by $2.3 million due to a lower effective interest rate.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $15.1 million for the three months ended June 30, 2011, compared to $15.0 million for the three months ended June 30, 2010. The fair value of our interest rate swap contracts decreased during the second quarter of 2011 due to a decrease in long-term interest rates.

        Income tax expense.    Income tax expense was $12.7 million for the three months ended June 30, 2011, compared to $2.6 million for the three months ended June 30, 2010. The effective tax rates were 35.4% for the three months ended June 30, 2011 and 35.5% for the three months ended June 30, 2010.

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

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010.

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

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$189,048	$129,265
Fee and ancillary lease revenue	8,570	9,579

Total operating lease revenue	197,618	138,844
Finance lease revenue	8,470	9,514

Total leasing revenues	$206,088	$148,358

        Total leasing revenues were $206.1 million for the six months ended June 30, 2011, compared to $148.4 million for the six months ended June 30, 2010, an increase of $57.7 million, or 38.9%.

        Per diem revenue increased by $59.8 million compared to 2010. The primary reasons for the increase are as follows:

  •
  $42.4 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $19.6 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first half of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009; and

  •
  $1.8 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011.

        Fee and ancillary lease revenue decreased by $1.0 million as compared to the prior year primarily due to a decrease in repair and handling revenue resulting from a decrease in drop-off volumes.

        Finance lease revenue decreased by $1.0 million in 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Equipment trading revenues	$37,093	$16,694
Equipment trading expenses	(29,383)	(14,853)

Equipment trading margin	$7,710	$1,841

        The equipment trading margin increased $5.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The trading margin increased by $2.9 million due to an increase in selling margin per unit and $3.0 million due to an increase in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $8.5 million for the six months ended June 30, 2011, compared to $14.8 million for the six months ended June 30, 2010, a decrease of $6.3 million. The primary reasons for the decrease are outlined below:

  •
  $4.2 million decrease in storage and handling costs due to a decrease in the number of idle units;

  •
  $2.2 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers;

  •
  $0.7 million decrease in container repositioning costs due to low redelivery volumes; and

  •
  $0.4 million increase in surveying costs due to new equipment delivered in the first half of 2011.

        Administrative expenses.    Administrative expenses were relatively flat at $21.2 million for the six months ended June 30, 2011, as compared to $21.1 million for the six months ended June 30, 2010.

        Depreciation and amortization.    Depreciation and amortization was $67.4 million for the six months ended June 30, 2011, compared to $55.3 million for the six months ended June 30, 2010, an increase of $12.1 million or 21.9%. Depreciation increased by approximately $25.5 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $10.8 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010, and a decrease of $2.6 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $0.1 million for the six months ended June 30, 2011, as compared to a reversal of $0.6 million for the six months ended June 30, 2010. In general, our provision for doubtful accounts has remained low due to an absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $24.8 million for the six months ended June 30, 2011, compared to a gain of $11.7 million for the six months ended June 30, 2010, an increase of $13.1 million. Gain on sale increased by $17.1 million primarily due to higher selling prices, and was partially offset by a $4.1 million decrease due to lower selling volumes. In addition, upfront gains on units placed on finance leases decreased by $0.3 million. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not generate up-front gains or losses when we place existing equipment on operating leases.

        Interest and debt expense.    Interest and debt expense was $49.5 million for the six months ended June 30, 2011, compared to $34.8 million for the six months ended June 30, 2010, an increase of $14.7 million. Interest and debt expense increased by $18.4 million due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first half of 2011, and decreased by $3.7 million due to a lower effective interest rate.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $7.1 million for the six months ended June 30, 2011, compared to $21.8 million for the six months ended June 30, 2010. The fair value of our interest rate swap contracts decreased during the second half of 2011 due to a decrease in long-term interest rates.

        Income tax expense.    Income tax expense was $30.6 million for the six months ended June 30, 2011, compared to $6.1 million for the six months ended June 30, 2010. The effective tax rates were 35.4% for the six months ended June 30, 2011 and 36.6% for the six months ended June 30, 2010. We anticipate that our annual effective tax rate will be approximately 35.4%.

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

Segment Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Equipment leasing segment:
Total revenues	$106,416	$75,430
Depreciation and amortization expense	35,019	28,110
Interest and debt expense	25,237	17,281
Net (gain) on sale of leasing equipment	(16,899)	(7,191)
Income before income taxes(1)	48,141	20,852

(1)
Income before income taxes excludes net losses on interest rate swaps of $15.1 million and $15.0 million for the three months ended June 30, 2011 and 2010, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $106.4 million in the three months ended June 30, 2011 compared to $75.4 million in the three months ended June 30, 2010, an increase of $31.0 million, or 41.1%. The primary reasons for the increase are as follows:

  •
  $21.9 million increase due to an increase in average units on hire. This reflects an increase in the average number of containers in our fleet;

  •
  $9.2 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first half of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009;

  •
  $0.6 million increase due to slightly higher fee and ancillary lease revenue due to an increase in repair and handling revenue; and

  •
  $0.4 million decrease in finance lease revenue, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $48.1 million in the three months ended June 30, 2011 compared to $20.9 million in the three months ended June 30, 2010, an increase of $27.2 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $31.0 million increase in Equipment leasing revenue in the second quarter of 2011;

  •
  $9.7 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $2.2 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased volumes of idle containers;

  •
  $8.0 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first half of 2011, partially offset by a lower effective interest rate; and

  •
  $6.9 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and the impact of another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

Segment Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

        The following table lists selected revenue and expense items for our Equipment leasing segment for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Equipment leasing segment:
Total revenues	$205,796	$148,626
Depreciation and amortization expense	67,265	54,947
Interest and debt expense	48,458	33,952
Net (gain) on sale of leasing equipment	(24,784)	(11,659)
Income before income taxes(1)	85,617	36,514

(1)
Income before income taxes excludes net losses on interest rate swaps of $7.1 million and $21.8 million for the six months ended June 30, 2011 and 2010, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $205.8 million in the six months ended June 30, 2011 compared to $148.6 million in the six months ended June 30, 2010, an increase of $57.2 million, or 38.5%. The primary reasons for the increase are as follows:

  •
  $42.4 million increase due to an increase in average units on hire. This reflects increased utilization and an increase in the average number of dry, refrigerated and tank containers in our fleet;

  •
  $19.6 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and first half of 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009;

  •
  $1.8 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011;

  •
  $1.0 million decrease due to a decrease in repair and handling revenue resulting from a decrease in drop-off volumes; and

  •
  $1.0 million decrease in finance lease revenue, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $85.6 million in the six months ended June 30, 2011 compared to $36.5 million in the six months ended June 30, 2010, an increase of $49.1 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $57.2 million increase in Equipment leasing revenue in the first half of 2011;

  •
  $6.3 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased volumes of idle containers;

  •
  $13.1 million increase in gain on the sale of leasing equipment, primarily due to higher selling prices;

  •
  $14.5 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during the second half of 2010 and first half of 2011, partially offset by a lower effective interest rate; and

  •
  $12.3 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and the impact of another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

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

Segment Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Equipment trading segment:
Total leasing revenues	$926	$978
Equipment trading revenues	12,877	10,956
Equipment trading expense	(10,094)	(9,675)

Equipment trading margin	2,783	1,281
Interest and debt expense	513	492
Income before income taxes(1)	2,897	1,362

(1)
Income before income taxes excludes net losses on interest rate swaps of $15.1 million and $15.0 million for the three months ended June 30, 2011 and 2010, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $1.5 million in the second quarter of 2011 as compared to the second quarter of 2010. The trading margin increased by $2.2 million due to an increase in selling margin per unit as a result of increased selling prices, partially offset by a decrease of $0.7 million due to a decrease in sales volume.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $2.9 million in the three months ended June 30, 2011 compared to $1.4 million in the three months ended June 30, 2010. Income before income taxes increased primarily due to an increase in the Equipment trading margin.

Segment Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

        The following table lists selected revenue and expense items for our Equipment trading segment for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Equipment trading segment:
Total leasing revenues	$1,858	$1,642
Equipment trading revenues	37,093	16,694
Equipment trading expense	(29,383)	(14,853)

Equipment trading margin	7,710	1,841
Interest and debt expense	1,023	863
Income before income taxes(1)	7,859	1,913

(1)
Income before income taxes excludes net losses on interest rate swaps of $7.1 million and $21.8 million for the six months ended June 30, 2011 and 2010, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $5.9 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The trading margin increased by $3.0 million due to an increase in sales volume and $2.9 million due to an increase in selling margin per unit.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $7.9 million in the six months ended June 30, 2011, compared to $1.9 million in the six months ended June 30, 2010. Income before income taxes increased primarily due to an increase in the Equipment trading margin.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended June 30, 2011, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $351.7 million. In addition, as of June 30, 2011, we had $60.4 million of unrestricted cash and $360.0 million of additional borrowing capacity under our current credit facilities.

        We continue to increase our availability and issue debt under our existing credit and ABS facilities. In January 2011, we issued $174 million and in May 2011, we issued $235 million of fixed rate secured notes under the ABS facilities. During the first quarter, we increased the size of our asset backed warehouse credit facility to bring the maximum availability to $400 million. In addition, during the second quarter of 2011, we entered into secured term loan facilities with delayed draw features, further increasing our borrowing capacity by $150 million.

        On April 6, 2011, we completed a public offering of 5,500,000 shares of our common stock. Of the total shares sold, we sold 2,500,000 shares of common stock and certain of our stockholders sold an aggregate of 3,000,000 shares of common stock. Our proceeds from the offering, net of underwriting discounts and other fees, were $85.5 million.

        As of June 30, 2011, major committed cash outflows in the next 12 months include $209.7 million of committed but unpaid capital expenditures and $273.7 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At June 30, 2011, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,312.8	$1,312.8
Term loan facilities	452.2	562.2
Asset backed warehouse facility	160.0	400.0
Revolving credit facility	90.0	100.0
Capital lease obligations	120.9	120.9

Total Debt	2,135.9	2,495.9

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of June 30, 2011 we had $940.4 million of debt outstanding on facilities with fixed interest rates and $1,195.5 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2011, we had interest rate swaps in place with a total notional value of $967.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.

Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At June 30, 2011, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

  •
  Minimum Earnings Before Interest and Taxes ("EBIT") to Cash Interest Expense;

  •
  Minimum Tangible Net Worth ("TNW"); and

  •
  Maximum Indebtedness to TNW.

  Non-GAAP Measures

        We rely primarily on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. EBIT, Cash Interest Expense, TNW, and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

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

        Minimum EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of June 30, 2011, the required and actual Consolidated EBIT to Cash Interest Expense ratio and EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities that have a borrowing capacity of $200 million or greater were as follows:

Entity/Issuer	Minimum EBIT to Cash Interest Expense Ratio	Actual EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.67
TAL Advantage I, LLC	1.10	3.75
TAL Advantage II, LLC	1.10	1.65
TAL Advantage III, LLC	1.30	1.94
TAL Advantage IV, LLC	1.10	2.17

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

        For the majority of our debt facilities, the required Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of June 30, 2011, the required Minimum TNW and actual TNW for each of our SPEs was $472.3 million and $721.5 million, respectively. As of June 30, 2011, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities that have a borrowing capacity of $200 million or greater was as follows (in thousands):

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.11
TAL Advantage II, LLC	4.75	3.03
TAL Advantage III, LLC	4.75	3.03
TAL Advantage IV, LLC	4.75	3.03

        As of June 30, 2011, our outstanding debt on facilities with borrowing capacity of approximately $200 million or greater was approximately $1,670 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Dividends

        We paid the following quarterly dividends during the six months ended June 30, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

Cash Flow

        The following table sets forth certain cash flow information for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$109,927	$63,096

Net cash used in investing activities:
Purchases of leasing equipment	$(574,154)	$(273,039)
Investment in finance leases	(2,614)	(433)
Proceeds from sale of equipment, net of selling costs	44,864	39,634
Cash collections on finance lease receivables, net of income earned	18,033	16,273
Other	13	(124)

Net cash used in investing activities	$(513,858)	$(217,689)

Net cash provided by financing activities	$401,783	$161,183

Operating Activities

        Net cash provided by operating activities increased by $46.8 million to $109.9 million in the six months ended June 30, 2011, compared to $63.1 million in the six months ended June 30, 2010 primarily due to increased profitability. Partially offsetting this increase were payments of $12.5 million to the Company's interest rate swap counterparties for the termination of certain interest rate swap contracts.

Investing Activities

        Net cash used in investing activities increased by $296.2 million to $513.9 million in the six months ended June 30, 2011 compared to $217.7 million in 2010. Major reasons for the increase were as follows:

  •
  We paid $576.8 million, including investments in finance leases of $2.6 million, for new equipment in the six months ended June 30, 2011 compared to $273.4 million, including investments in finance leases of $0.4 million, in the six months ended June 30, 2010.

  •
  Sales proceeds from the disposal of equipment increased $5.3 million to $44.9 million in the six months ended June 30, 2011 compared to $39.6 million in the six months ended June 30, 2010. Proceeds from the disposal of used containers in the six months ended June 30, 2011 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $1.7 million to $18.0 million in the six months ended June 30, 2011 compared to $16.3 million in the six months ended June 30, 2010 primarily due to a prepayment of principal by one of our customers.

Financing Activities

        Net cash provided by financing activities was $401.8 million in the six months ended June 30, 2011 compared to $161.2 million in the six months ended June 30, 2010. The major changes were as follows:

        During the six months ended June 30, 2011, we had net borrowings of $364.9 million under our various debt facilities, which were primarily used to finance the purchase of new equipment, compared to net borrowings of $194.2 million in the six months ended June 30, 2010. In addition, effective April 6, 2011, we sold 2,500,000 shares of common stock for net proceeds of $85.5 million. In the six months ended June 30, 2011, we paid $30.3 million in dividends, compared to $16.7 million in dividends paid during the six months ended June 30, 2010.

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

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2011:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2011	2012	2013	2014	2015 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,419.0	$175.8	$446.2	$366.2	$330.2	$1,100.6
Capital lease obligations(2)	142.8	4.2	18.9	17.0	20.7	82.0
Operating leases (mainly facilities)	3.7	1.1	1.6	0.7	0.3	—
Purchase obligations:
Equipment purchases payable	49.0	49.0	—	—	—	—
Equipment purchase commitments	160.7	160.7	—	—	—	—

Total contractual obligations	$2,775.2	$390.8	$466.7	$383.9	$351.2	$1,182.6

(1)
Amounts include actual and estimated interest for floating-rate debt based on June 30, 2011 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Risk

        We enter into interest rate swap contracts to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with the overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

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

        As of June 30, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on borrowings under its debt facilities as summarized below:

Total Notional Amount at June 30, 2011	Weighted Average Fixed Leg Interest Rate at June 30, 2011	Weighted Average Remaining Term
$967.0	3.36%	4.1 years

        Changes in the fair value of these interest rate swap contracts will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps.

        Since approximately 81% of our variable rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the three months ended June 30, 2011, net loss on interest rate swaps totaled $15.1 million, compared to a net loss on interest rate swaps of $15.0 million for the three months ended June 30, 2010. During the six months ended June 30, 2011, net loss on interest rate swaps totaled $7.1 million, compared to a net loss on interest rate swaps of $21.8 million for the six months ended June 30, 2010.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in 2011 and 2010 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        We recorded unrealized foreign currency exchange gains of approximately nine thousand dollars in the second quarter of 2011, and unrealized foreign currency exchange losses of $0.1 million in the second quarter of 2010. For the six months ended June 30, 2011 and 2010, we recorded unrealized foreign currency exchange gains of $0.1 million and unrealized foreign currency exchange losses of $0.5 million, respectively. These gains and losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets.

        In April 2008, we entered into a foreign currency rate swap agreement to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was $0.4 million at June 30, 2011, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of Treasury Stock during the three months ended June 30, 2011 and 2010.

ITEM 6.    EXHIBITS.

Exhibit Number		Exhibit Description
4.63	*	Series 2011-2 Supplement dated as of May 13, 2011 by and between TAL Advantage IV LLC and Wells Fargo Bank, National Association.

4.64	*	Series 2011-2 Note Purchase Agreement dated as of May 13, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC.

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Instance Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.
July 29, 2011	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)