Form 10-Q
period 2011-09-30
TAL International Group, Inc.
filed 2011-10-28
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011
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

        As of October 24, 2011, there were 36,399,903 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and September 30, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 18, 2011, from which the accompanying December 31, 2010 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $594,033 and $511,634	$2,648,379	$2,086,194
Net investment in finance leases, net of allowances of $1,138 and $1,169	155,181	171,417
Equipment held for sale	38,313	29,220

Revenue earning assets	2,841,873	2,286,831
Cash and cash equivalents (including restricted cash of $35,586 and $23,018)	98,964	85,612
Accounts receivable, net of allowances of $636 and $429	60,936	48,311
Goodwill	71,898	71,898
Deferred financing costs	23,200	17,802
Other assets	2,598	4,737
Fair value of derivative instruments	704	2,024

Total assets	$3,100,173	$2,517,215

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$22,698	$57,756
Fair value of derivative instruments	81,113	61,647
Accounts payable and other accrued expenses	59,575	59,329
Net deferred income tax liability	179,452	139,741
Debt	2,214,495	1,770,332

Total liabilities	2,557,333	2,088,805
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,411,746 and 33,725,066 shares issued respectively	36	34
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	488,524	399,816
Accumulated earnings	101,951	76,053
Accumulated other comprehensive loss	(10,136)	(9,958)

Total stockholders' equity	542,840	428,410

Total liabilities and stockholders' equity	$3,100,173	$2,517,215

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing revenues:
Operating leases	$116,850	$81,250	$314,468	$220,094
Finance leases	4,061	4,448	12,531	13,962

Total leasing revenues	120,911	85,698	326,999	234,056
Equipment trading revenue	16,121	9,273	53,214	25,967
Management fee income	683	786	2,122	2,279
Other revenues	37	45	166	462

Total revenues	137,752	95,802	382,501	262,764

Operating expenses (income):
Equipment trading expenses	13,900	7,575	43,283	22,428
Direct operating expenses	5,112	5,032	13,575	19,849
Administrative expenses	10,964	9,979	32,139	31,077
Depreciation and amortization	41,872	31,489	109,286	86,742
Provision (reversal) for doubtful accounts	17	(162)	158	(760)
Net (gain) on sale of leasing equipment	(14,875)	(8,547)	(39,659)	(20,250)

Total operating expenses	56,990	45,366	158,782	139,086

Operating income	80,762	50,436	223,719	123,678
Other expenses (income):
Interest and debt expense	28,504	21,793	77,985	56,608
Write-off of deferred financing costs	1,043	675	1,043	675
Net loss on interest rate swaps	23,229	9,709	30,361	31,495

Total other expenses	52,776	32,177	109,389	88,778

Income before income taxes	27,986	18,259	114,330	34,900
Income tax expense	9,907	6,482	40,473	12,572

Net income	$18,079	$11,777	$73,857	$22,328

Net income per common share—Basic	$0.55	$0.39	$2.29	$0.73

Net income per common share—Diluted	$0.54	$0.38	$2.27	$0.73

Weighted average number of common shares outstanding—Basic	33,085	30,443	32,188	30,436
Weighted average number of common shares outstanding—Diluted	33,475	30,750	32,603	30,656
Cash dividends paid per common share	$0.52	$0.35	$1.47	$0.90

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$73,857	$22,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,286	86,742
Amortization of deferred financing costs	3,539	1,478
Net (gain) on sale of leasing equipment	(39,659)	(20,250)
Net loss on interest rate swaps	30,361	31,495
Write-off of deferred financing costs	1,043	675
Realized loss on interest rate swaps terminated prior to their contractual maturities	(12,524)	—
Deferred income taxes	39,820	12,572
Stock compensation charge	1,739	1,384
Net equipment purchased for resale activity	(12,885)	(2,835)
Changes in operating assets and liabilities	(15,178)	(16,650)

Net cash provided by operating activities	179,399	116,939

Cash flows from investing activities:
Purchases of leasing equipment	(755,780)	(454,517)
Investments in finance leases	(3,766)	(433)
Proceeds from sale of equipment, net of selling costs	93,109	73,004
Cash collections on finance lease receivables, net of income earned	27,004	24,648
Other	40	(180)

Net cash used in investing activities	(639,393)	(357,478)

Cash flows from financing activities:
Issuance of common stock	85,524	—
Common stock dividends paid	(47,496)	(27,394)
Financing fees paid under debt facilities	(9,980)	(8,665)
Borrowings under debt facilities	851,399	476,000
Payments under debt facilities	(395,048)	(232,639)
Proceeds received from sale-leaseback transactions	—	40,013
Payments under capital lease obligations	(12,300)	(7,554)
Stock options exercised	1,247	—
(Increase) in restricted cash	(12,568)	(7,351)

Net cash provided by financing activities	460,778	232,410

Net increase (decrease) in unrestricted cash and cash equivalents	$784	$(8,129)
Unrestricted cash and cash equivalents, beginning of period	62,594	59,890

Unrestricted cash and cash equivalents, end of period	$63,378	$51,761

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$22,698	$164,507

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

        In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed financial statements.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.

        Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. The impact of the change in residual value estimates resulted in a decrease of depreciation expense of approximately $5.5 million ($3.5 million after tax or $0.11 per fully diluted share) in the third quarter of 2011 and approximately $16.3 million ($10.5 million after tax or $0.32 per fully diluted share) in the nine months ended September 30, 2011.

C.    Recently Issued Accounting Pronouncements

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

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08), Testing Goodwill for Impairment. This update allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation, Recently Issued Accounting Pronouncements (Continued)

carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08.

Note 2—Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, net investment in finance leases and other assets approximated fair value as of September 30, 2011.

        The Company estimates that at September 30, 2011, the carrying value of the Company's debt instruments was approximately $10.1 million higher than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates as of September 30, 2011.

Note 3—Dividends

        The Company paid the following quarterly dividends during the nine months ended September 30, 2011 and 2010 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

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

        The following compensation costs were reported in administrative expenses in the Company's consolidated statements of operations related to the Company's stock-based compensation plans as a

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Stock-Based Compensation Plans (Continued)

result of the modification of certain stock options during 2010, and restricted shares granted during the years 2009, 2010 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$—	$128	$—	$140
Restricted stock	545	456	1,739	1,244

Total	$545	$584	$1,739	$1,384

        Total unrecognized compensation cost of approximately $3.6 million as of September 30, 2011 related to 314,250 restricted shares granted during 2009, 2010 and 2011 will be recognized over the remaining weighted average vesting period of approximately 1.3 years.

        During the three and nine months ended September 30, 2011, the Company issued 3,773 and 67,680 net shares of common stock due to stock option exercises, respectively.

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	September 30, 2011	December 31, 2010
Gross finance lease receivables	$199,603	$223,611
Allowance on gross finance lease receivables(1)	(1,138)	(1,169)

Gross finance lease receivables, net of allowance	198,465	222,442
Unearned income	(43,284)	(51,025)

Net investment in finance leases	$155,181	$171,417

(1)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through the third quarter of 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.

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

        Based on the above categories, the Company's gross finance lease receivables as of September 30, 2011, are as follows (in thousands):

Tier 1	$138,832
Tier 2	60,771
Tier 3	—

$199,603

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of September 30, 2011, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.4 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. Gross finance lease receivables that were in non-accrual status as of September 30, 2011 were immaterial. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the nine months ended September 30, 2011 (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the nine months ended September 30, 2011	$1,169	$(31)	$—	$—	$1,138

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Asset backed securitization term notes (ABS)	$1,266,656	$984,880
Term loan facilities	445,820	441,133
Asset backed warehouse facility	292,500	122,500
Revolving credit facility	90,000	90,000
Capital lease obligations	119,519	131,819

Total Debt	$2,214,495	$1,770,332

        As of September 30, 2011 we had $917.5 million of debt outstanding on facilities with fixed interest rates and $1,297.0 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2011, we had interest rate swaps in place with a total notional value of $955.8 million to fix the floating interest rates on a portion of our floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities and as of September 30, 2011, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In January and May 2011, the Company issued $174 million and $235 million of fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities, respectively. The notes, which were rated "A" by Standard & Poor's, were issued at par, have annual interest rates of 4.60% and 4.31%, and have scheduled maturities of January 2021 and May 2021, respectively.

Asset Backed Warehouse Facility

        On August 12, 2011, the Company renewed its $400 million asset backed warehouse facility. Under the renewed facility, the period in which funds are available on a revolving basis has been extended to August 12, 2013, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of August 12, 2017. The term notes amortize on a level basis over the four year term period to 60% of the outstanding balance.

        The interest rate on the notes is LIBOR plus 2.25% during the two-year revolving period and will increase for the term period. The facility contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications.

Term Loan Facilities

        During the nine months ended September 30, 2011, the Company entered into two delayed draw term loan agreements with financial institutions that mature in 2018. As of September 30, 2011, the

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (Continued)

Company had borrowed $49.9 million under one of these facilities and had additional available borrowing capacity of $100 million under the other facility.

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

        As of September 30, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at September 30, 2011	Weighted Average Fixed Leg Interest Rate at September 30, 2011	Weighted Average Remaining Term
$955.8 million	3.39%	4.0 years

        Most of the Company's interest rate swap contracts have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and therefore changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net loss on interest rate swaps.

        During the nine months ended September 30, 2011, the Company terminated various interest rate swap contracts with a notional value of $275 million, and partially replaced them with a $100 million notional value swap with a 2018 expiration date. The Company paid $12.5 million to its swap counterparties to terminate these contracts. As some of these interest rate swap contracts were non-designated, the related loss of $10.2 million has been previously recognized in the Company's statements of operations as net loss on interest rate swaps. As of September 30, 2011, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to interest rate swap contracts that have been terminated and de-designated was approximately $13.9 million, of which $3.1 million is expected to be amortized to interest expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to the de-designated and terminated interest rate swap contracts would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 3.9 million Euros and receive approximately $6.0 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

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

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$1.1	Fair value of derivative instruments	$81.1	Fair value of derivative instruments	$61.6
Foreign exchange contracts	Fair value of derivative instruments	0.7	Fair value of derivative instruments	0.9	Fair value of derivative instruments	—	Fair value of derivative instruments	—

Total Derivatives		$0.7		$2.0		$81.1		$61.6

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments under ASC 815
Effect of Derivative Instruments on Statement of Operations
(in millions)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three months ended September 30,		Nine months Ended September 30
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2011	2010	2011	2010
Interest rate swap contracts	Net loss on interest rate swaps	$23.2	$9.7	$30.4	$31.5
Foreign exchange contracts	Administrative expenses	(0.3)	0.7	0.2	(0.4)

Total		$22.9	$10.4	$30.6	$31.1

Note 8—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$18,079	$11,777	$73,857	$22,328

Denominator:
Weighted average shares outstanding for basic earnings per share	33,085	30,443	32,188	30,436
Dilutive stock options	390	307	415	220

Weighted average shares for diluted earnings per share	33,475	30,750	32,603	30,656

Earnings per share:
Basic	$0.55	$0.39	$2.29	$0.73

Diluted	$0.54	$0.38	$2.27	$0.73

        For the three and nine months ended September 30, 2010, 1,500 and 13,000 options to purchase shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

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

        The following tables show segment information for the three and nine months ended September 30, 2011 and 2010 and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$119,578	$18,174	$137,752	$85,566	$10,236	$95,802
Equipment trading expenses	—	13,900	13,900	—	7,575	7,575
Depreciation and amortization expense	40,874	998	41,872	31,302	187	31,489
Net (gain) on sale of leasing equipment	(14,875)	—	(14,875)	(8,547)	—	(8,547)
Interest and debt expense	27,722	782	28,504	21,261	532	21,793
Income before income taxes(1)	49,949	2,309	52,258	26,891	1,752	28,643

(1)
Segment income before income taxes excludes net loss on interest rate swaps of $23.2 million and $9.7 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment and Geographic Information (Continued)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$325,374	$57,127	$382,501	$234,192	$28,572	$262,764
Equipment trading expenses	—	43,283	43,283	—	22,428	22,428
Depreciation and amortization expense	108,139	1,147	109,286	86,249	493	86,742
Net (gain) on sale of leasing equipment	(39,659)	—	(39,659)	(20,206)	(44)	(20,250)
Interest and debt expense	76,180	1,805	77,985	55,213	1,395	56,608
Income before income taxes(2)	135,566	10,168	145,734	63,405	3,665	67,070
Goodwill at September 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at September 30	3,021,058	79,115	3,100,173	2,236,216	39,561	2,275,777
Purchases of leasing equipment(3)	722,567	33,213	755,780	438,749	15,768	454,517
Investments in finance leases(3)	3,766	—	3,766	433	—	433

(2)
Segment income before income taxes excludes net loss on interest rate swaps of $30.4 million and $31.5 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues:
United States of America	$10,650	$8,156	$30,117	$22,096
Asia	58,869	37,573	161,982	104,494
Europe	59,917	44,240	166,485	120,015
Other International	8,316	5,833	23,917	16,159

Total	$137,752	$95,802	$382,501	$262,764

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 10—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expires in 2016. At September 30, 2011, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses, and approximate fair value as of September 30, 2011. The Company accounts for the residual value guarantees under Accounting Standards Codification 450 (Contingencies) and expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees. Under the criteria established by ASC 820, the Company has performed fair value measurements of the guarantees using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis.

Purchase Commitments

        At September 30, 2011, commitments for capital expenditures totaled approximately $44.5 million.

Note 11—Income Taxes

        The consolidated income tax expense for the three and nine months ended September 30, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Comprehensive Income and Other

        The following table provides a reconciliation of the Company's net income to comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$18,079	$11,777	$73,857	$22,328
Other comprehensive income:
Unrealized loss on derivative instrument designated as a cash flow hedge (net of tax benefit of $0, $2,394, $827 and $4,342, respectively)	—	(4,322)	(1,513)	(7,838)
Foreign currency translation adjustments	(26)	294	34	(385)
Amortization of net loss (gain) on derivative instruments previously designated as cash flow hedges (net of tax expense (benefit) of $(258), $69, $(711) and $203, respectively)	473	(124)	1,301	(366)

Total	$18,526	$7,625	$73,679	$13,739

        The Company recorded approximately $0.3 million of unrealized foreign exchange losses and $0.2 million of unrealized foreign currency exchange gains, which are reported in administrative expenses in the Company's consolidated statement of operations, for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded $0.2 million and $0.3 million of unrealized foreign exchange losses, respectively. These gains and losses resulted primarily from fluctuations in exchange rates related to the Company's Euro and Pound Sterling transactions and related assets and liabilities.

Issuance of Common Stock

        On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares offered, the Company issued and sold 2,500,000 shares of common stock and certain of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. The Company's proceeds from the offering were $85.5 million.

Note 13—Subsequent Events

Quarterly Dividend

        On October 25, 2011 the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 22, 2011 to shareholders of record at the close of business on December 1, 2011.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2011, our total fleet consisted of 1,009,028 containers and chassis, including 26,947 containers under management for third parties, representing 1,648,168 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 221 third party container depot facilities in 39 countries as of September 30, 2011. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2011, our twenty largest customers accounted for 79% of our leasing revenues, our five largest customers accounted for 48% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	September 30, 2011			December 31, 2010			September 30, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	829,700	24,765	854,465	694,351	25,657	720,008	648,665	25,893	674,558
Refrigerated	48,794	177	48,971	44,955	260	45,215	42,143	299	42,442
Special	45,655	2,005	47,660	43,062	2,172	45,234	43,109	2,216	45,325
Tank	4,679	—	4,679	2,648	—	2,648	2,349	—	2,349
Chassis	10,793	—	10,793	9,208	—	9,208	8,760	—	8,760

Equipment leasing fleet	939,621	26,947	966,568	794,224	28,089	822,313	745,026	28,408	773,434
Equipment trading fleet(1)	42,460	—	42,460	33,373	—	33,373	33,531	—	33,531

Total	982,081	26,947	1,009,028	827,597	28,089	855,686	778,557	28,408	806,965

Percentage	97.3%	2.7%	100.0%	96.7%	3.3%	100.0%	96.5%	3.5%	100.0%

(1)
Includes 38,330 units on lease under sale-leaseback transactions as of September 30, 2011.

	Equipment Fleet in TEUs
	September 30, 2011			December 31, 2010			September 30, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,334,892	44,902	1,379,794	1,116,392	46,462	1,162,854	1,043,852	46,851	1,090,703
Refrigerated	92,517	307	92,824	85,166	455	85,621	79,565	531	80,096
Special	80,329	3,355	83,684	74,273	3,622	77,895	74,219	3,700	77,919
Tank	4,679	—	4,679	2,698	—	2,698	2,399	—	2,399
Chassis	19,223	—	19,223	16,367	—	16,367	15,577	—	15,577

Equipment leasing fleet	1,531,640	48,564	1,580,204	1,294,896	50,539	1,345,435	1,215,612	51,082	1,266,694
Equipment trading fleet(2)	67,964	—	67,964	51,748	—	51,748	52,961	—	52,961

Total	1,599,604	48,564	1,648,168	1,346,644	50,539	1,397,183	1,268,573	51,082	1,319,655

Percentage	97.1%	2.9%	100.0%	96.4%	3.6%	100.0%	96.1%	3.9%	100.0%

(2)
Includes 62,575 TEU on lease under sale-leaseback transactions as of September 30, 2011.

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

        As of September 30, 2011, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84.7%	64.7%
Refrigerated	4.9	21.9
Special	4.7	8.0
Chassis	1.0	2.0
Tank	0.5	2.2

Equipment leasing fleet	95.8	98.8
Equipment trading fleet	4.2	1.2

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	September 30, 2011	December 31, 2010	September 30, 2010
Long-term leases	67.7%	65.4%	66.0%
Finance leases	7.6	8.8	9.4
Service leases	20.7	18.5	14.4
Expired long-term leases (units on hire)	4.0	7.3	10.2

Total	100.0%	100.0%	100.0%

        As of September 30, 2011, our long-term and finance leases had an average remaining contract term of approximately 50 months, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gain or loss that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by our owned fleet size, utilization and average rental rates. Our leasing revenues also include ancillary fees driven by pick-up and drop-off volumes. Leasing revenues in the third quarter of 2011 increased 13.5% from the second quarter of 2011 and 41.1% from the third quarter of 2010 due to significant growth in our owned container fleet, continued high utilization and an increase in average dry container lease rates.

        Owned fleet size.    As of September 30, 2011, our owned fleet included 1,599,604 TEUs, an increase of 18.8% from December 31, 2010 and 26.1% from September 30, 2010. The increase in fleet size over both periods was due to several factors including large purchases of new containers and the completion of several large sale-leaseback transactions.

        The investments we have made in our fleet this year have been supported by a favorable supply / demand balance for containers and an increase in the use of leasing by many of our major customers. A severe global shortage of containers developed in 2010 due to a lack of container production in 2009, a rapid recovery in trade volumes in 2010, and practical constraints faced by container manufacturers in ramping-up production to meet the renewed demand for containers. Our investment program in 2011 has been further supported by an increased reliance on leasing by our shipping line customers due to financial challenges they are facing as a result of low freight rates and the need to fund large vessel purchases. Historically, shipping lines have generally purchased 55%-60% of the containers they operate and leased 40-45% from leasing companies like TAL. In 2010 and 2011, we estimate that leasing companies have purchased the majority of new containers, and we have seen an increased level of customer interest in sale-leaseback transactions, where our customers typically sell a large number of in-service containers to leasing companies and then lease-back the same containers for further use.

        Most of our 2011 investments were made in the first half of the year. At the beginning of the year, many of our customers and market forecasters were projecting that containerized trade growth would exceed 10% in 2011. We concluded a large number of lease agreements with our customers during the first part of the year as many of them sought to lock-in access to equipment due to their expectations for strong trade growth and the limited availability of containers. We placed large orders for new containers during the first and early second quarters to support these lease agreements. However, trade growth in 2011 has so far been less than expected, and the pick-up timing for containers committed to lease in the first part of the year has been slower than we had expected. We have significantly slowed the pace of our new container purchases in the second half of the year to reflect the slower pace of pick-ups and our reduced expectations for 2011 containerized trade growth.

        As of October 26, 2011, we have invested over $750 million in new container purchases or sale-leaseback transactions. Approximately 85% of this equipment (together with our beginning inventory of factory units as of January 1, 2011) is either on-hire or committed to lease transactions. A significant portion of the new dry containers committed to leases were picked up between June and September, and most of the containers we purchased through sale-leaseback transactions were placed on-hire at the end of the second quarter or during the third quarter. As a result, growth in our leasing revenue was particularly strong in the third quarter, and we expect further growth in our leasing revenue during the fourth quarter as we benefit from a full period of revenue from equipment placed on hire during the third quarter.

        Utilization.    Our average utilization remained fairly steady and high at 98.4% during the third quarter of 2011. Ending utilization decreased 0.6% from 98.8% as of June 30, 2011 to 98.2% as of September 30, 2011. Our dry container utilization has remained exceptionally high due to the general shortage of containers that developed in 2010, and as shipping lines have generally preferred to retain existing leased containers on-hire in 2011 to help them mitigate potential peak-season container shortages and to benefit from low historical lease rates compared to higher current market leasing rates for new equipment. We expect container redeliveries to increase in the fourth quarter, and our utilization to decrease slightly, as the peak season for dry containers passes.

        Utilization and leasing demand for our refrigerated containers remained strong during the third quarter of 2011. The utilization of our refrigerated containers does not heavily influence our overall utilization since they represent only 4.9% of the units in our fleet. However, these container types are significantly more expensive than dry containers, generate higher per diem lease rates and currently represent approximately 21.9% of our leasing revenue. Leasing demand for both special containers and chassis remained steady.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010
Average Utilization	98.4%	98.6%	98.3%	98.6%	98.1%	95.4%

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Ending Utilization	98.2%	98.8%	98.5%	98.3%	98.5%	97.1%

(1)
Utilization is computed by dividing our total units on lease by the total units in our fleet excluding new units not yet leased.

        Average rental rates.    Average lease rates for our dry container product line in the third quarter of 2011 increased 4.0% from the second quarter, and increased 20.2% from the third quarter of 2010. New dry container prices have decreased from peak levels reached in the first quarter of this year, but they remain at historically high levels, and market leasing rates remain above our portfolio average rates. Our average dry container lease rates increased in the third quarter as new containers and sale-leaseback containers were placed on lease and as selected existing leases were re-priced. We expect our average lease rates to continue to trend upwards in the fourth quarter, although at a more moderate pace, due to the higher average rate at the beginning of the fourth quarter, and as our remaining new containers committed to leases go on-hire.

        During the third quarter of 2011, average lease rates for refrigerated containers were generally flat compared to the second quarter of 2011, and 1.2% higher than the third quarter of 2010, while the average lease rates for special containers were 1.0% higher than the second quarter of 2011, and 1.6% higher compared to the third quarter of 2010. The increase in average lease rates for our refrigerated containers from the third quarter of last year was primarily due to the expiration of lease rate concessions that were provided to certain customers in 2009 for lease extension transactions, and partially offset by new units going on-hire at lease rates slightly below our portfolio average. The increase in average lease rates for our special containers was due to new special containers going onto leases with rates higher than our portfolio average.

        Equipment disposals.    During the third quarter of 2011, we recognized a $14.9 million gain on the sale of our used containers compared to gains of $16.9 million in the second quarter of 2011 and $8.5 million in the third quarter of 2010. Gain on sale decreased in the third quarter as compared to the second quarter of 2011 primarily due to the higher cost of containers sold, partially offset by higher selling volumes and slightly higher average sale prices. Selling volumes increased from the second quarter largely due to redeliveries from a recently completed sales lease back transaction. These units were purchased for prices well above the typical net book value for our older containers, and the sale margin on these units was much lower than that of our other disposals. Average selling prices for dry containers during the third quarter of 2011 increased slightly from the second quarter level and climbed 54.2% above the third quarter level in 2010. Selling prices for used dry containers have climbed to record levels this year as the ongoing tight supply / demand situation continues to limit the number of older containers being made available for disposal. However, used dry container selling prices started to trend down toward the end of the third quarter, and we expect further pressure in the fourth quarter from increased redeliveries and an increase in equipment disposals from our customers and competitors.

        For the nine months ended September 30, 2011 we sold approximately 47,143 TEU's of our owned containers, or 3.6% of our owned equipment fleet as of the beginning of the year. This annual disposal rate of 4.9% is below the 6%-8% annual long term average disposal rate we expect given the 12-14 year expected useful life of our containers. Our inventory of disposal containers began the year at a low level and container drop-off volumes in 2011 have been exceptionally low.

        Equipment ownership expenses.    Our ownership expenses, which consist principally of depreciation and interest expense, increased by $9.5 million or 15.5% in the third quarter of 2011 compared to the second quarter, and increased by $17.1 million or 32.1% compared to the third quarter of 2010.

        TAL purchased a large volume of new containers during 2010 and the nine months ended September 30, 2011. The average net book value of our revenue earning assets in the third quarter of 2011 increased by 7.8% compared to the second quarter, and by 47.7% compared to the third quarter 2010. Depreciation expense increased $6.7 million or 19.1% during the third quarter of 2011 compared to the second quarter and increased $10.4 million or 33.0% compared to the third quarter 2010, though the change from the third quarter of 2010 would have been $15.9 million or 50.4% without the change in residual value estimates that was made effective October 1, 2010. The large increase in depreciation expense in the third quarter 2011 over the second quarter is due to the pick-up of a significant amount of the new dry containers during the third quarter and at the end of the second quarter. Under TAL's depreciation policy, depreciation starts at the time of on-hire or January 1 of the year following acceptance, whichever comes first.

        Interest expense increased $2.8 million or 10.7% in the third quarter of 2011 compared to the second quarter and increased $6.7 million or 30.8% compared to the third quarter of 2010. The increase from both periods was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate.

        Credit performance.    Our credit performance remained strong during the first nine months of 2011, and we recorded a provision for doubtful accounts of $0.2 million. However, our concern about credit risk is heightened again due to the difficult conditions our customers are facing and the sizable financial losses many have reported this year. Freight rates on the major East/West trade lanes have been severely pressured in 2011 by reduced vessel utilization. Effective vessel capacity has increased significantly in 2011 due to ongoing deliveries of new vessels and the re-introduction of ships that had been laid up in 2009 and 2010. Containerized trade growth was not large enough in 2011 to fully utilize this increased vessel capacity. Higher fuel prices have combined with the drop in freight rates to squeeze the profitability of our customers, and many customers reported large losses in the first half of this year. We anticipate that our customers will continue to experience difficult operating conditions for the rest of the year and are likely to experience large financial losses in the second half of the year. Vessel over-capacity is generally expected to continue to pressure freight rates for some time, especially on the major East/West trade lanes, due to the large number of orders placed for very large container ships. As a result, we face an increased likelihood that larger customers might default on our lease agreements and expect the potential for credit losses to remain historically high.

        Operating expenses.    Our direct operating expenses were $5.1 million during the third quarter of 2011, compared to $4.4 million in the second quarter of 2011 and $5.0 million during the third quarter of 2010. Our direct operating expenses increased during the third quarter of 2011 compared to the second quarter due to higher repair and storage costs resulting from a higher volume of redeliveries and slightly lower utilization. Our direct operating expenses were relatively flat during the third quarter of 2011 compared to the third quarter of 2010.

        Our administrative expenses increased to $11.0 million during the third quarter of 2011 from $10.6 million in the second quarter of 2011 and $10.0 million in the third quarter of 2010. Our administrative expenses increased $0.4 million compared to the second quarter primarily due to unrealized foreign exchange losses on our Euro denominated assets and liabilities. Our administrative expenses increased $1.0 million compared to the third quarter of 2010 primarily due to unrealized foreign exchange losses on our Euro denominated assets and liabilities and increased incentive compensation.

Dividends

        We paid the following quarterly dividends during the nine months ended September 30, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

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

Results of Operations

        The following table summarizes our results of operations for the three and nine months ended September 30, 2011 and 2010 in thousands of dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Leasing revenues	$120,911	87.8%	$85,698	89.5%	$326,999	85.5%	$234,056	89.1%
Equipment trading revenue	16,121	11.7	9,273	9.7	53,214	13.9	25,967	9.9
Management fee income	683	0.5	786	0.8	2,122	0.6	2,279	0.8
Other revenues	37	—	45	—	166	—	462	0.2

Total revenues	137,752	100.0	95,802	100.0	382,501	100.0	262,764	100.0
Operating expenses (income):
Equipment trading expenses	13,900	10.1	7,575	7.9	43,283	11.3	22,428	8.5
Direct operating expenses	5,112	3.7	5,032	5.3	13,575	3.6	19,849	7.6
Administrative expenses	10,964	8.0	9,979	10.4	32,139	8.4	31,077	11.8
Depreciation and amortization	41,872	30.4	31,489	32.9	109,286	28.6	86,742	33.0
Provision (reversal) for doubtful accounts	17	—	(162)	(0.2)	158	—	(760)	(0.3)
Net (gain) on sale of leasing equipment	(14,875)	(10.8)	(8,547)	(8.9)	(39,659)	(10.4)	(20,250)	(7.7)

Total operating expenses	56,990	41.4	45,366	47.4	158,782	41.5	139,086	52.9

Operating income	80,762	58.6	50,436	52.6	223,719	58.5	123,678	47.1
Other expenses (income):
Interest and debt expense	28,504	20.7	21,793	22.7	77,985	20.4	56,608	21.5
Write-off of deferred financing costs	1,043	0.7	675	0.7	1,043	0.3	675	0.3
Net loss on interest rate swaps	23,229	16.9	9,709	10.1	30,361	7.9	31,495	12.0

Total other expenses	52,776	38.3	32,177	33.5	109,389	28.6	88,778	33.8

Income before income taxes	27,986	20.3	18,259	19.1	114,330	29.9	34,900	13.3
Income tax expense	9,907	7.2	6,482	6.8	40,473	10.6	12,572	4.8

Net income	$18,079	13.1%	$11,777	12.3%	$73,857	19.3%	$22,328	8.5%

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010.

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

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$111,290	$76,065
Fee and ancillary lease revenue	5,560	5,185

Total operating lease revenue	116,850	81,250
Finance lease revenue	4,061	4,448

Total leasing revenues	$120,911	$85,698

        Total leasing revenues were $120.9 million for the three months ended September 30, 2011, compared to $85.7 million for the three months ended September 30, 2010, an increase of $35.2 million, or 41.1%.

        Per diem revenue increased by $35.2 million compared to the third quarter of 2010. The primary reasons for the increase are as follows:

  •
  $24.5 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units in our fleet; and

  •
  $9.9 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average.

        Fee and ancillary lease revenue increased $0.4 million as compared to the third quarter of 2010 primarily due to an increase in handling revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $0.4 million in the third quarter of 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Equipment trading revenues	$16,121	$9,273
Equipment trading expenses	(13,900)	(7,575)

Equipment trading margin	$2,221	$1,698

        The equipment trading margin increased $0.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The trading margin increased primarily due to an increase in sales volume.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $5.1 million for the three months ended September 30, 2011, compared to $5.0 million for the three months ended September 30, 2010, an increase of $0.1 million. This increase was primarily driven by increased storage and handling costs due to a higher volume of redeliveries, and was partially offset by a decrease in survey costs due to fewer new equipment acceptances during the third quarter of 2011.

        Administrative expenses.    Administrative expenses were $11.0 million for the three months ended September 30, 2011, compared to $10.0 million for the three months ended September 30, 2010. This increase was primarily due to unrealized foreign exchange losses on our Euro denominated assets and liabilities and increased incentive compensation.

        Depreciation and amortization.    Depreciation and amortization was $41.9 million for the three months ended September 30, 2011, compared to $31.5 million for the three months ended September 30, 2010, an increase of $10.4 million or 33.0%. Depreciation increased by approximately $17.1 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $5.5 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010, and a decrease of $1.2 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    For the three months ended September 30, 2011, our provision for doubtful accounts was negligible compared to a reversal of $0.2 million in the third quarter of 2010. During the three months ended September 30, 2010, there was a net reversal of certain provisions recorded in 2009 due to better than expected container recoveries. In general, our provision for doubtful accounts has remained low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $14.9 million for the three months ended September 30, 2011, compared to a gain of $8.5 million for the three months ended September 30, 2010, an increase of $6.4 million. Gain on sale increased by $10.7 million primarily due to higher selling prices, partially offset by a decrease of $4.9 million due to the higher cost of equipment sold. The higher cost of equipment sold was driven by the large portion of units sold in the third quarter that had been recently purchased in a sale-leaseback transaction for prices higher than the typical net book value for our older containers. Gain on sale of equipment also decreased by $0.1 million due to lower selling volumes.

        Interest and debt expense.    Interest and debt expense was $28.5 million for the three months ended September 30, 2011, compared to $21.8 million for the three months ended September 30, 2010, an increase of $6.7 million. Interest and debt expense increased by $9.7 million due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, and decreased by $3.0 million due to a lower effective interest rate.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $23.2 million for the three months ended September 30, 2011, compared to $9.7 million for the three months ended September 30, 2010. The fair value of our interest rate swap contracts decreased during the third quarter of 2011 due to a decrease in long-term interest rates.

        Income tax expense.    Income tax expense was $9.9 million for the three months ended September 30, 2011, compared to $6.5 million for the three months ended September 30, 2010. The effective tax rates were 35.4% for the three months ended September 30, 2011 and 35.5% for the three months ended September 30, 2010.

        While we record income tax expense we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryovers and accelerated tax depreciation for our equipment. The majority of the expense recorded for income taxes is recorded as a deferred tax liability on the balance sheet. We anticipate that the deferred income tax liability will continue to grow for the foreseeable future.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010.

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

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$300,338	$205,330
Fee and ancillary lease revenue	14,130	14,764

Total operating lease revenue	314,468	220,094
Finance lease revenue	12,531	13,962

Total leasing revenues	$326,999	$234,056

        Total leasing revenues were $327.0 million for the nine months ended September 30, 2011, compared to $234.1 million for the nine months ended September 30, 2010, an increase of $92.9 million, or 39.7%.

        Per diem revenue increased by $95.0 million compared to 2010. The primary reasons for the increase are as follows:

  •
  $66.9 million increase due to an increase in the average number of units on hire. This reflects increased utilization and an increase in the average number of units in our fleet;

  •
  $29.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009; and

  •
  $1.9 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011.

        Fee and ancillary lease revenue decreased by $0.6 million as compared to the prior year primarily due to a decrease in handling revenue resulting from a decrease in the overall volume of activity.

        Finance lease revenue decreased by $1.4 million in 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Equipment trading revenues	$53,214	$25,967
Equipment trading expenses	(43,283)	(22,428)

Equipment trading margin	$9,931	$3,539

        The equipment trading margin increased $6.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The trading margin increased by $3.4 million due to increased sales volume and increased $3.0 million due to an increase in selling margin per unit.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $13.6 million for the nine months ended September 30, 2011, compared to $19.8 million for the nine months ended September 30, 2010, a decrease of $6.2 million. The primary reasons for the decrease are outlined below:

  •
  $3.8 million decrease in storage and handling costs due to a decrease in the number of idle units;

  •
  $2.3 million decrease in repair costs due to a lower repair volume, primarily for our dry and refrigerated containers; and

  •
  $0.8 million decrease in container repositioning costs due to low redelivery volumes.

        Administrative expenses.    Administrative expenses were $32.1 million for the nine months ended September 30, 2011, as compared to $31.1 million for the nine months ended September 30, 2010. Our administrative expenses increased primarily due to increased incentive compensation.

        Depreciation and amortization.    Depreciation and amortization was $109.3 million for the nine months ended September 30, 2011, compared to $86.7 million for the nine months ended September 30, 2010, an increase of $22.6 million or 26.1%. Depreciation increased by approximately $42.6 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $16.3 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010, and a decrease of $3.7 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $0.2 million for the nine months ended September 30, 2011, as compared to a reversal of $0.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, there was a net reversal of certain provisions recorded in 2009 due to better than expected container recoveries. In general, our provision for doubtful accounts has remained low due to an absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of leasing equipment was $39.7 million for the nine months ended September 30, 2011, compared to a gain of $20.3 million for the nine months ended September 30, 2010, an increase of $19.4 million. Gain on sale increased by $28.4 million primarily due to higher selling prices, partially offset by a decrease of $4.7 million due to the higher cost of equipment sold. The higher cost of equipment sold was driven by the large portion of units sold in the third quarter that had been recently purchased in a sale-leaseback transaction for prices higher than the typical net book value for our older containers. Gain on sale of equipment also decreased by $5.0 million due to lower selling volumes.

        Interest and debt expense.    Interest and debt expense was $78.0 million for the nine months ended September 30, 2011, compared to $56.6 million for the nine months ended September 30, 2010, an increase of $21.4 million, or 37.8%. Interest and debt expense increased by $28.0 million due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, and decreased by $6.6 million due to a lower effective interest rate.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $30.4 million for the nine months ended September 30, 2011, compared to $31.5 million for the nine months ended September 30, 2010. The fair value of our interest rate swap contracts decreased during the nine months ended September 30, 2011 due to a decrease in long-term interest rates.

        Income tax expense.    Income tax expense was $40.5 million for the nine months ended September 30, 2011, compared to $12.6 million for the nine months ended September 30, 2010. The effective tax rates were 35.4% for the nine months ended September 30, 2011 and 36.0% for the nine months ended September 30, 2010. We anticipate that our annual effective tax rate will be approximately 35.4%.

        While we record income tax expense we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryovers and accelerated tax depreciation for our equipment. The majority of the expense recorded for income taxes is recorded as a deferred tax liability on the balance sheet. We anticipate that the deferred income tax liability will continue to grow for the foreseeable future.

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

Segment Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Equipment leasing segment:
Total revenues	$119,578	$85,566
Depreciation and amortization	40,874	31,302
Interest and debt expense	27,722	21,261
Net (gain) on sale of leasing equipment	(14,875)	(8,547)
Income before income taxes(1)	49,949	26,891

(1)
Income before income taxes excludes net loss on interest rate swaps of $23.2 million and $9.7 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $119.6 million in the three months ended September 30, 2011 compared to $85.6 million in the three months ended September 30, 2010, an increase of $34.0 million, or 39.7%. The primary reasons for the increase are as follows:

  •
  $24.5 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units in our fleet;

  •
  $9.9 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average;

  •
  $0.4 million increase in fee and ancillary lease revenue due to an increase in handling revenue and fees resulting from increased redeliveries; and

  •
  $0.4 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $49.9 million in the three months ended September 30, 2011 compared to $26.9 million in the three months ended September 30, 2010, an increase of $23.0 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $34.0 million increase in Equipment leasing revenue in the third quarter of 2011;

  •
  $6.4 million increase in gain on the sale of leasing equipment primarily due to higher selling prices, partially offset by the higher cost of equipment sold and lower selling volumes;

  •
  $9.6 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and the impact of another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010;

  •
  $6.5 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, partially offset by a lower effective interest rate; and

  •
  $1.0 million increase in administrative expenses primarily due to unrealized foreign exchange losses on our Euro denominated assets and liabilities and increased incentive compensation.

Segment Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

        The following table lists selected revenue and expense items for our Equipment leasing segment for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Equipment leasing segment:
Total revenues	$325,374	$234,192
Depreciation and amortization	108,139	86,249
Interest and debt expense	76,180	55,213
Net (gain) on sale of leasing equipment	(39,659)	(20,206)
Income before income taxes(1)	135,566	63,405

(1)
Income before income taxes excludes net loss on interest rate swaps of $30.4 million and $31.5 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $325.4 million in the nine months ended September 30, 2011 compared to $234.2 million in the nine months ended September 30, 2010, an increase of $91.2 million, or 38.9%. The primary reasons for the increase are as follows:

  •
  $66.9 million increase due to an increase in the average number of units on hire. This reflects increased utilization and an increase in the average number of units in our fleet;

  •
  $29.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average, and the expiration of lease incentives primarily provided during 2009;

  •
  $1.9 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011;

  •
  $1.4 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio; and

  •
  $0.6 million decrease in fee and ancillary lease revenue primarily due to a decrease in handling revenue resulting from a decrease in the overall volume of activity.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $135.6 million in the nine months ended September 30, 2011 compared to $63.4 million in the nine months ended September 30, 2010, an increase of $72.2 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $91.2 million increase in Equipment leasing revenue during 2011;

  •
  $19.4 million increase in gain on the sale of leasing equipment primarily due to higher selling prices, partially offset by the higher cost of equipment sold, and lower selling volumes;

  •
  $6.2 million decrease in direct operating expenses, primarily resulting from decreased storage and repair costs associated with improved utilization and decreased volumes of idle containers;

  •
  $21.9 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and the impact of another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010;

  •
  $21.0 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, partially offset by a lower effective interest rate; and

  •
  $1.0 million increase in administrative expenses primarily due to increased incentive compensation.

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

Segment Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Equipment trading segment:
Total leasing revenues	$2,053	$963
Equipment trading revenues	16,121	9,273
Equipment trading expenses	(13,900)	(7,575)

Equipment trading margin	2,221	1,698
Interest and debt expense	782	532
Income before income taxes(1)	2,309	1,752

(1)
Income before income taxes excludes net loss on interest rate swaps of $23.2 million and $9.7 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $0.5 million in the third quarter of 2011 as compared to the third quarter of 2010. The trading margin increased primarily due to an increase in sales volume.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $2.3 million in the three months ended September 30, 2011 compared to $1.8 million in the three months ended September 30, 2010. Income before income taxes increased primarily due to an increase in Equipment trading leasing revenue resulting from several sale-leaseback transactions concluded during 2011, and an increase in the Equipment trading margin.

Segment Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

        The following table lists selected revenue and expense items for our Equipment trading segment for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Equipment trading segment:
Total leasing revenues	$3,913	$2,605
Equipment trading revenues	53,214	25,967
Equipment trading expenses	(43,283)	(22,428)

Equipment trading margin	9,931	3,539
Interest and debt expense	1,805	1,395
Income before income taxes(1)	10,168	3,665

(1)
Income before income taxes excludes net loss on interest rate swaps of $30.4 million and $31.5 million and the write-off of deferred financing fees of $1.0 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $6.4 million in the nine months ended September 30, 2011 as compared to the same period in 2010. The trading margin increased due to an increase in sales volume and an increase in selling margin per unit.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $10.2 million in the nine months ended September 30, 2011, compared to $3.7 million in the nine months ended September 30, 2010. Income before income taxes increased primarily due to an increase in the Equipment trading margin, and an increase in Equipment trading leasing revenue resulting from several sale-leaseback transactions concluded during 2011.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended September 30, 2011, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $382.8 million. In addition, as of September 30, 2011, we had $63.4 million of unrestricted cash and $217.5 million of additional borrowing capacity under our current credit facilities.

        We continue to increase our availability and issue debt under our existing credit and ABS facilities. During the nine months ended September 30, 2011, we issued $409 million of fixed rate secured notes under the ABS facilities. We also increased the size of our asset backed warehouse credit facility to bring the maximum availability to $400 million. In addition, we entered into secured term loan facilities with delayed draw features, further increasing our borrowing capacity by $150 million.

        On April 6, 2011, we completed a public offering of 5,500,000 shares of our common stock. Of the total shares sold, we sold 2,500,000 shares of common stock and certain of our stockholders sold an aggregate of 3,000,000 shares of common stock. Our proceeds from the offering, net of underwriting discounts and other fees, were $85.5 million.

        As of September 30, 2011, major committed cash outflows in the next 12 months include $67.2 million of committed but unpaid capital expenditures and $352.7 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At September 30, 2011, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,266.7	$1,266.7
Term loan facilities	445.8	545.8
Asset backed warehouse facility	292.5	400.0
Revolving credit facility	90.0	100.0
Capital lease obligations	119.5	119.5

Total Debt	$2,214.5	$2,432.0

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of September 30, 2011 we had $917.5 million of debt outstanding on facilities with fixed interest rates and $1,297.0 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap contracts that convert our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2011, we had interest rate swaps in place with a total notional value of $955.8 million to fix the floating interest rates on a portion of our floating rate debt obligations.

Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At September 30, 2011, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of September 30, 2011, the required and actual Consolidated EBIT to Cash Interest Expense ratio and EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities that have a borrowing capacity of approximately $200 million or greater were as follows:

Entity/Issuer	Minimum EBIT to Cash Interest Expense Ratio	Actual EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.74
TAL Advantage I, LLC	1.10	4.23
TAL Advantage II, LLC	1.10	1.78
TAL Advantage III, LLC	1.30	2.48
TAL Advantage IV, LLC	1.10	2.16

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

        For the majority of our debt facilities, the required Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of September 30, 2011, the required Minimum TNW and actual TNW for each of our SPEs was $481.3 million and $762.3 million, respectively. As of September 30, 2011, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities that have a borrowing capacity of approximately $200 million or greater was as follows (in thousands):

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.05
TAL Advantage II, LLC	4.75	2.94
TAL Advantage III, LLC	4.75	2.94
TAL Advantage IV, LLC	4.75	2.94

        As of September 30, 2011, our outstanding debt on facilities with borrowing capacity of approximately $200 million or greater was approximately $1,749.0 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$179,399	$116,939

Net cash used in investing activities:
Purchases of leasing equipment	$(755,780)	$(454,517)
Investment in finance leases	(3,766)	(433)
Proceeds from sale of equipment, net of selling costs	93,109	73,004
Cash collections on finance lease receivables, net of income earned	27,004	24,648
Other	40	(180)

Net cash used in investing activities	$(639,393)	$(357,478)

Net cash provided by financing activities	$460,778	$232,410

Operating Activities

        Net cash provided by operating activities increased by $62.5 million to $179.4 million in the nine months ended September 30, 2011, compared to $116.9 million in the nine months ended September 30, 2010 primarily due to increased profitability, partially offset by a $10.1 million increase in our net purchases of trading equipment and payments of $12.5 million to our interest rate swap counterparties for the termination of certain interest rate swap contracts.

Investing Activities

        Net cash used in investing activities increased by $281.9 million to $639.4 million in the nine months ended September 30, 2011 compared to $357.5 million in 2010. Major reasons for the increase were as follows:

  •
  We paid $755.8 million for equipment in the nine months ended September 30, 2011 compared to $454.5 million in the nine months ended September 30, 2010.

  •
  Sales proceeds from the disposal of equipment increased $20.1 million to $93.1 million in the nine months ended September 30, 2011 compared to $73.0 million in the nine months ended September 30, 2010. Proceeds from the disposal of used containers in the nine months ended September 30, 2011 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $2.4 million to $27.0 million in the nine months ended September 30, 2011 compared to $24.6 million in the nine months ended September 30, 2010 primarily due to a prepayment of principal by one of our customers.

Financing Activities

        Net cash provided by financing activities was $460.8 million in the nine months ended September 30, 2011 compared to $232.4 million in the nine months ended September 30, 2010. The major changes were as follows:

        During the nine months ended September 30, 2011, we had net borrowings of $434.1 million under our various debt facilities, which were primarily used to finance the purchase of equipment, compared to net borrowings of $267.2 million in the nine months ended September 30, 2010. In addition, on April 6, 2011, we sold 2,500,000 shares of common stock for net proceeds of $85.5 million. In the nine months ended September 30, 2011, we paid $47.5 million in dividends, compared to $27.4 million in dividends paid during the nine months ended September 30, 2010.

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

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2011:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2011	2012	2013	2014	2015 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,494.5	$86.2	$428.4	$366.2	$347.1	$1,266.6
Capital lease obligations(2)	140.7	2.1	18.9	17.0	20.7	82.0
Operating leases (mainly facilities)	3.2	0.6	1.6	0.7	0.3	—
Purchase obligations:
Equipment purchases payable	22.7	22.7	—	—	—	—
Equipment purchase commitments	44.5	44.5	—	—	—	—

Total contractual obligations	$2,705.6	$156.1	$448.9	$383.9	$368.1	$1,348.6

(1)
Amounts include actual and estimated interest for floating-rate debt based on September 30, 2011 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        As of September 30, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on borrowings under its debt facilities as summarized below:

Total Notional Amount at September 30, 2011	Weighted Average Fixed Leg Interest Rate at September 30, 2011	Weighted Average Remaining Term
$955.8 million	3.39%	4.0 years

        Changes in the fair value of these interest rate swap contracts will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps.

        Since approximately 74% of our variable rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, our earnings are impacted by changes in interest rate swap valuations which cause gains or losses to be recorded. During the three months ended September 30, 2011, net loss on interest rate swaps totaled $23.2 million, compared to a net loss on interest rate swaps of $9.7 million for the three months ended September 30, 2010. During the nine months ended September 30, 2011, net loss on interest rate swaps totaled $30.4 million, compared to a net loss on interest rate swaps of $31.5 million for the nine months ended September 30, 2010.

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

        We recorded unrealized foreign currency exchange losses of approximately $0.3 million in the third quarter of 2011, and unrealized foreign currency exchange gains of $0.2 million in the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, we recorded unrealized foreign currency exchange losses of $0.2 million and $0.3 million, respectively. These gains and losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreement expires in April 2015. The fair value of this derivative contract was $0.7 million at September 30, 2011, and is reported as an asset in Fair Value of Derivative Instruments on the consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of stock during the three months ended September 30, 2011.

ITEM 6.    EXHIBITS.

Exhibit Number		Exhibit Description
4.65	*	Amended and Restated Indenture dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association

4.66	*	Amended and Restated Series 2009-1 Supplement dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association

4.67	*	Amended and Restated Note Purchase Agreement dated as of August 12, 2011 by and between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Instance Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number		Exhibit Description
101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

TAL International Group, Inc.
October 28, 2011	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)