Form 10-Q/A
period 2011-09-30
TAL International Group, Inc.
filed 2011-11-14
CIK 1331745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of October 24, 2011, there were 33,399,903 shares of the Registrant’s common stock, $.001 par value outstanding.

Explanatory Note

On October 28, 2011, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Original Filing”) with the Securities and Exchange Commission. The Original Filing is being amended solely to correct a typographical error contained on the cover page.  The cover page erroneously stated that there were 36,399,903 shares outstanding. The cover page of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) correctly states that as of October 24, 2011, there were 33,399,903 shares of the Registrant’s common stock, $.001 par value outstanding.

No other changes have been made to the Original Filing. Except as described above, this Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and, except for the correction of the typographical error noted above, does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART 11.  OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit Descriptions

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended

*  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

November 14, 2011	By:	/s/ JOHN BURNS
John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)