Form 10-K
period 2011-12-31
TAL International Group, Inc.
filed 2012-02-22
CIK 1331745

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2011 was approximately $714.5 million.

         As of February 3, 2012, there were 33,543,566 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 25, 2012.

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

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 225 third-party container depot facilities in 39 countries as of December 31, 2011. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Hapag-LLoyd, Mediterranean Shipping Company and NYK Line.

        We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) chassis, which are used for the transportation of containers domestically, and (5) tank containers, which are used to transport bulk liquid products such as chemicals.

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

        Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments' contents and handling, and return the equipment to specified drop-off locations. As of December 31, 2011, 67.7% of our on-hire containers and chassis were on long-term leases, 7.6% were on finance leases, 20.7% were on service leases and 4.0% were on long-term leases whose fixed terms have expired. As of December 31, 2011, our long-term and finance leases had an average remaining lease term of 48 months.

        The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us.

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container traders and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 41,000 twenty-foot equivalent units (TEU) per year of containers purchased for resale.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 9.1% from 1987 to 2011. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. According to Drewry Maritime Research, as reported in November 2011, container lessors' ownership is estimated to have been approximately 13.6 million TEU, or approximately 45% of the total worldwide container fleet of 30.6 million TEU, as of mid 2011.

        Leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces a shipping line's need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance trade flows. Leasing containers also provides shipping lines with an additional source of funding to help them manage a high-growth, asset intensive business.

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

Operations

        We operate our business through 17 worldwide offices located in 11 different countries as of December 31, 2011. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

        Our fleet consists of five types of equipment:

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

  •
  Refrigerated Containers.  Refrigerated containers include an integrated cooling machine and an insulated container, come in lengths of 20 or 40 feet, are 8 feet wide, and are either 8 1/2 or 9 1/2 feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2011, 67.7% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2011, 4.0% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2011, 20.7% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 45 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2011, approximately 7.6% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2011, our long-term and finance leases had an average remaining duration of 48 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

        Lease Documentation.    In general, our lease agreements consist of two basic elements, a master lease agreement and a lease addendum. Lease addenda typically contain the business terms (including daily rate, term duration and drop-off schedule, among other things) for specific leasing transactions, while master lease agreements typically outline the general rights and obligations of the lessor and lessee under all of the lease addenda covered by the master lease agreement (lease addenda will specify the master lease agreement that governs the addenda). For most customers, we have a small number of master lease agreements (often one) and a large number of lease addenda.

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

        Logistics Management.    Since the late 1990's, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. TAL attempts to mitigate the risk of these unbalanced trade flows by maintaining a large portion of our fleet on long-term and finance leases and by contractually restricting the ability of our customers to return containers outside of Asian demand locations.

        In addition, TAL attempts to minimize the costs of any container imbalances by finding local users in surplus locations and by moving empty containers as cheaply as possible. While we believe we manage our logistics risks and costs effectively, logistical risk remains an important element of our business due to competitive pressures, changing trade patterns and other market factors and uncertainties.

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

        Depot Management.    As of December 31, 2011, we managed our equipment fleet through approximately 225 third-party owned and operated depot facilities located in 39 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        We have sold approximately 72,000 TEU per year of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, cost paid for equipment sold and selling and administrative costs. We have sold approximately 41,000 TEU per year of containers purchased from third parties for resale on average over the last five years.

  Management Services

        Approximately 2.6% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically, the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

Environmental

        We face a number of environmental concerns, including potential liability due to accidental discharge from our containers, potential equipment obsolescence, retrofitting expenses due to changes in environmental regulations and increased risk of container performance problems due to container design changes driven by environmental factors. While we maintain environmental liability insurance coverage, and the terms of our leases and other arrangements for use of our containers place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our current or historical operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. Our lessees are required to indemnify us from environmental claims and our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance.

        We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain chlorofluorocarbon compounds ("CFC's"), which have been restricted since 1995, the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

        Also, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains CFC's. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent, we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

Credit Controls

        We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage and profitability), trade routes, country of domicile, social and political climate, and the type of, and location of, equipment that is to be supplied. To mitigate the impact from potential defaults, we currently maintain credit insurance that in certain circumstances covers losses and costs incurred in default situations. However, this insurance has significant deductibles, exclusions, payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

Marketing and Customer Service

        Our global sales and customer service force is responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available equipment inventories.

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 83% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for approximately 48% of our 2011 leasing revenues. Our largest customer is CMA CGM, which accounted for 16% of our leasing revenues in 2011 and 2010, and 17% in 2009. Mediterranean Shipping Company accounted for approximately 12% of our leasing revenues in 2011 and 2010, and 10% in 2009. APL-NOL accounted for approximately 9% of our leasing revenues in 2011, 11% in 2010 and 12% in 2009. No other customer exceeded 10% of our leasing revenues in 2011, 2010 or 2009. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

Currency

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies; and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

Systems and Information Technology

        We have a proprietary, fully integrated fleet management system. The system tracks all of our equipment individually by unit number, provides design specifications for the equipment, tracks on-hire and off-hire transactions, matches each on-hire unit to a lease contract and each off-hire unit to a depot contract, maintains the major terms for each lease contract, calculates the monthly bill for each customer and tracks and bills for equipment repairs. Our system is EDI capable, which means it can receive and process equipment activity and transactions electronically.

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

        While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers' operating staffs, and we have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Employees

        As of December 31, 2011, we employed 174 people in 17 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

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

        For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and our profitability would have decreased further if trade activity did not start to recover at the end of 2009. TAL's performance and profitability will likely be similarly impacted if current economic uncertainties or other events lead to slower global economic growth and reduced containerized trade growth in the future.

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

        In 2010 and 2011, the size of our owned fleet increased significantly due to large purchases of new equipment and investments in sale-leaseback transactions. Many of those containers, particularly the new containers, were purchased at relatively high prices and leased out at lease rates well above our portfolio average. The high level of procurement in 2010 and 2011 has created a concentration of leases with historically high leasing rates that will generally expire from 2015 through 2019. If container prices and market leasing rates revert back toward historical average levels at the time those leases expire, we could be forced to re-lease those containers at significantly reduced lease rates and our average lease rates, operating margins, profitability and financial position would be adversely affected, even if trade growth and demand for leased containers remains strong.

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.

        Our containers and chassis are leased to numerous customers. Lease rentals and other charges, as well as indemnification for damage to or loss of our equipment, are payable under the leases and other arrangements by the lessees. Inherent in the nature of the leases and other arrangements for use of the equipment is the risk that once the lease is consummated, we may not receive, or may experience delay in realizing, all of the amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt.

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

        In addition, when lessees or sub-lessees of our containers and chassis default, we may fail to recover all of our equipment, and the containers and chassis we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition these containers and chassis to other places where we can re-lease or sell them, and we may lose lease revenues and incur additional operating expenses in repossessing, repositioning and storing the equipment.

        We believe that the risk of large lessee defaults will be high in 2012. Freight rates on the major East/West trades lanes were severely pressured in 2011 by excess vessel capacity. Effective vessel capacity increased in 2011 due to ongoing deliveries of new vessels and the re-introduction of ships that had been laid up in 2009 and 2010. Containerized trade growth was not large enough in 2011 to fully utilize this increased vessel capacity. Higher fuel prices have combined with the drop in freight rates to squeeze the profitability of our customers and many customers reported large losses for the year. Vessel over capacity is expected to pressure freight rates for some time, due to the large number of orders placed for very large container ships. As a result we face an increased risk that our financial performance and cash flow could be severely affected by defaults from our major customers.

        Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, we do not maintain a general equipment reserve for equipment on-hire under operating leases to performing customers. As a result, any major customer default would have a significant impact on our profitability at the time the customer defaulted. Such a default could also have a material adverse effect on our business condition and financial prospects.

Our customer base is highly concentrated. A default from any large customer, and especially our largest customer, could have a material adverse effect on our business, financial condition and future prospects. In addition, a significant reduction in leasing business from any of our large customers could have a material adverse impact on demand for our containers and our financial performance.

        Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 48% of our leasing revenues in 2011, with our single largest customer representing 16% of our leasing revenues during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

        Several of our major customers, including our largest customer, underwent significant financial restructurings as a result of the large financial losses they incurred in 2009. While the financial performance of our customers was strong in 2010, it deteriorated again in 2011 and is generally expected to be poor in 2012. Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

        In addition, the loss or significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

        The introduction of very large container ships (10,000 TEU+) on the major East/West trade lanes may lead to further industry consolidation and an even greater reliance by us on our largest customers. Several of the largest shipping lines have invested heavily in these very large ships and reportedly have achieved meaningful unit cost advantages and increased market shares on the major trade lanes. In response, some smaller shipping lines have started to exit the major trade lanes, while others are seeking to form closer operating partnerships.

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased positioning costs and lower growth.

        We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the decisions of our customers are outside of our control.

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

        Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us. The volatility of the selling prices and gains or losses from the disposal of such equipment may be significant. These values, which can vary substantially, depend upon, among other factors, the global supply and demand balance for containers, the location of the containers, worldwide steel prices and the cost of new containers, the supply and demand for used containers at a particular location, applicable maintenance standards, refurbishment needs, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater selling price risk than finance leases.

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

        Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over the last fifteen years. From 1999 through 2003, our average sale prices for used containers were historically low due to low prices for new containers and an extreme over-supply of used containers in North America and Europe following the Asia crisis. We recorded large losses on the disposal of our equipment during those years.

        In 2010 and 2011, sale prices for used containers were exceptionally high due to the tight overall supply and demand balance for containers, low drop-offs of leased containers, and high prices for new containers, and disposal gains represented a significant portion of our net income. Going forward, we expect market conditions to weaken from their current strong state, and expect used container sale prices and our disposal gains to decrease.

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

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

Use of counterfeit and improper refrigerant in refrigeration machines for refrigerated containers could result in irreparable damage to the refrigeration machines, death or personal injury, and materially impair the value of our refrigerated container fleet.

        There are reports of counterfeit and improper refrigerant gas being used to service refrigeration machines in depots in Asia. The use of this counterfeit gas has led to the explosion of several refrigeration machines within the industry. Three of these incidents have resulted in personal injury or death, and in all cases, the counterfeit gas has led to irreparable damage to the refrigeration machines.

        There are currently no safe testing procedures available to determine whether the counterfeit gas has been used to service a refrigeration machine. As a result, refrigerated containers that were used, or whose refrigeration machinery was serviced in jurisdictions where counterfeit or improper refrigerant gas was found, are being isolated and idled until such a test can be developed to confirm that the proper refrigerant gas is in the refrigeration machines. Until such tests and procedures are developed and implemented, our ability to lease certain refrigerated containers could be limited. If such tests or procedures are not developed quickly and proven safe and effective or if the use of such counterfeit and improper refrigerant is more widespread than currently believed, the value of our refrigerated container fleet and our ability to lease refrigerated containers could be materially impaired and could therefore have a material adverse effect on our financial condition, results of operations and cash flows.

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

        We make capital investments to, among other things, maintain and expand the size of our container fleet. We have relied heavily on debt financing to help us fund our new container investments. During the financial crisis of 2008 and 2009, bank financing became much more difficult to obtain and the asset securitization market was not available to us. If similar or other disruptions in the capital markets and in the asset securitization market in particular occur, it would be more difficult and more expensive for us to fund additional container investments. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, we will not be able to invest in our fleet and our profitability will decrease.

We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service obligations which could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

        We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2011, we had outstanding indebtedness of $2.1 billion under our asset backed securities and other debt facilities. In addition, we have capital lease obligations in the amount of $147.7 million. Our interest and debt expense for the year ended December 31, 2011 was $105.5 million. As of December 31, 2011, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 74%.

        Our substantial debt could have important consequences for investors, including the following:

  •
  require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  make it more difficult for us to satisfy our obligations with respect to our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness and which could have a material adverse effect on our business, financial condition and future prospects;

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

        If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally, and any acquisitions. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms or at all.

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

        For example, there has been an increase in the number of premature failures of wood floors on our containers. A shortage of mature tropical hardwood has forced manufacturers to use younger and alternative species of wood to make container floors, and it is likely that the number and magnitude of warranty claims related to premature floor failure will increase. If container manufacturers do not honor warranties covering these failures, or if the failures occur after the warranty period expires, we could be required to expend significant amounts of money to repair or sell containers earlier than expected. This could have a material adverse effect on our operating results and financial condition.

Changes in market price or availability of containers in China could adversely affect our ability to maintain our supply of containers.

        China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based there. In addition, over the last several years, there has been a consolidation in the container manufacturing industry, resulting in two manufacturers controlling over 65% of the market. In the event that it were to become more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

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

Sustained Asian economic, social or political instability could reduce demand for leasing.

        A number of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur in the future, they could adversely affect these customers and lead to reduced demand for leasing of our containers or otherwise adversely affect us. Recently, there has been a deceleration of economic growth in China. Concurrently, there has been unrest among China-based workers in certain industries as they are increasingly seeking higher wages and compensation. A period of sustained political, economic or social instability could reduce demand for container leasing.

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

        As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury sanctions regulations restricting or prohibiting business dealings in or with certain nations and with certain SDNs (individuals and legal entities). Any determination that we have violated such Executive Orders and U.S. Treasury sanctions regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Adverse changes in U.S. tax rules or business conditions could negatively impact our income tax provision or future cash payments.

        While we record a tax provision in our financial statements, we currently do not pay any meaningful income taxes primarily due to the benefit we receive from accelerated tax depreciation on our container investments. A change in the rules governing the tax depreciation for our containers, in particular, a change that increases the period over which we can depreciate our containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase our cash tax payments.

        In addition, even under current tax rules, we need to make substantial, ongoing investments in new containers in order to continue to benefit from the tax deferral generated by accelerated tax depreciation. If our investment level slows due to a decrease in the growth rate of world trade, decisions by our customers to buy more of their containers, a loss of market share to one or more of our peers, or for any other reason, the favorable tax treatment from accelerated tax depreciation would diminish, and we could face significantly increased cash tax payments.

        Also, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require us to record a charge against earnings in the form of a valuation allowance, if it is determined that it is more-likely-than-not that some or all of the loss carryforwards will not be realized.

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

  •
  the public's response to our press releases, other public announcements and filings with the Securities and Exchange Commission;

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

        In addition, if the market for intermodal equipment leasing company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common shares could decline for reasons unrelated to our business or financial results. The trading price of our common shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Future sales of shares of our common stock by us or certain original investors could cause our stock price to decline.

        We have an effective shelf registration statement on file with the U.S. Securities and Exchange Commission that expires on December 29, 2013. Following our public offering on April 6, 2011, in which certain original investors in TAL also sold common stock, the effective shelf registration statement enables us to issue additional public debt and equity securities up to $210 million and the original investors in TAL to sell up to approximately 1.5 million additional shares. The price of our shares could be negatively impacted if we or any of the original investors in TAL undertake an offering to sell additional shares pursuant to this shelf registration, or otherwise.

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

As a U.S. publicly held company, we must comply with new and existing federal financial rules and regulations, including those issued by the Securities and Exchange Commission, and we are required to prepare and report our consolidated financial statements in accordance with U.S. GAAP. Our failure to comply with required public company corporate governance and financial reporting practices and regulations could materially and adversely impact our financial condition, operating results and the price of our common stock. Further, our internal controls over financial reporting may not detect all errors or omissions in the financial statements.

        Interactive Data Filings—We are required to submit and post certain interactive data files when we report our quarterly financial statements on Form 10-Q and our annual financial statements on Form 10-K. While our interactive data files are subject to a thorough and rigorous review, there could be errors or omissions in those files, and we could be subject to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities as a result. Errors or omissions in our interactive data files could result in an adverse effect on our business, financial condition, and results of operations and cash flows.

        Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")—The Dodd-Frank Act introduced certain new rules and regulations that require companies to make additional disclosures related to corporate governance. Noncompliance with these disclosure requirements, or any of the other provisions of the Dodd-Frank Act, could have an adverse effect on our business, financial condition, and results of operations and cash flows.

        Accounting for leases—In August 2010, the Financial Accounting Standards Board and the International Accounting Standards Board (jointly, the "Boards") issued Proposed Accounting Standards Update—Leases (Topic 840). The Boards have subsequently indicated that revisions would be made to the new lease accounting model proposed in this Exposure Draft. The proposed lease accounting model, in its current form, differs significantly from current practice. Most notably it would require lessors to record receivables related to their right to receive lease payments and residual value assets on their balance sheets, and would result in the front-loading of lease-related income. Further, it would require lessees to record leased assets and related liabilities on their balance sheets, and would result in the front-loading of lease-related expenses. The Boards are expected to issue a new exposure draft during 2012. If the proposed lease accounting model becomes effective in its current form, it could significantly impact our customers' lease versus buy decisions and could, therefore, have an adverse effect on our business, financial condition, and results of operations and cash flows.

        Sarbanes Oxley Act of 2002 (the "Sarbanes Oxley Act")—The Sarbanes Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

        Section 404 of the Sarbanes Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2011, our employees are located in 17 offices in 11 different countries. We have 6 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the New York Stock Exchange under the symbol "TAL" since October 12, 2005. Prior to that time, there was no public market for our common stock.

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2011 and 2010.

	High	Low
2011:
Fourth Quarter	$31.25	$22.35
Third Quarter	$35.86	$23.69
Second Quarter	$38.45	$29.50
First Quarter	$38.40	$29.61
2010:
Fourth Quarter	$31.71	$23.50
Third Quarter	$28.97	$20.94
Second Quarter	$27.19	$19.85
First Quarter	$20.29	$12.91

        On February 3, 2012, the closing price of our common stock was $34.80, as reported on the New York Stock Exchange. On that date, there were approximately 47 holders of record of our common stock and approximately 19,200 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the five years ended December 31, 2011. The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of December 31, 2006, and that all dividends were reinvested.

Comparison of Cumulative Total Return
Five Years Ended December 31, 2011

		INDEXED RETURNS FOR THE YEARS ENDED
	Base Period As of 12/31/2006
Company/Index		12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
TAL International Group, Inc.	100.00	90.65	62.54	58.86	143.13	142.71
S&P 500 Index	100.00	105.49	66.46	84.04	96.70	98.74
Russell 2000 Index	100.00	98.43	65.17	82.88	105.13	100.74

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

        We increased our quarterly cash dividend to $0.55 per share for the first quarter of 2012. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital requirements, and financial condition.

        While most of our dividends have historically been treated as a non-taxable return of capital, based on our 2011 results, a portion of TAL's dividends paid in 2011 will be taxable to TAL shareholders with the balance treated as a return of capital. The taxability of the dividends to TAL shareholders does not impact our corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Stock Repurchase Program

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock.

        There was no share purchase activity during the year ended December 31, 2011.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference from our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on April 25, 2012, the proxy statement for which will be filed with the SEC within 120 days of the close of our fiscal year ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statement of operations data, balance sheet data and other financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 (dollars and share data in thousands) were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31, (Dollars and shares in thousands, except per share data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Leasing revenues	$451,062	$328,530	$309,261	$319,292	$286,273
Equipment trading revenues	62,324	34,636	39,693	95,394	49,214
Management fee income	2,798	2,932	2,629	3,136	5,475
Other revenues	503	702	954	2,170	2,303

Total revenues	516,687	366,800	352,537	419,992	343,265

Operating expenses (income):
Equipment trading expenses	51,330	28,814	37,538	84,216	43,920
Direct operating expenses	18,157	24,489	36,942	28,246	28,552
Administrative expenses	42,727	41,724	40,908	46,154	39,843
Depreciation and amortization(3)	152,576	115,927	115,688	110,450	101,670
Provision (reversal) for doubtful accounts	162	(843)	545	4,878	792
Net (gain) on sale of leasing equipment	(51,969)	(25,765)	(9,278)	(23,534)	(12,119)
Net (gain) on sale of container portfolios	—	—	(185)	(2,789)	—

Total operating expenses	212,983	184,346	222,158	247,621	202,658

Operating income	303,704	182,454	130,379	172,371	140,607
Other expenses (income):
Interest and debt expense	105,470	79,104	68,807	64,983	52,129
Write-off of deferred financing costs	1,143	675	—	250	204
(Gain) on debt extinguishment(1)	—	—	(14,130)	(23,772)	—
Net loss (gain) on interest rate swaps(2)	27,354	13,029	(35,152)	76,047	27,883

Total other expenses	133,967	92,808	19,525	117,508	80,216

Income before income taxes	169,737	89,646	110,854	54,863	60,391
Income tax expense	60,013	31,922	39,268	19,067	21,600

Net income	$109,724	$57,724	$71,586	$35,796	$38,791

Earnings Per Share Data:
Basic income per share applicable to common stockholders	$3.39	$1.90	$2.31	$1.10	$1.17
Diluted income per share applicable to common stockholders	$3.34	$1.88	$2.30	$1.09	$1.16
Weighted average common shares outstanding:
Basic	32,414	30,441	31,021	32,573	33,183
Diluted	32,821	30,717	31,072	32,693	33,370
Cash dividends paid per common share	$1.99	$1.30	$0.04	$1.61	$1.43

(1)
Gain on debt extinguishment of $14.1 million and $23.8 million for the years ended December 31, 2009 and 2008, respectively, was due to the repurchase of a portion of asset backed term notes issued during 2006.

(2)
Net losses and gains on interest rate swaps are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges. Certain swaps were designated as cash flow hedges during the periods from June 2010 to October 2010 and February 2011 to May 2011. Changes in the fair value of interest rate swaps designated as cash flow hedges during those periods were recorded in other comprehensive income.

(3)
Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. Without this change, the Company's depreciation expense would have been $22.1 million higher ($14.3 million after tax or $0.44 per diluted share) for the year ended December 31, 2011 and $5.5 million higher ($3.6 million after tax or $0.12 per diluted share) for the year ended December 31, 2010 (see Note 2 in the Notes to Consolidated Financial Statements).

	As of December 31, (In thousands, except fleet data)
	2011	2010	2009	2008	2007
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$175,343	$85,612	$73,604	$56,958	$70,695
Accounts receivable, net	56,491	46,342	30,638	42,012	39,195
Revenue earning assets, net	2,857,233	2,286,831	1,603,819	1,764,522	1,500,056
Total assets	3,197,303	2,517,557	1,800,978	1,957,561	1,707,032
Total debt	2,235,585	1,770,332	1,161,298	1,351,036	1,174,654
Stockholders' equity	562,802	428,410	418,829	364,471	393,477
Other Financial Data:
Capital expenditures	815,730	844,214	57,957	492,635	392,883
Proceeds from sale of equipment leasing fleet, net of selling costs	123,659	102,176	69,473	83,956	63,006
Selected Fleet Data(1)(2):
Dry container units	847,902	720,008	592,953	640,838	576,887
Refrigerated container units	50,751	45,215	36,061	37,740	37,511
Special container units	48,039	45,234	47,857	50,893	45,668
Equipment trading units	46,767	33,373	14,947	16,735	14,583
Chassis	10,789	9,208	8,778	8,796	7,955
Tank container units	5,396	2,648	1,350	1,319	110

Total container units/chassis	1,009,644	855,686	701,946	756,321	682,714

Total containers/chassis in TEU	1,645,868	1,397,183	1,139,523	1,224,452	1,111,164
Total containers/chassis in cost equivalent units(3)	2,044,012	1,699,053	1,369,504	1,445,939	1,312,894
Average utilization %(4)	98.7%	97.6%	92.4%	96.2%	95.9%

(1)
Includes the Company's operating and finance lease fleets, which are comprised of our owned and managed fleets.

(2)
Calculated as of the end of the relevant period.

(3)
The Company has included total fleet count information based on cost equivalent units ("CEU's"). CEU is a ratio used to convert the actual number of containers in the Company's fleet to a figure based on the relative purchase price of various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. These CEU ratios are from the Company's debt agreements and may differ slightly from CEU ratios used by others in the industry.

(4)
Average utilization is computed by dividing total units on lease (in CEU's) by the total units in the Company's fleet (in CEU's) excluding new units not yet leased and off-hire units designated for sale. Effective for this filing, the Company has changed its utilization calculation to be based on CEU's and to exclude off-hire units designated for sale. This new method provides a better indicator of the performance of the Company's leasable fleet because it gives greater weight to more expensive equipment types and it does not include those off-hire containers that have been designated for sale. In addition, the Company believes its utilization calculated under this new methodology more closely conforms to those used by its publicly traded competitors.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2011, our total fleet consisted of 1,009,644 containers and chassis, including 26,491 containers under management for third parties, representing 1,645,868 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through approximately 225 third-party container depot facilities in 39 countries as of December 31, 2011. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Hapag-Lloyd, Mediterranean Shipping Company and NYK Line. For the year ended December 31, 2011, our twenty largest customers accounted for approximately 79% of our leasing revenues, our five largest customers accounted for approximately 48% of our leasing revenues, and our largest customer accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in units, TEU's and cost equivalent units):

	Equipment Fleet in Units
	December 31, 2011			December 31, 2010			December 31, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	823,541	24,361	847,902	694,351	25,657	720,008	564,885	28,068	592,953
Refrigerated	50,580	171	50,751	44,955	260	45,215	35,611	450	36,061
Special	46,080	1,959	48,039	43,062	2,172	45,234	45,238	2,619	47,857
Tank	5,396	—	5,396	2,648	—	2,648	1,350	—	1,350
Chassis	10,789	—	10,789	9,208	—	9,208	8,778	—	8,778

Equipment leasing fleet	936,386	26,491	962,877	794,224	28,089	822,313	655,862	31,137	686,999
Equipment trading fleet(1)	46,767	—	46,767	33,373	—	33,373	14,947	—	14,947

Total	983,153	26,491	1,009,644	827,597	28,089	855,686	670,809	31,137	701,946

Percentage	97.4%	2.6%	100.0%	96.7%	3.3%	100.0%	95.6%	4.4%	100.0%

(1)
Includes 37,117 units on lease under sale-leaseback transactions as of December 31, 2011.

	Equipment Fleet in TEU's
	December 31, 2011			December 31, 2010			December 31, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,323,458	44,155	1,367,613	1,116,392	46,462	1,162,854	899,599	50,426	950,025
Refrigerated	95,671	298	95,969	85,166	455	85,621	65,971	758	66,729
Special	81,514	3,283	84,797	74,273	3,622	77,895	77,617	4,255	81,872
Tank	5,396	—	5,396	2,698	—	2,698	1,400	—	1,400
Chassis	19,217	—	19,217	16,367	—	16,367	15,612	—	15,612

Equipment leasing fleet	1,525,256	47,736	1,572,992	1,294,896	50,539	1,345,435	1,060,199	55,439	1,115,638
Equipment trading fleet(2)	72,876	—	72,876	51,748	—	51,748	23,885	—	23,885

Total	1,598,132	47,736	1,645,868	1,346,644	50,539	1,397,183	1,084,084	55,439	1,139,523

Percentage	97.1%	2.9%	100.0%	96.4%	3.6%	100.0%	95.1%	4.9%	100.0%

(2)
Includes 60,540 TEU on lease under sale-leaseback transactions as of December 31, 2011.

	Equipment Fleet in Cost Equivalent Units (CEU's)
	December 31, 2011			December 31, 2010			December 31, 2009
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,000,747	43,265	2,044,012	1,652,564	46,489	1,699,053	1,317,037	52,467	1,369,504

Percentage	97.9%	2.1%	100.0%	97.3%	2.7%	100.0%	96.2%	3.8%	100.0%

        In the equipment fleet tables above, we have included total fleet count information based on cost equivalent units ("CEU's"). CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase price of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from CEU ratios used by others in the industry.

        We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) chassis, which are used for the transportation of containers domestically, and (5) tank containers, which are used to transport bulk liquid products such as chemicals. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

        The percentages of our equipment fleet in units as of December 31, 2011, and our leasing revenues by equipment type for the full year 2011 were as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	84.0%	64.3%
Refrigerated	5.0	22.2
Special	4.8	7.9
Chassis	1.1	2.0
Tank	0.5	2.3

Equipment leasing fleet	95.4	98.7
Equipment trading fleet	4.6	1.3

Total	100.0%	100.0%

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest daily cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases and we classify such leases as either long-term or service leases, depending upon which features we believe are the most predominant.

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	December 31, 2011	December 31, 2010	December 31, 2009
Long-term leases	67.7%	65.4%	68.7%
Finance leases	7.6	8.8	11.7
Service leases	20.7	18.5	15.2
Expired long-term leases (units on-hire)	4.0	7.3	4.4

Total	100.0%	100.0%	100.0%

        As of December 31, 2011, 2010 and 2009, our long-term and finance leases had an average remaining contract term of approximately 48 months, 50 months and 45 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by the size of our owned fleet, utilization and average rental rates. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for 2011 increased 37.3% to $451.1 million, compared to $328.5 million for 2010. This significant increase was driven by our aggressive investment in our fleet through new equipment purchases and sale-leaseback transactions in both 2010 and 2011. In 2011, we benefited from a full year of revenue from the over $880 million invested in containers during 2010 and a partial year of revenue from the nearly $775 million invested in containers during 2011. In addition, we were able to place a large portion of these new containers on-hire at lease rates exceeding our portfolio average. Our utilization also remained high throughout 2011, averaging 98.7%, 1.1% higher than in 2010.

        Owned fleet size.    As of December 31, 2011, our owned fleet included 1,598,132 TEUs, an increase of 18.7% from December 31, 2010. The net book value of our revenue earning assets increased 24.9% in 2011, increasing at a faster rate than the TEU growth of our fleet due to the relatively high cost of dry containers throughout 2011 and our significant purchases of high cost refrigerated and tank containers.

        Our investments in 2011 were supported by a favorable supply/demand balance for containers and an increase in the use of leasing by many of our major customers. A severe global shortage of containers developed in 2010 due to a lack of container production in 2009, a rapid recovery in trade volumes in 2010, and practical constraints faced by container manufacturers in ramping-up production to meet the renewed demand for containers. Our investment program in 2011 was further supported by an increased reliance on leasing by our shipping line customers due to financial challenges they are facing as a result of low freight rates and the need to fund large vessel purchases. Historically, shipping lines have generally purchased 55%-60% of the containers they operate and leased 40%-45% from leasing companies like TAL. In 2010 and 2011, we estimate that leasing companies purchased the majority of new containers, and we saw an increased level of customer interest in sale-leaseback transactions, where our customers typically sell a large number of in-service containers to leasing companies and then lease-back the same containers for continued use.

        During 2011, we invested nearly $775 million in new container purchases and sale-leaseback transactions including over 270,000 TEU of dry containers and approximately 13,000 TEU of refrigerated containers, of which approximately 90% (together with our beginning inventory of factory units as of January 1, 2011) was either on-hire or committed to lease transactions at December 31, 2011.

        Most of our 2011 investments were made in the first half of the year. At the beginning of 2011, many of our customers and market forecasters were projecting that containerized trade growth would exceed 10% during the year. We concluded a large number of lease agreements with our customers during the first part of the year as many of them sought to lock in access to equipment due to their expectations for strong trade growth and concern that a renewed container shortage might emerge during 2011. We placed large orders for new containers during the first half of 2011 to support these lease agreements. However, trade growth, especially for the main East/West head-haul trades, was less than expected, and pick-ups of containers committed to lease in the first part of the year lingered through the peak summer season. As a result, additional lease and investment opportunities for new dry containers in the second half of 2011 were limited. Nevertheless, the combination of very strong new dry container investment early in the year, the completion of substantial sale-leaseback agreements for in-service containers with several of our customers during the middle of the year, and on-going investments in our refrigerated, special and tank container product lines allowed TAL to reach nearly $775 million of new investment in 2011, leading to a 24.9% increase in our revenue earning assets during the year.

        Utilization.    Our average utilization was 98.7% for the full year of 2011, an increase of 1.1% from the average for 2010. Ending utilization decreased 0.1% from 98.7% as of December 31, 2010 to 98.6%

as of December 31, 2011. Our dry container utilization was exceptionally high throughout 2011, even as the pace of new container lease-outs slowed in the second half, due to the general tight supply/demand balance for containers, and as shipping lines retained existing leased containers on-hire in 2011 in anticipation of strong peak-season demand for containers, and to benefit from low historical lease rates. However, container redeliveries began to return toward historically normal levels toward the end of the year, after the end of the peak season for dry containers, and our utilization decreased slightly in the fourth quarter.

        Utilization and leasing demand for our refrigerated containers remained strong in 2011. Leasing demand for special containers remained steady while leasing demand for tank containers was strong. Utilization for our chassis product line improved due to a better supply/demand balance for chassis in the United States.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

Average Utilization	Year Ended December 31,	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2011	98.7%	98.6%	98.6%	98.8%	98.6%
2010	97.6%	98.6%	98.2%	97.5%	95.6%
2009	92.4%	93.6%	91.3%	91.4%	93.2%

Ending Utilization	December 31,	September 30,	June 30,	March 31,
2011	98.6%	98.7%	98.9%	98.6%
2010	98.7%	98.1%	98.1%	96.2%
2009	94.5%	92.0%	90.9%	92.4%

(1)
Utilization is computed by dividing our total units on lease (in CEU's) by the total units in our fleet (in CEU's) excluding new units not yet leased and off-hire units designated for sale.

        Effective for this filing, we have changed our utilization calculation to be based on CEU's and to exclude off-hire units designated for sale. This new method provides a better indicator of the performance of our leasable fleet because it gives greater weight to more expensive equipment types and it does not include those off-hire containers that have been designated for sale. In addition, we believe our utilization calculated under this new methodology more closely conforms to those used by our publicly traded competitors. Utilization for all of the periods shown above has been recalculated using this new methodology. Utilization under the former methodology would have been 97.4% as of December 31, 2011, and the average for the quarter and year ended December 31, 2011 would have been 97.9% and 98.3%, respectively.

        Average lease rates.    Average lease rates for our dry container product line in 2011 increased 20.1% from the average level in 2010. Due to the extreme shortage of containers in 2010 and concerns about a recurring shortage in 2011, container manufacturers were able to charge a premium for new container production for much of 2010 and 2011, and new dry container prices and market leasing rates were historically high. As a result, our average dry container lease rates increased throughout 2011 as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. However, during the latter part of 2011, new dry container prices decreased from peak levels reached earlier in the year.

        In 2011, average lease rates for refrigerated containers were 0.7% higher than in 2010, while average lease rates for special containers were 1.5% higher. The increase in average lease rates for our refrigerated containers during 2011 was primarily due to the expiration during 2010 of lease rate concessions provided to certain customers in 2009 for lease extension transactions, and partially offset by new units going on-hire at lease rates slightly below our portfolio average. The increase in average lease rates for our special containers was due to new special containers going onto leases with rates higher than our portfolio average.

        Equipment disposals.    During 2011, we recognized a $52.0 million gain on the sale of our used containers compared to a $25.8 million gain in 2010. This increase was primarily due to higher selling prices, partially offset by lower selling volumes.

        Average selling prices for dry containers during 2011 climbed over 70% above the 2010 level, driven by the tight overall supply/demand balance for containers at the beginning of the year, very low drop-off volumes of older used containers during the first half of 2011, and the high prices for new containers. However, used dry container selling prices started to trend down toward the end of 2011 as concerns about a peak season container shortage passed and drop-off volumes increased. We expect further moderation of used container selling prices as we head into 2012.

        For the year ended December 31, 2011 we sold approximately 69,700 TEU's of our owned containers, or 5.4% of our owned equipment fleet as of the beginning of the year. This disposal rate is below the 6%-8% annual long term average disposal rate we expect given the 12-14 year expected useful life of our containers. Our inventory of disposal containers began the year at a low level and container drop-off volumes in 2011 were exceptionally low.

        Equipment ownership expenses.    During 2011, our ownership expenses, which consist of depreciation and interest expense, increased by $63.0 million or 32.3% compared to 2010. TAL purchased a large volume of new containers during the latter half of 2010 and first half of 2011, and as a result, the average net book value of our revenue earning assets increased by 41.9% over the course of the year. Depreciation expense increased by $36.7 million or 31.7% in 2011 compared to 2010, though the change would have been $53.2 million or 43.8% without the change in residual value estimates made effective October 1, 2010.

        Interest expense increased $26.4 million or 33.4% in 2011 due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases in 2011 and the second half of 2010. Our average effective interest rate decreased by 0.8% during 2011 mainly due to the renewal of our asset backed warehouse facility at a lower interest rate, the termination of several interest rate swap contracts with higher interest rates and shorter maturities, and the replacement of those swaps with longer term swap contracts that have lower fixed rates.

        Credit performance.    Our credit performance remained strong in 2011, and we recorded a provision for doubtful accounts of $0.2 million. However, our concern about credit risk is heightened again due to the difficult conditions our shipping line customers are facing and the sizable financial losses many of them reported in 2011.

        In 2011, excess vessel capacity placed severe pressure on freight rates on the major East/West trade lanes. Effective vessel capacity increased significantly in 2011 due to deliveries of new vessels and the re-introduction of ships that had been laid up in 2009 and 2010. Containerized trade growth was not large enough in 2011 to fully utilize this increased vessel capacity. Higher fuel prices combined with the drop in freight rates to squeeze the profitability of our customers, and many of them reported large losses during the year. We anticipate that our customers will continue to experience difficult operating conditions during 2012 and are likely to continue experiencing large financial losses. Vessel over-capacity is generally expected to continue to pressure freight rates for some time, especially on the major East/West trade lanes, due to the large number of orders placed for very large container ships. As a result, we face an increased likelihood that larger customers might default on our lease agreements and expect the potential for credit losses to remain high.

        Operating expenses.    Our direct operating expenses were $18.2 million in 2011, compared to $24.5 million in 2010. Our direct operating expenses decreased in 2011 mainly due to lower storage and repair costs, which resulted from our high utilization throughout the year. Our administrative expenses increased to $42.7 million in 2011 from $41.7 million in 2010, primarily due to increased incentive compensation.

        While we generally expect most of our operating expenses to remain low for some time relative to our historical averages, we are concerned that operating expenses for our refrigerated container product line could increase in 2012 due to problems with contaminated refrigerants. In 2011, the use of counterfeit refrigerant gas has led to the explosion of several refrigeration machines, none of which are owned by TAL. Three of these incidents have resulted in personal injury or death, and in all cases, the counterfeit gas has led to irreparable damage to the refrigeration machines. Refrigeration machine manufacturers are currently working with our customers and our depot vendors to develop and implement tests for the presence of this counterfeit refrigerant gas. TAL's leases are effectively triple-net leases that require our customers to properly maintain and service our containers when they are on-hire, and to pay for damages to our containers when they are returned. However, we anticipate that we may face increased costs associated with the testing procedures, as well as possibly extended downtime for refrigerated containers returned by our customers.

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

        While most of our dividends have historically been treated as a non-taxable return of capital, based on our 2011 results, a portion of TAL's dividends paid in 2011 will be taxable to TAL shareholders with the balance treated as a return of capital. The taxability of the dividends to TAL shareholders does not impact our corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Treasury Stock

        There were no material purchases of treasury stock during the years ended December 31, 2011 and 2010. During 2009, we paid $17.4 million to repurchase nearly 2 million shares of our common stock.

Results of Operations

        The following table summarizes our results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Leasing revenues	$451,062	$328,530	$309,261
Equipment trading revenues	62,324	34,636	39,693
Management fee income	2,798	2,932	2,629
Other revenues	503	702	954

Total revenues	516,687	366,800	352,537

Operating expenses (income):
Equipment trading expenses	51,330	28,814	37,538
Direct operating expenses	18,157	24,489	36,942
Administrative expenses	42,727	41,724	40,908
Depreciation and amortization	152,576	115,927	115,688
Provision (reversal) for doubtful accounts	162	(843)	545
Net (gain) on sale of leasing equipment	(51,969)	(25,765)	(9,278)
Net (gain) on sale of container portfolios	—	—	(185)

Total operating expenses	212,983	184,346	222,158

Operating income	303,704	182,454	130,379
Other expenses (income):
Interest and debt expense	105,470	79,104	68,807
Write-off of deferred financing costs	1,143	675	—
(Gain) on debt extinguishment	—	—	(14,130)
Net loss (gain) on interest rate swaps	27,354	13,029	(35,152)

Total other expenses	133,967	92,808	19,525

Income before income taxes	169,737	89,646	110,854
Income tax expense	60,013	31,922	39,268

Net income	$109,724	$57,724	$71,586

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenues represent interest income earned under finance lease contracts.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$414,873	$291,219
Fee and ancillary lease revenue	19,795	19,002

Total operating lease revenues	434,668	310,221
Finance lease revenues	16,394	18,309

Total leasing revenues	$451,062	$328,530

        Total leasing revenues were $451.1 million for 2011, compared to $328.5 million for 2010, an increase of $122.6 million, or 37.3%.

        Per diem revenue increased by $123.7 million, or 42.5%, compared to 2010. The primary reasons for the increase are as follows:

  •
  $87.2 million increase due to an increase in the average number of units on hire. This reflects increased utilization and an increase in the average number of units in our fleet;

  •
  $36.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average, the re-pricing of certain existing leases and the expiration of lease incentives during 2010 that had been primarily provided during 2009; and

  •
  $1.9 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011.

        Fee and ancillary lease revenue increased by $0.8 million in 2011 compared to the prior year primarily due to an increase in fees resulting from an increase in drop-off volumes, partially offset by decreases in handling and repair revenues.

        Finance lease revenues decreased by $1.9 million in 2011 primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment trading activities.    Equipment trading revenues represent the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and sale of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Equipment trading revenues	$62,324	$34,636
Equipment trading expenses	(51,330)	(28,814)

Equipment trading margin	$10,994	$5,822

        The equipment trading margin increased $5.2 million in 2011, compared to 2010. The trading margin increased by $2.8 million due to increased sales volume and increased $2.4 million due to an increase in selling margin per unit.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $18.2 million for 2011, compared to $24.5 million for 2010, a decrease of $6.3 million. The primary reasons for the decrease are outlined below:

  •
  $2.7 million decrease in repair costs due to a lower volume of repairs, primarily for our dry and refrigerated containers;

  •
  $2.7 million decrease in storage and handling costs due to a decrease in the number of idle units; and

  •
  $0.9 million decrease in container repositioning costs.

        Administrative expenses.    Administrative expenses were $42.7 million for 2011, compared to $41.7 million for 2010. Our administrative expenses increased primarily due to increased incentive compensation.

        Depreciation and amortization.    Depreciation and amortization was $152.6 million for 2011, compared to $115.9 million for 2010, an increase of $36.7 million or 31.7%. Depreciation increased by approximately $59.0 million due to a net increase in the size of the depreciable fleet and was partially offset by a decrease of $16.6 million due to an increase in the estimated residual values included in our depreciation policy effective October 1, 2010, and a decrease of $5.8 million due to another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010.

        Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $0.2 million for 2011, compared to a net reversal for doubtful accounts of $0.8 million for 2010. During 2010, there was a net reversal of certain provisions recorded in 2009 and 2008 due to better than expected container recoveries. In general, our provision for doubtful accounts has remained low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of leasing equipment was $52.0 million for 2011, compared to a gain of $25.8 million for 2010, an increase of $26.2 million. Gain on sale increased by $36.6 million primarily due to higher selling prices, partially offset by a decrease of $8.2 million due to the higher cost of equipment sold. The higher cost of equipment sold was driven by the large portion of units sold in the second half of 2011 that had been recently purchased in a sale-leaseback transaction for prices higher than the typical net book value for our older containers. Gain on sale of equipment also decreased by $2.2 million due to lower selling volumes.

        Interest and debt expense.    Interest and debt expense was $105.5 million for 2011, compared to $79.1 million for 2010, an increase of $26.4 million, or 33.4%. Interest and debt expense increased by $41.0 million due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, and decreased by $14.6 million due to a lower effective interest rate.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $27.4 million for 2011, compared to $13.0 million for 2010. The fair value of our interest rate swap contracts decreased during 2011 due to decreases in long-term interest rates.

        Income tax expense.    Income tax expense was $60.0 million for 2011, compared to $31.9 million for 2010. The effective tax rates were 35.4% in 2011 and 35.6% in 2010.

        While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss carryforwards and accelerated tax depreciation for our equipment. The majority of the expense recorded for income taxes is recorded as a deferred tax liability on our consolidated balance sheets. We anticipate that the deferred income tax liability will continue to grow for the foreseeable future.

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

  •
  $4.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2010 at lease rates exceeding our portfolio average and the expiration of lease incentives primarily provided over the course of 2009;

  •
  $3.3 million increase due to several sale-leaseback transactions completed at the end of 2009 and early 2010 in our Equipment trading segment; and

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

        Equipment trading activities.    Equipment trading revenues represent the proceeds on the sale of equipment purchased for resale. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and sale of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Equipment trading revenues	$34,636	$39,693
Equipment trading expenses	(28,814)	(37,538)

Equipment trading margin	$5,822	$2,155

        The equipment trading margin increased $3.7 million compared to 2009. The trading margin increased by $5.0 million due to an increase in selling margin per unit, partially offset by a decrease of $1.3 million due to a decrease in sales volume.

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

        (Reversal) provision for doubtful accounts.    There was a net reversal for doubtful accounts of $0.8 million for 2010, compared to a provision for doubtful accounts of $0.5 million for 2009. The decrease in the provision for doubtful accounts was due to the reversal of certain provisions recorded in 2009 and 2008 due to better than expected container recoveries and collections.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $25.8 million for 2010, compared to a gain of $9.3 million for 2009, an increase of $16.5 million. Gain on sale increased by $14.9 million due to higher selling prices, partially offset by a $0.9 million decrease due to lower selling volumes. In addition, up-front gains on units placed on finance leases increased by $2.1 million. We recognize an up-front gain or loss when we place existing equipment on finance leases and the market value of the equipment is different from our net book value. We do not generate up-front gains or losses when we place existing equipment on operating leases.

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

  Equipment leasing

        We own, lease and ultimately dispose of containers and chassis from our leasing fleet, as well as manage containers owned by third parties. Equipment leasing segment revenues represent leasing revenues from operating and finance leases, fees earned on managed container leasing activities, as well as other revenues. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation expense and interest expense. The Equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.

        The following table lists selected revenue and expense items for our Equipment leasing segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Equipment leasing segment:
Total revenues	$448,292	$328,619	$311,875
Depreciation and amortization expense	150,336	115,261	115,429
Interest and debt expense	102,858	77,261	68,004
Net (gain) on sale of leasing equipment	(51,969)	(25,721)	(9,278)
Income before income taxes(1)	186,865	97,526	60,691

(1)
Income before income taxes excludes net gains and losses on interest rate swaps, net gain on debt extinguishment, and the write-off of deferred financing costs.

Segment Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Equipment leasing revenues.    Total revenues for the Equipment leasing segment were $448.3 million in 2011 compared to $328.6 million in 2010, an increase of $119.7 million, or 36.4%. The primary reasons for the increase are as follows:

  •
  $87.2 million increase due to an increase in the average number of units on hire. This reflects increased utilization and an increase in the average number of units in our fleet;

  •
  $36.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average, the re-pricing of certain existing leases and the expiration of lease incentives during 2010 that had been primarily provided during 2009;

  •
  $1.9 million decrease due to the recognition of revenue in the first half of 2010 for the early termination of certain lease contracts that did not reoccur in 2011; and

  •
  $1.9 million decrease in finance lease revenues in 2011 primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $186.9 million in 2011 compared to $97.5 million in 2010, an increase of $89.4 million, or 91.7%. The primary reasons for the increase in pretax income are as follows:

  •
  $119.7 million increase in Equipment leasing revenue during 2011;

  •
  $26.2 million increase in the gain on the sale of leasing equipment primarily due to higher selling prices, partially offset by the higher cost of equipment sold and lower selling volumes;

  •
  $6.3 million decrease in direct operating expenses, primarily resulting from decreased repairs, storage and handling costs associated with improved utilization and low volumes of idle containers;

  •
  $35.1 million increase in depreciation expense, due to a net increase in the size of the depreciable fleet, partially offset by the impact of an increase in the estimated residual values included in our depreciation policy effective October 1, 2010 and the impact of another vintage year of equipment becoming fully depreciated during the fourth quarter of 2010;

  •
  $25.6 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during 2011 and the second half of 2010, partially offset by a lower effective interest rate; and

  •
  $1.3 million increase in administrative expenses primarily due to increased incentive compensation.

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

  •
  $4.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2010 at lease rates exceeding our portfolio average and the expiration of lease incentives primarily provided in 2009;

  •
  $12.9 million decrease in fee and ancillary lease revenue primarily due to a decrease in repair and handling revenue resulting from a significant decrease in drop-off volumes;

  •
  $6.6 million decrease due to the recognition of fee revenue for the early termination of contracts during 2009 that did not reoccur in 2010; and

  •
  $2.2 million decrease in finance lease revenue, primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $97.5 million in 2010 compared to $60.7 million in 2009, an increase of $36.8 million, or 60.6%. The primary reasons for the increase in pretax income are as follows:

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

        The following table lists selected revenue and expense items for our Equipment trading segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Equipment trading segment:
Total leasing revenues	$6,071	$3,545	$969
Equipment trading revenues	62,324	34,636	39,693
Equipment trading expense	(51,330)	(28,814)	(37,538)

Equipment trading margin	10,994	5,822	2,155

Interest expense	2,612	1,843	803
Income before income taxes(1)	11,369	5,824	881

(1)
Income before income taxes excludes net gains and losses on interest rate swaps, net gain on debt extinguishment and the write-off of deferred financing costs.

Segment Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $5.2 million in 2011 compared to 2010. The trading margin increased due to an increase in sales volume and an increase in selling margin per unit.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $11.4 million in 2011, compared to $5.8 million in 2010. Income before income taxes increased primarily due to an increase in the Equipment trading margin resulting from increases in sales volume and selling margins per unit, and an increase in Equipment trading leasing revenue resulting from an increase in the number of units on-hire due to the conclusion of several sale-leaseback transactions during 2011.

Segment Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, increased $3.7 million in 2010 compared to 2009. The trading margin increased due to an increase in selling prices, and was partially offset by a decrease in sales volume.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $5.8 million in 2010 compared to $0.9 million in 2009. Income before income taxes increased due to an increase in the equipment trading margin, as well as an increase in leasing revenues due to several sale-leaseback transactions completed at the end of 2009 and early 2010.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For 2011, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $429.5 million. In addition, as of December 31, 2011, we had $140.9 million of unrestricted cash and $213.5 million of additional borrowing capacity under our current credit facilities.

        We have continued to increase our credit availability and issue debt under new and existing facilities. During 2011, we issued $409 million of fixed rate secured term notes under the ABS facilities. We also increased the size of our asset backed warehouse credit facility to $400 million and extended the period under which funds are available on a revolving basis to August 2013, and extended the maturity date of the revolving credit facility to November 2016. Further, we entered into over $230 million of secured term loan facilities and capital lease obligations during the year.

        On April 6, 2011, we completed a public offering of 5,500,000 shares of our common stock. Of the total shares sold, we sold 2,500,000 shares of common stock and certain of our stockholders sold an aggregate of 3,000,000 shares of common stock. Our proceeds from the offering, net of underwriting discounts and other fees, were $85.7 million. Further, we have an effective shelf registration statement on file with the U.S. Securities and Exchange Commission that enables us to issue additional public debt and equity securities up to approximately $210 million. The registration statement expires on December 29, 2013.

        As of December 31, 2011, major committed cash outflows in the next 12 months include $162.5 million of committed but unpaid capital expenditures and $288.5 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At December 31, 2011, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,220.5	$1,220.5
Term loan facilities	580.9	580.9
Asset backed warehouse facility	216.5	400.0
Revolving credit facility	70.0	100.0
Capital lease obligations	147.7	147.7

Total Debt	$2,235.6	$2,449.1

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of December 31, 2011 we had $924.1 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2014 and 2021, had a weighted average interest rate of 4.71% and a weighted average remaining term of 4.4 years as of December 31, 2011.

        As of December 31, 2011 we had $1,311.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2013 and 2018, had a weighted average interest rate of 2.11% and a weighted average remaining term of 3.4 years as of December 31, 2011.

        We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap contracts that convert a significant portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2011, we had interest rate swaps in place with a total notional value of $945.0 million. As of December 31, 2011, the weighted average fixed leg interest rate for these interest rate swap contracts was 3.41% and the weighted average remaining term was 3.8 years.

  Asset Backed Securitization Term Notes

        Our Asset Backed Securitization ("ABS") facilities have been the primary funding source used to finance our existing container fleet and new container purchases. Under the facilities, our indirect wholly-owned subsidiaries issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.

        Our borrowings under the ABS facilities amortize in equal monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to either 20% or 32% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 82%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to either five or nine months of interest expense depending on the type of facility.

  Term Loan Facilities

        We utilize our term loan facilities as an important funding source for the purchase of containers and other equipment. The term loan facilities generally amortize in monthly installments.

        The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 75% to 90% against the net book values of designated eligible containers, which is determined under the terms of each facility.

  Asset Backed Warehouse Facility

        On August 12, 2011, one of our indirect wholly owned subsidiaries renewed the asset backed warehouse facility. Under the renewed facility, the maximum borrowing capacity is $400 million, and the period in which funds are available on a revolving basis has been extended to August 12, 2013. If the facility is not refinanced on or before that date, the outstanding notes issued under the facility will convert to term notes with a maturity date of August 12, 2017. The term notes amortize on a level basis over the four year term period to 60% of the outstanding balance.

        The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 76% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating our borrowing capacity is the original equipment cost depreciated over 12 years to either 20% or 32% of original equipment cost depending on the type of equipment. We are required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

  Revolving Credit Facility

        On November 30, 2011, we renewed the revolving credit facility. Under the renewed facility, the borrowing capacity remains $100.0 million and the maturity date has been extended to November 30, 2016. We are required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

  Capital Lease Obligations

        We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

  Debt Covenants

        We are subject to certain financial covenants under our debt agreements. As of December 31, 2011, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of December 31, 2011, the required and actual Consolidated EBIT to Cash Interest Expense ratio and EBIT to Cash Interest Expense ratio for each of our SPEs that has issued debt under facilities that have a borrowing capacity of approximately $200 million or greater were as follows:

Entity/Issuer	Minimum EBIT to Cash Interest Expense Ratio	Actual EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.97
TAL Advantage I, LLC	1.10	4.70
TAL Advantage II, LLC	1.10	2.19
TAL Advantage III, LLC	1.30	2.65
TAL Advantage IV, LLC	1.10	2.16

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

        For the majority of our debt facilities, the required Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of December 31, 2011, the required Minimum TNW and actual TNW for each of our SPEs was $499.2 million and $803.7 million, respectively. As of December 31, 2011, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities that have a borrowing capacity of approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	2.95
TAL Advantage II, LLC	4.75	2.86
TAL Advantage III, LLC	4.75	2.86
TAL Advantage IV, LLC	4.75	2.86

        As of December 31, 2011, our outstanding debt on facilities with borrowing capacity of approximately $200 million or greater was approximately $1,620 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from our creditors.

Cash Flow

        The following table sets forth certain cash flow information for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net cash provided by operating activities	$269,854	$160,261	$162,686

Purchases of leasing equipment	(811,526)	(838,827)	(30,859)
Investments in finance leases	(4,204)	(5,387)	(27,098)
Proceeds from sale of equipment, net of selling costs	123,659	102,176	69,473
Proceeds from sale of container portfolios	—	—	8,532
Cash collections on finance lease receivables, net of income earned	35,940	35,484	31,533
Other	13	(211)	(151)

Net cash (used in) provided by investing activities	$(656,118)	$(706,765)	$51,430

Net cash provided by (used in) financing activities	$464,547	$549,208	$(195,024)

  Operating Activities

        Net cash provided by operating activities increased by $109.6 million to $269.9 million in 2011 compared to $160.3 million in 2010. The increase in 2011 was primarily driven by increased profitability and was partially offset by payments of $12.5 million to our interest rate swap counterparties for the termination of certain interest rate swap contracts and a $3.6 million increase in our net purchases of trading equipment.

        Net cash provided by operating activities decreased by $2.4 million to $160.3 million in 2010 compared to $162.7 million in 2009. Operating cash flows increased by $26.8 million in 2010 due to increased profitability. This increase was offset by payments of $27.4 million to our interest rate swap counterparties for the termination of certain interest rate swap contracts. In addition, accounts receivable as of December 31, 2010 increased by $16.1 million as compared to December 31, 2009. Of this amount, $10.4 million represents pick-up fees billed in December 2010 that were collected in January 2011.

  Investing Activities

        Net cash used in investing activities decreased by $50.7 million to $656.1 million in 2011 compared to $706.8 million in 2010. The major reasons for the decrease were as follows:

  •
  We paid $815.7 million for purchases of leasing equipment and investments in finance leases in 2011 compared to $844.2 million in 2010.

  •
  Sales proceeds from the disposal of equipment increased $21.5 million to $123.7 million in 2011 compared to $102.2 million in 2010. Proceeds from the disposal of used containers in 2011 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $0.4 million to $35.9 million in 2011 compared to $35.5 million in 2010 primarily due to a prepayment of principal by one of our customers.

        Net cash used in investing activities was $706.8 million in 2010, compared to net cash provided by investing activities of $51.4 million in 2009. Major reasons for the increase in cash used were as follows:

  •
  We paid $844.2 million, for capital expenditures in 2010 compared to $58.0 million for 2009. Capital expenditures increased in 2010 primarily due to an increase in the number of leasing units purchased, as well as the high cost of new equipment.

  •
  There were no sale proceeds from the disposal of container portfolios in 2010, compared to sale proceeds of $8.5 million in 2009.

  •
  Sales proceeds from the disposal of equipment increased $32.7 million to $102.2 million in 2010 compared to $69.5 million in 2009. Proceeds from the disposal of used containers in 2010 increased primarily as a result of higher selling prices.

  •
  Cash collections on finance leases, net of income earned, increased by $4.0 million to $35.5 million in 2010 compared to $31.5 million in 2009 due to the increased age of our existing finance leases. Due to the age of our finance leases, the majority of finance lease cash collections represent principal payments.

  Financing Activities

        Net cash provided by financing activities was $464.5 million in 2011 compared to $549.2 million in 2010. During 2011, we had net borrowings of $453.3 million under our various debt facilities and capital lease obligations, primarily to finance the purchase of equipment, compared to net borrowings of $598.0 million in 2010. The decrease in our net borrowings was partially offset by net proceeds of

$85.7 million we received from the public offering and sale of 2,500,000 shares of our common stock on April 6, 2011. In addition, we paid $64.7 million in dividends in 2011 compared to $39.6 million paid in 2010.

        Net cash provided by financing activities was $549.2 million in 2010 compared to net cash used in financing activities of $195.0 million in 2009. During 2010, we had net borrowings of $598.0 million under our various debt facilities and capital lease obligations, which were primarily used to finance the purchase of new equipment, compared to net debt repayments of $158.2 million during 2009. In 2010, we paid $39.6 million in dividends as compared to $1.2 million in dividends paid during 2009. In 2009, we repurchased treasury stock for $17.4 million and paid $20.7 million for the repurchase of debt prior to maturity.

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

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2011 (does not include amounts potentially due under guarantees, as amounts, if any, are indeterminable):

	Contractual Obligations by Twelve Month Periods Ending December 31,
Contractual Obligations:	Total	2012	2013	2014	2015	2016 and thereafter
	(Dollars in millions)
Total debt obligations(1)	$2,479.3	$365.8	$380.4	$376.8	$346.0	$1,010.3
Capital lease obligations(2)	173.0	22.4	20.4	24.0	39.7	66.5
Operating leases (mainly facilities)	8.7	1.8	1.2	0.9	0.6	4.2
Purchase obligations:
Equipment purchases payable	55.3	55.3	—	—	—	—
Equipment purchase commitments	107.2	107.2	—	—	—	—

Total contractual obligations	$2,823.5	$552.5	$402.0	$401.7	$386.3	$1,081.0

(1)
Amounts include actual and estimated interest. For floating-rate debt, we have estimated interest based on December 31, 2011 rates and the net effect of our interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  Revenue Recognition

  Operating Leases with Customers

        We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. Our leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received.

        In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification No. 605, Revenue Recognition ("ASC 605"), we recognize billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, we are responsible for fulfillment of the services, supplier selection and service specifications, and we have ultimate responsibility to pay the supplier for the services whether or not we collect the amount billed to the lessee.

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

  Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used equipment with the intention of selling such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted. As of December 31, 2011, the estimated useful lives and residual values of the Company's leasing equipment are as follows:

	Useful Lives (Years)	Residual Values ($)
Dry container units	13	$900 to $1,200
Refrigerated container units	12	$2,500 to $3,400
Special container units	14	$600 to $2,100
Tank container units	20	$3,000
Chassis	20	$1,200

        Effective October 1, 2010, the Company increased the estimated residual values used in its equipment depreciation policy. Prior to October 1, 2010, the Company's estimated residual value ranges for dry, refrigerated and special containers were $750 to $900, $2,200 to $2,700 and $600 to $1,200, respectively.

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

        When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on its estimate of future undiscounted cash flows. These estimates are principally based on the Company's historical experience and management's judgment of market conditions.

        An allowance is provided through the provision for doubtful accounts based on a percentage of the net book value of the units on lease to certain customers that are considered to be non-performing, which the Company believes it will not ultimately recover. The percentage is developed based on historical experience.

  Equipment Held for Sale

        When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the asset's fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net (gain) loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a (gain) loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

  Equipment Held for Resale—Trading Activity

        On an opportunistic basis, we purchase used equipment with markings or specifications different from our own equipment for purposes of reselling it for a net profit.

        Equipment purchased for resale is reported as equipment held for sale when the timeframe between when the equipment is purchased and when it is sold is expected to be short, generally less than one year. Cash flows associated with equipment purchased for resale having a short expected holding period are classified as operating cash flows. Equipment purchased for resale is reported as leasing equipment when the timeframe between when the equipment is purchased and when it is sold is expected to be one year or greater. Cash flows associated with equipment purchased for resale having a long expected holding period are classified as investing cash flows.

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

  Income Taxes

        We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, we accrue income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

  Deferred Financing Costs

        Deferred financing costs represent the fees incurred in connection with our debt obligations, and are amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity, and are determined to be an extinguishment of debt.

  Goodwill

        We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount, to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2011, indicated that no impairment of goodwill existed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange rate risks.

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

        The primary external risk of our interest rate swap contracts is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. All derivative agreements are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative contract to monitor counterparty credit exposure.

        As of December 31, 2011, we had in place total interest rate swap contracts to fix the interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Total Notional Amount at December 31, 2011	Weighted Average Fixed Leg Interest Rate at December 31, 2011	Weighted Average Remaining Term
$945.0 million	3.41%	3.8 years

        Changes in the fair value of these interest rate swap contracts will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we do not apply hedge accounting treatment for these contracts. During 2011, our net loss on interest rate swaps totaled $27.4 million, compared to $13.0 million in 2010.

        Since approximately 72% of our variable rate debt is economically hedged using interest rate swap contracts, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $3.0 million in interest expense on the portion of our floating rate debt that is not economically hedged.

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

        For the years ended December 31, 2011 and 2010, we recorded net foreign currency exchange losses of $0.4 million. These losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. As of December 31, 2011 and 2010, the fair value of these agreements were $0.8 million and $0.9 million, respectively, and are reported as assets in Fair value of derivative instruments on our consolidated balance sheets.

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

        As of December 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2011.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on TAL International Group, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of TAL International Group, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
February 22, 2012

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "The Named Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 25, 2012 (the "2012 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the section captioned "Director Compensation Table," "Compensation of Executive Officers, Compensation Discussion and Analysis," "Summary Compensation Table" and "Grants of Plan-Based Awards Table," in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from the section captioned "Outstanding Equity Awards at Fiscal Year End Table" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

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

  (a)(3)    List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from Exhibit 2.1 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from Exhibit 2.2 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from Exhibit 2.3 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.4 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.5 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.6 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to TAL International Group, Inc.'s Form S-1 filed on October 5, 2005, file number 333-126317)

4.2	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.3	First Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 26, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.58 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.4	Second Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated November 19, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.59 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.5	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.6	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.7	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.8	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

Exhibit No.	Description
4.9	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.10	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, TAL International Container Corporation, and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.11	Intercreditor Agreement Dated April 12, 2006 by and among TAL International Container Corporation, TAL Advantage I LLC, U. S. Bank National Association and Fortis Capital Corp. (incorporated by reference from Exhibit 4.11 to TAL International Group, Inc.'s Form 10-K filed on March 3, 2009)

4.12	Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from Exhibit 10.42 to TAL International Group, Inc.'s Form 8-K filed on June 6, 2006)

4.13	Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.14	Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.'s Form 8-K filed on July 17, 2007)

4.15	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.16	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.17	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.18	Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.52 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.19	First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008 (incorporated by reference from Exhibit 10.60 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.20	Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.61 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.21	Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.53 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

Exhibit No.	Description
4.22	Management Agreement dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.54 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.23	Contribution and Sale Agreement, dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.55 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.24	Series 2008-1 Note Purchase Agreement, dated as of March 27, 2008, by and among TAL Advantage II LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from Exhibit 10.56 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.25	Guaranty dated March 27, 2008 made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.57 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.26	Appendix A dated as of March 27, 2009 to Indenture dated as of March 27, 2008 by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 4.30 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.27	Management Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.33 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.28	Contribution and Sale Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.34 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.29	Indenture, dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.47 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.30	Series 2010-1 Supplement dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.48 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.31	Management Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.49 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.32	Contribution and Sale Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.50 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.33	Transition Agent Agreement dated as of June 28, 2010 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.51 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

Exhibit No.	Description
4.34	Series 2010-1 Note Purchase Agreement dated as of June 28, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.52 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.35	Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation (incorporated by reference from Exhibit 4.54 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.36	Series 2010-2 Supplement dated as of October 19, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.57 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)

4.37	Series 2010-2 Note Purchase Agreement dated as of October 19, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.58 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)

4.38	Series 2011-1 Supplement dated as of January 21, 2011, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.59 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.39	Series 2011-1 Note Purchase Agreement dated as of January 21, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.60 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.40	Series 2011-2 Supplement dated as of May 13, 2011 by and between TAL Advantage IV LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.63 to TAL International Group, Inc.'s Form 10-Q filed on July 29, 2011)

4.41	Series 2011-2 Note Purchase Agreement dated as of May 13, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.64 to TAL International Group, Inc.'s Form 10-Q filed on July 29, 2011)

4.42	Amended and Restated Indenture dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.65 to TAL International Group's Inc. Form 10Q filed on October 28, 2011)

4.43	Amended and Restated Series 2009-1 Supplement dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.66 to TAL International Group's Inc. Form 10Q filed on October 28, 2011)

4.44	Amended and Restated Note Purchase Agreement dated as of August 12, 2011 by and between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.67 to TAL International Group's Inc. Form 10Q filed on October 28, 2011)

Exhibit No.		Description
4.45	*	Amended and Restated Credit Agreement dated November 30, 2011, by and among TAL International Container Corporation, The Royal Bank of Scotland PLC as Administrative Agent and as Collateral Agent, RBS Securities, Inc. as Sole Arranger, and the Lenders from time to time party thereto

4.46	*	Amended and Restated Security Agreement dated November 30, 2011, by and among TAL International Container Corporation and The Royal Bank of Scotland PLC as Collateral Agent

4.47	*	Amended and Restated Pledge Agreement dated November 30, 2011, by and among TAL International Container Corporation, as Pledgor in favor of The Royal Bank of Scotland PLC in its capacity as Collateral Agent, as Pledgee

4.48	*	Amended and Restated Guaranty dated November 30, 2011 made by TAL International Group, Inc.

4.49	*	Amendment No. 2 dated December 22, 2011 to the Credit Agreement dated July 31, 2006, by and among TAL International Container Corporation, Fortis Bank NA/SV, assignee of Fortis Capital Corp. and the Lenders party thereto

10.1		Amended and Restated Shareholders Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.7 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.2		Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.3		Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

10.4	+	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from Exhibit 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.5	+	2004 Management Stock Plan (incorporated by reference from Exhibit 10.14 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.6	+	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.7	+	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from Exhibit 10.22 to Amendment No. 2 to TAL International Group, Inc.'s Form S-1 filed on September 20, 2005, file number 333-126317)

10.8	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

Exhibit No.		Description
10.9		Agreement dated June 1, 2010 by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.16 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Instance Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

+
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.

**
Furnished herewith.

***
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

Date: February 22, 2012	TAL International Group, Inc.
	By:	/s/ BRIAN M. SONDEY Brian M. Sondey Chairman, President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 22nd day of February 2012.

Signature	Title(s)

/s/ BRIAN M. SONDEY Brian M. Sondey	Chairman, President and Chief Executive Officer (Principal Executive Officer), Director
/s/ JOHN BURNS John Burns	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ MALCOLM P. BAKER Malcolm P. Baker	Director
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director
/s/ CLAUDE GERMAIN Claude Germain	Director

Signature	Title(s)

/s/ HELMUT KASPERS Helmut Kaspers	Director
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director
/s/ DOUGLAS J. ZYCH Douglas J. Zych	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the TAL International Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 22, 2012

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $626,965 and $511,634	$2,663,443	$2,086,194
Net investment in finance leases, net of allowances of $1,073 and $1,169	146,742	171,417
Equipment held for sale	47,048	29,220

Revenue earning assets	2,857,233	2,286,831
Cash and cash equivalents (including restricted cash of $34,466 and $23,018)	175,343	85,612
Accounts receivable, net of allowances of $667 and $429	56,491	46,342
Goodwill	71,898	71,898
Deferred financing costs	24,028	17,802
Other assets	11,539	7,048
Fair value of derivative instruments	771	2,024

Total assets	$3,197,303	$2,517,557

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$55,320	$57,756
Fair value of derivative instruments	78,122	61,647
Accounts payable and other accrued expenses	66,607	59,671
Net deferred income tax liability	198,867	139,741
Debt	2,235,585	1,770,332

Total liabilities	2,634,501	2,089,147
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,412,659 and 33,725,066 shares issued respectively	36	34
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	489,468	399,816
Accumulated earnings	120,449	76,053
Accumulated other comprehensive (loss)	(9,616)	(9,958)

Total stockholders' equity	562,802	428,410

Total liabilities and stockholders' equity	$3,197,303	$2,517,557

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues:
Leasing revenues:
Operating leases	$434,668	$310,221	$288,759
Finance leases	16,394	18,309	20,502

Total leasing revenues	451,062	328,530	309,261
Equipment trading revenues	62,324	34,636	39,693
Management fee income	2,798	2,932	2,629
Other revenues	503	702	954

Total revenues	516,687	366,800	352,537

Operating expenses (income):
Equipment trading expenses	51,330	28,814	37,538
Direct operating expenses	18,157	24,489	36,942
Administrative expenses	42,727	41,724	40,908
Depreciation and amortization	152,576	115,927	115,688
Provision (reversal) for doubtful accounts	162	(843)	545
Net (gain) on sale of leasing equipment	(51,969)	(25,765)	(9,278)
Net (gain) on sale of container portfolios	—	—	(185)

Total operating expenses	212,983	184,346	222,158

Operating income	303,704	182,454	130,379
Other expenses (income):
Interest and debt expense	105,470	79,104	68,807
Write-off of deferred financing costs	1,143	675	—
(Gain) on debt extinguishment	—	—	(14,130)
Net loss (gain) on interest rate swaps	27,354	13,029	(35,152)

Total other expenses:	133,967	92,808	19,525

Income before income taxes	169,737	89,646	110,854
Income tax expense	60,013	31,922	39,268

Net income	$109,724	$57,724	$71,586

Net income per common share:
Basic	$3.39	$1.90	$2.31

Diluted	$3.34	$1.88	$2.30

Weighted average number of common shares outstanding—Basic	32,414	30,441	31,021
Weighted average number of common shares outstanding—Diluted	32,821	30,717	31,072
Cash dividends paid per common share	$1.99	$1.30	$0.04

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital	Accumulated Earnings (Deficit)		Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	33,485,816	$33	1,055,479	$(20,126)	$396,478	$(12,090)	$176

Stock compensation—issuance of stock options/modification	—	—	—	—	125	—	—
Stock compensation—restricted stock activity	106,250	—	—	—	1,413	—	—
Treasury stock acquired	—	—	1,953,692	(17,363)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	71,586	—	$71,586
Foreign currency translation adjustment	—	—	—	—	—	—	415	415
Amortization of cash flow hedges, net of income taxes of $(320)	—	—	—	—	—	—	(575)	(575)

Comprehensive income	—	—	—	—	—	—	—	$71,426

Common stock dividends declared	—	—	—	—	—	(1,243)	—

Balance at December 31, 2009	33,592,066	33	3,009,171	(37,489)	398,016	58,253	16

Stock compensation—issuance of stock options/modification	—	—	—	—	140	—	—
Stock compensation—restricted stock activity	128,000	1	—	—	1,570	—	—
Stock options exercised	5,000	—	—	—	90	—	—
Treasury stock acquired	—	—	2,672	(46)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	57,724	—	$57,724
Foreign currency translation adjustment	—	—	—	—	—	—	(438)	(438)
Change in fair value—cash flow hedges, net of income taxes $(5,171)	—	—	—	—	—	—	(9,467)	(9,467)
Amortization of cash flow hedges, net of income taxes of $(43)	—	—	—	—	—	—	(69)	(69)

Comprehensive income	—	—	—	—	—	—	—	$47,750

Common stock dividends declared	—	—	—	—	—	(39,924)	—

Balance at December 31, 2010	33,725,066	34	3,011,843	(37,535)	399,816	76,053	(9,958)

Issuance of stock	2,500,000	2	—	—	85,722	—	—
Stock compensation—restricted stock activity	119,000	—	—	—	2,284	—	—
Stock options exercised, net of cancellations	68,593	—	—	—	1,247	—	—
Excess tax benefits from stock compensation	—	—	—	—	399	—	—
Treasury stock acquired	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	109,724	—	$109,724
Foreign currency translation adjustment	—	—	—	—	—	—	32	32
Change in fair value—cash flow hedges, net of income taxes $(827)	—	—	—	—	—	—	(1,513)	(1,513)
Amortization of cash flow hedges, net of income taxes $996	—	—	—	—	—	—	1,823	1,823

Comprehensive income	—	—	—	—	—	—	—	$110,066

Common stock dividends declared	—	—	—	—	—	(65,328)	—

Balance at December 31, 2011	36,412,659	$36	3,011,843	$(37,535)	$489,468	$120,449	$(9,616)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income	$109,724	$57,724	$71,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,576	115,927	115,688
Net (gain) on sale of leasing equipment	(51,969)	(25,765)	(9,278)
Net (gain) on sale of container portfolios	—	—	(185)
Deferred income taxes	59,386	31,922	39,268
(Gain) on debt extinguishment	—	—	(14,130)
Net loss (gain) on interest rate swaps	27,354	13,029	(35,152)
Realized loss on interest rate swaps terminated prior to their contractual maturities	(12,524)	(27,447)	—
Amortization of deferred financing costs	4,732	2,166	1,170
Amortization of other comprehensive income	3,263	629	—
Stock compensation charge	2,284	1,710	1,538
Write-off of deferred financing costs	1,143	675	—
Changes in operating assets and liabilities:
Accounts receivable	(10,149)	(16,103)	2,812
Deferred revenue	1,862	16,770	873
Accounts payable	725	(3,108)	(792)
Accrued expenses	(1,842)	(362)	(8,745)
Income taxes payable	272	(53)	82
Other assets	(5,296)	498	(851)
Net equipment purchased for resale activity	(9,468)	(5,904)	(2,368)
Other, net	(2,219)	(2,047)	1,170

Net cash provided by operating activities	269,854	160,261	162,686

Cash flows from investing activities:
Purchases of leasing equipment	(811,526)	(838,827)	(30,859)
Investments in finance leases	(4,204)	(5,387)	(27,098)
Proceeds from sale of equipment leasing fleet, net of selling costs	123,659	102,176	69,473
Proceeds from sale of container portfolios	—	—	8,532
Cash collections on finance lease receivables, net of income earned	35,940	35,484	31,533
Other	13	(211)	(151)

Net cash (used in) provided by investing activities	(656,118)	(706,765)	51,430

Cash flows from financing activities:
Issuance of common stock	85,724	—	—
Stock options exercised	1,247	90	—
Financing fees paid under debt facilities	(12,101)	(11,761)	(3,310)
Borrowings under debt facilities	1,093,399	901,500	104,153
Payments under debt facilities	(643,838)	(329,869)	(260,788)
Payment to extinguish debt due to repurchase	—	—	(20,650)
Proceeds received from capital leases	29,583	50,012	10,000
Payments under capital lease obligations	(13,717)	(11,882)	(8,274)
Purchases of treasury stock	—	—	(17,363)
Excess tax benefits from stock compensation	399	—	—
(Increase) decrease in restricted cash	(11,448)	(9,304)	2,446
Common stock dividends paid	(64,701)	(39,578)	(1,238)

Net cash provided by (used in) financing activities	464,547	549,208	(195,024)

Net increase in cash and cash equivalents	78,283	2,704	19,092
Unrestricted cash and cash equivalents, beginning of period	62,594	59,890	40,798

Unrestricted cash and cash equivalents, end of period	$140,877	$62,594	$59,890

Supplemental disclosures:
Interest paid	$96,333	$75,840	$66,769
Income taxes paid (refunded)	$355	$(59)	$(218)
Supplemental non-cash financing activities:
Accrued and unpaid purchases of equipment	$55,320	$57,756	$3,312

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

Allowance for Doubtful Accounts

        The Company's allowance for doubtful accounts is provided based upon a review of the collectability of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.

Concentration of Credit Risk

        The equipment lease and trade receivables subject the Company to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for 16% of leasing revenues in 2011 and 2010, and 17% in 2009. Mediterranean Shipping Company accounted for approximately 12% of the Company's leasing revenues in 2011 and 2010, and 10% in 2009. APL-NOL accounted for approximately 9% of the Company's leasing revenues in 2011, 11% in 2010

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

and 12% in 2009. No other customer exceeded 10% of the Company's leasing revenues in 2011, 2010 or 2009.

        In 2011, many of the Company's customers experienced difficult operating conditions and reported large losses during the year. As a result, the Company faces an increased likelihood that its larger customers might default on lease agreements, and the potential for credit losses is high.

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

Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used equipment with the intention of selling such equipment. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted. As of December 31, 2011, the estimated useful lives and residual values of the Company's leasing equipment are as follows:

	Useful Lives (Years)	Residual Values ($)
Dry container units	13	$900 to $1,200
Refrigerated container units	12	$2,500 to $3,400
Special container units	14	$600 to $2,100
Tank container units	20	$3,000
Chassis	20	$1,200

        Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. Prior to October 1, 2010, the Company's estimated residual value ranges for dry, refrigerated and special containers were $750 to $900, $2,200 to $2,700 and $600 to $1,200, respectively. Without this change, the Company's depreciation expense would have been $22.1 million higher ($14.3 million after tax or $0.44 per diluted share) for the year ended December 31, 2011 and

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

$5.5 million higher ($3.6 million after tax or $0.12 per diluted share) for the year ended December 31, 2010.

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

        When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on its estimate of future undiscounted cash flows. These estimates are principally based on the Company's historical experience and management's judgment of market conditions.

        The net book value of the Company's leasing equipment by equipment type at December 31, 2011 and 2010 was (in thousands):

	2011	2010
Dry container units	$1,820,108	$1,430,592
Refrigerated container units	524,134	427,148
Special container units	141,264	112,512
Tank container units	118,847	58,267
Chassis	59,090	57,675

	$2,663,443	$2,086,194

        Included in the amounts above are units not on lease at December 31, 2011 and 2010 with a total net book value of $176.2 million and $107.1 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of operations.

        The Company provides an allowance recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowances is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, the Company believes will ultimately not be recovered.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Equipment Held for Sale

        When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the fair value of those assets, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as a net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment Held for Resale—Trading Activity

        On an opportunistic basis, the Company purchases used equipment with markings or specifications different from its own equipment for purposes of reselling it for a net profit.

        Equipment purchased for resale is reported as equipment held for sale when the timeframe between when the equipment is purchased and when it is sold is expected to be short, generally less than one year. Cash flows associated with equipment purchased for resale having a short expected holding period are classified as operating cash flows. Equipment purchased for resale is reported as leasing equipment when the timeframe between when the equipment is purchased and when it is sold is expected to be one year or greater. Cash flows associated with equipment purchased for resale having a long expected holding period are classified as investing cash flows.

        Equipment trading revenues represent the proceeds from the sale of this equipment, while Equipment trading expenses include the cost of equipment sold, any costs to sell such equipment, including administrative costs, and costs associated with the related inventory of equipment, such as storage and handling charges.

Goodwill

        The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, the Company recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2011, indicated that no impairment of goodwill existed.

Deferred Financing Costs

        Deferred financing costs represent the fees incurred in connection with the Company's debt obligations, and are amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity, and are determined to be an extinguishment of debt.

Other Assets

        The Company's other assets primarily consist of residual value interests in leases with customers and deferred rents.

        During 2011, the Company repurchased certain purchase options contained in leases with customers for $7.6 million. The value is being amortized on a straight-line basis as an adjustment to leasing revenue over the remaining lease term. As of December 31, 2011, the remaining unamortized value related to these purchase options was $7.2 million and is expected to be amortized over approximately 4 years.

        The Company has deferred rents from its customers resulting from the straight-line recognition of leasing revenue over the lease term. As of December 31, 2011 and 2010, the Company's deferred rents were $1.9 million and $2.1 million, respectively.

Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivable and other assets approximated their fair value as of December 31, 2011 and 2010.

        The Company estimates that at December 31, 2011 and 2010, the aggregate carrying value of its debt instruments was approximately $6.1 million lower and $9.5 million higher, respectively, than its fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads (Level 2 inputs) as of the respective balance sheet dates.

Revenue Recognition

  Operating Leases with Customers

        The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically range for a period of three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advanced billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers where collection is not reasonably assured is deferred and recognized when the amounts are received.

        In accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition ("ASC 605"), the Company recognizes billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, the Company is responsible for fulfillment of the services, supplier selection and service specifications, and has ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.

  Finance Leases with Customers

        The Company enters into finance leases as lessor for some of the equipment in its fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include a bargain purchase option to purchase the equipment at the end of the lease term.

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

  Management Fee Income

        The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2011 and 2010, approximately $4.0 million and $3.6 million, respectively, was reflected in accounts payable and other accrued expenses, which represent unpaid net earnings owed to third party owners of managed equipment.

  Other Revenues

        Other revenues principally include fee income for third party positioning of equipment.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Direct Operating Expenses

        Direct operating expenses are directly related to the Company's equipment under and available for lease. These expenses primarily consist of the Company's costs to repair and maintain the equipment, to reposition the equipment, to store the equipment when it is not on lease and to inspect newly manufactured equipment. These costs are recognized when incurred. Certain positioning costs may be capitalized when incurred to place new equipment on an initial lease.

Derivative Instruments

        The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings and its foreign currency rate exposure. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and established criteria for both the designation and effectiveness of hedging activities. As of December 31, 2011 and 2010, the Company did not have any derivative instruments that were designated and accounted for as hedging instruments.

Income Taxes

        The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Foreign Currency Translation and Remeasurement

        The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year-end, as to balance sheet accounts and at the weighted average of exchange rates for the year as to statement of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive loss/income.

        The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

rates on the remeasurment of assets and liabilities are included in administrative expenses as net foreign exchange gains and losses.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation—Stock Compensation ("ASC 718") which requires that compensation cost relating to stock-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

Comprehensive Income

        Comprehensive income includes net income, unrealized gains and losses and related amortization, net of income taxes, on derivative instruments designated as cash flow hedges, and foreign currency translation adjustments. No other elements of comprehensive income exist.

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

Use of Estimates

        The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. This update allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-08.

Note 3—Debt

        Debt consisted of the following (amounts in thousands):

	December 31, 2011	December 31, 2010
Asset backed securitization term notes (ABS)	$1,220,500	$984,880
Term loan facilities	580,900	441,133
Asset backed warehouse facility	216,500	122,500
Revolving credit facility	70,000	90,000
Capital lease obligations	147,685	131,819

Total Debt	$2,235,585	$1,770,332

        As of December 31, 2011 the Company had $924.1 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2014 and 2021, had a weighted average interest rate of 4.71% and a weighted average remaining term of 4.4 years as of December 31, 2011.

        As of December 31, 2011 the Company had $1,311.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2013 and 2018, had a weighted average interest rate of 2.11% and a weighted average remaining term of 3.4 years as of December 31, 2011.

        The Company economically hedges the risks associated with fluctuations in interest rates on its floating rate borrowings by entering into interest rate swap contracts that convert a significant portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2011, the Company had in place interest rate swaps with a total notional value of $945.0 million to fix the floating interest rates on a portion of its floating rate debt obligations. As of December 31, 2011, the weighted average fixed leg interest rate on the Company's interest rate swap contracts was 3.41% with a weighted average remaining term of 3.8 years (see Note 4 for additional information on the Company's interest rate swap contracts).

Asset Backed Securitization Term Notes

        The Company's Asset Backed Securitization ("ABS") facilities have been the primary funding source used to finance its existing container fleet and new container purchases. Under the facilities, indirect wholly-owned subsidiaries of the Company issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.

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

calculating the Company's borrowing capacity is the original equipment cost depreciated over 12 years to either 20% or 32% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 82%. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to either five or nine months of interest expense depending on the type of facility.

        During the year ended December 31, 2009, the Company repurchased approximately $35.0 million of asset backed term notes issued in 2006 and recorded a gain on debt extinguishment of $14.1 million, net of the write-off of deferred financing costs of $0.2 million.

Term Loan Facilities

        The Company utilizes its term loan facilities as an important funding source for the purchase of containers and other equipment. The term loan facilities generally amortize in monthly installments.

        The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 75% to 90% against the net book values of designated eligible containers, which is determined under the terms of each facility.

Asset Backed Warehouse Facility

        On August 12, 2011, the Company amended and restated its $400 million asset backed warehouse facility. Under the amended facility, the period under which funds are available on a revolving basis has been extended to August 12, 2013, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of August 12, 2017. The term notes amortize on a level basis over the four year term period to 60% of the outstanding balance. The proceeds of the facility are primarily used to finance the acquisition of equipment.

        The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 76% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating the Company's borrowing capacity is the original equipment cost depreciated over 12 years to either 20% or 32% of original equipment cost depending on equipment type. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

Revolving Credit Facility

        On November 30, 2011, the Company renewed the revolving credit facility. Under the renewed facility, the borrowing capacity remains $100.0 million and the maturity date has been extended to November 30, 2016. The Company is required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

Debt maturities (excluding capital lease obligations), amounts in thousands:

Years ending December 31,
2012	$272,426
2013	298,329
2014	305,668
2015	289,467
2016	284,736
2017 and thereafter	637,274

Total	$2,087,900

Capital Lease Obligations

        The Company has entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

        At December 31, 2011, future lease payments under these capital leases were as follows (in thousands):

2012	$22,371
2013	20,416
2014	24,027
2015	39,717
2016	29,923
2017 and thereafter	36,589

Total future payments	173,043
Less: amount representing interest	(25,358)

Capital lease obligations	$147,685

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

        As of December 31, 2011, the Company had in place total interest rate swap contracts to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount at December 31, 2011	Weighted Average Fixed Leg Interest Rate at December 31, 2011	Weighted Average Remaining Term at December 31, 2011
$945.0 million	3.41%	3.8 years

        Most of the interest rate swap contracts entered into since April 12, 2006 have not been accounted for as hedging instruments under ASC 815, and changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net loss / gain on interest rate swaps.

        During the year ended December 31, 2011, the Company terminated various interest rate swap contracts with a notional value of $275 million, and partially replaced them with an interest rate swap with a notional value of $100 million expiring in 2018. The Company paid $12.5 million to its interest rate swap counterparties to terminate these contracts. Of this amount, $10.2 million related to terminated non-designated interest rate swap contracts that had been previously recognized in the Company's consolidated statements of operations as net loss on interest rate swaps. The remaining $2.3 million related to terminated interest rate swap contracts that had been designated as cash flow hedges. This amount had been recorded in accumulated other comprehensive loss in the Company's consolidated balance sheet and is being amortized to interest expense over ten years. Payments made by the Company to its counterparties to terminate interest rate swap contracts are classified as operating cash flows in the Company's consolidated statement of cash flows.

        As of December 31, 2011, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to designated interest rate swap contracts that have been terminated was approximately $13.1 million, of which $3.1 million is expected to be amortized to interest expense over the next 12 months. These amounts would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

        Under the criteria established by FASB Accounting Standards Codification No.820, Fair Value Measurements and Disclosures ("ASC 820"), the Company has elected to use the income approach to value its interest rate swap contracts. The fair value measurements of the Company's interest rate swap contracts are based on observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 3.6 million Euros and receive approximately $5.5 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the statements of operations in administrative expenses.

        Under the criteria established by ASC 820, the Company has elected to use the income approach to value the foreign currency rate swap contracts, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the forward valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically forward currency points and credit risk at commonly quoted intervals).

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Instrument	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$1.1	Fair value of derivative instruments	$78.1	Fair value of derivative instruments	$61.6
Foreign exchange contracts	Fair value of derivative instruments	$0.8	Fair value of derivative instruments	$0.9	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total Derivatives		$0.8		$2.0		$78.1		$61.6

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments
Effect of Derivative Instruments on Consolidated Statement of Operations
(in millions)

		Amount of (Gain) / Loss Recognized in Income on Derivatives
		Years ended December 31,
	Location of (Gain) / Loss Recognized in Income on Derivatives
Derivative Instrument		2011	2010	2009
Interest rate swap contracts not designated	Net loss (gain) on interest rate swaps	$27.4	$13.0	$(35.2)
Foreign exchange contracts	Administrative expenses	0.1	0.4	0.5

Total		$27.5	$13.4	$(34.7)

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2011	December 31, 2010
Gross finance lease receivables(1)	$187,509	$223,611
Allowance on gross finance lease receivables(2)	(1,073)	(1,169)

Gross finance lease receivables, net of allowance	186,436	222,442
Unearned income(3)	(39,694)	(51,025)

Net investment in finance leases(4)	$146,742	$171,417

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $7.0 million and $7.3 million of unguaranteed residual value at December 31, 2011 and 2010, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2011 and 2010.

(2)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%.

(3)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2011 and 2010.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

(4)
As of December 31, 2011 and 2010, Mediterranean Shipping Company accounted for approximately 52% and 50%, respectively, of the Company's net investment in finance leases.

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

        The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

        Tier 1—These customers are typically large international shipping lines who have been in business for many years and have world class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

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

        Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	December 31, 2011	December 31, 2010
Tier 1	$131,513	$127,813
Tier 2	55,996	95,798
Tier 3	—	—

	$187,509	$223,611

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of December 31, 2011, less than $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.5 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. Gross finance lease receivables that were in non-accrual status as of December 31, 2011 were not

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

material. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity in the Company's allowance on gross finance lease receivables for the year ended December 31, 2011 (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2011	$1,169	$(94)	$—	$(2)	$1,073

(a)
Primarily relates to the effect of foreign currency translation.

        Contractual maturities of the Company's gross finance lease receivables subsequent to December 31, 2011 are as follows (in thousands):

2012	$47,237
2013	42,104
2014	33,613
2015	27,748
2016	18,884
2017 and thereafter	17,923

$187,509

Note 6—Earnings Per Share

        The following table sets forth the calculation of basic and diluted earnings per share of the Company for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$109,724	$57,724	$71,586

Denominator:
Weighted average shares outstanding for basic earnings per share	32,414,208	30,440,816	31,021,339
Dilutive stock awards	406,455	275,852	50,926

Weighted average shares outstanding for diluted earnings per share	32,820,663	30,716,668	31,072,265

Earnings per share—Basic	$3.39	$1.90	$2.31

Earnings per share—Diluted	$3.34	$1.88	$2.30

        The following table sets forth the number of options to purchase shares of common stock and shares of restricted stock that were not included in the calculation of weighted average shares

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Earnings Per Share (Continued)

outstanding for diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 because their effects were antidilutive:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Options	—	11,500	597,191

Restricted stock	—	—	61,500

Note 7—Capital Stock and Stock Options

Issuance of Common Stock

        On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares offered, the Company issued and sold 2,500,000 shares of common stock and certain of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. The Company's proceeds from the offering were $85.7 million.

Dividends

        We paid the following quarterly dividends during the year ended December 31, 2011 and 2010 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45
December 2, 2010	December 23, 2010	$12.2 million	$0.40
September 2, 2010	September 23, 2010	$10.7 million	$0.35
June 3, 2010	June 24, 2010	$9.1 million	$0.30
March 11, 2010	March 25, 2010	$7.6 million	$0.25

Treasury Stock

        On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company's common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock.

        There were no material purchases of treasury stock during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the Company paid $17.4 million to purchase approximately 2.0 million shares of treasury stock.

        As of December 31, 2011, a total of 988,157 shares may yet be repurchased under the stock repurchase program.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Capital Stock and Stock Options (Continued)

Stock Based Compensation Plans

        In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the "2005 Plan"), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan.

        The Company records compensation cost relating to stock based payment transactions in accordance with ASC 718. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award) on a straight-line basis.

        The following compensation costs were reported in administrative expenses in the Company's consolidated statements of operations related to the Company's stock based compensation plans as a result of stock options granted in 2006 and restricted shares granted during the years 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock options	$—	$140	$125
Restricted stock	2,284	1,570	1,413

Stock based compensation	$2,284	$1,710	$1,538

        Cash received from employee exercises of stock options during 2011 and 2010 was approximately $1.2 million and $0.1 million, respectively. There were no employee exercises of stock options during 2009. TAL recognized tax benefits associated with the 2011 exercises, as the options represent "non-qualified" options for U.S. income tax purposes, which statutorily result in a tax deduction upon exercise.

        Total unrecognized compensation cost of approximately $3.1 million as of December 31, 2011 related to restricted shares granted during 2011 and 2010 will be recognized over a weighted average vesting period of approximately 1.5 years.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Capital Stock and Stock Options (Continued)

        Stock option activity under the Plans from January 1, 2011 to December 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value $ in 000's
Outstanding January 1, 2011	587,191	$18.11	4.8
Granted	—
Exercised(1)	(71,903)	$18.70		$948
Canceled	—

Outstanding: December 31, 2011	515,288	$18.03	3.8	$5,543

Exercisable: December 31, 2011	515,288	$18.03	3.8	$5,543

(1)
Pursuant to the provisions of the 2005 Plan, plan participants are permitted to use the value of common stock they own to pay for the exercise of their stock options. For the year ended December 31, 2011, plan participants tendered 3,310 shares of common stock to pay for stock option exercises, which the Company subsequently canceled and retired.

        Restricted stock activity from January 1, 2011 to December 31, 2011 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2011	253,750	$14.90
Granted	119,000	32.38
Vested(1)	(58,500)	23.94
Forfeited	—	—

Nonvested at December 31, 2011	314,250	$19.84

(1)
The fair value of restricted stock awards that vested during 2011 and 2010 was $1.6 million and $0.8 million, respectively.

Note 8—Segment and Geographic Information

Industry Segment Information

        The Company's operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically. The Company leases five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) chassis, which are used for the transportation of containers domestically, and (5) tank containers which are used to transport bulk liquid products such as chemicals.

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

        The following tables show segment information for the years ended December 31, 2011, 2010 and 2009, and the consolidated totals reported (in thousands):

2011	Equipment Leasing	Equipment Trading	Totals
Total revenues	$448,292	$68,395	$516,687
Equipment trading expenses	—	51,330	51,330
Depreciation and amortization	150,336	2,240	152,576
Net (gain) on sale of equipment	(51,969)	—	(51,969)
Interest and debt expense	102,858	2,612	105,470
Income before income taxes(1)	186,865	11,369	198,234
Equipment held for sale at December 31	14,061	32,987	47,048
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,112,239	85,064	3,197,303
Purchases of leasing equipment(2)	778,365	33,161	811,526
Investments in finance leases(2)	4,204	—	4,204

2010	Equipment Leasing	Equipment Trading	Totals
Total revenues	$328,619	$38,181	$366,800
Equipment trading expenses	—	28,814	28,814
Depreciation and amortization	115,261	666	115,927
Net (gain) on sale of equipment	(25,721)	(44)	(25,765)
Interest and debt expense	77,261	1,843	79,104
Income before income taxes(1)	97,526	5,824	103,350
Equipment held for sale at December 31	5,120	24,100	29,220
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	2,473,619	43,938	2,517,557
Purchases of leasing equipment(2)	823,183	15,644	838,827
Investments in finance leases(2)	5,387	—	5,387

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

2009	Equipment Leasing	Equipment Trading	Totals
Total revenues	$311,875	$40,662	$352,537
Equipment trading expenses	—	37,538	37,538
Depreciation and amortization	115,429	259	115,688
Net (gain) on sale of equipment	(9,278)	—	(9,278)
Interest and debt expense	68,004	803	68,807
Income before income taxes(1)	60,691	881	61,572
Equipment held for sale at December 31	27,315	18,976	46,291
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	1,781,002	19,976	1,800,978
Purchases of leasing equipment(2)	30,859	—	30,859
Investments in finance leases(2)	27,098	—	27,098

(1)
Segment income before taxes excludes net losses on interest rate swaps of $27.4 million and $13.0 million for the years ended December 31, 2011 and 2010, respectively, net gain on interest rate swaps of $35.2 million for the year ended December 31, 2009, the write-off of deferred financing costs of $1.1 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively, and gain on debt extinguishment of $14.1 million for the year ended December 31, 2009.

(2)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the period indicated, but excludes cash flows associated with the purchase of equipment held for resale.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total revenues:
United States of America	$41,387	$32,838	$32,781
Asia	209,731	148,672	140,263
Europe	231,979	161,930	154,906
Other international	33,590	23,360	24,587

Total	$516,687	$366,800	$352,537

        As the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Net (Gain) on Sale of Leasing Equipment

        The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Impairment loss on equipment held for sale	$141	$221	$1,598
(Gain) on sale of equipment—net of selling costs	(52,110)	(25,986)	(10,876)

Net (gain) on sale of leasing equipment	$(51,969)	$(25,765)	$(9,278)

Note 10—Income Taxes

        The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current taxes:
Federal	$526	$—	$—
State	101	—	—
Foreign	—	—	—

	627	—	—

Deferred taxes:
Federal	58,536	31,378	39,007
State	740	450	355
Foreign	110	94	(94)

	59,386	31,922	39,268

Total	$60,013	$31,922	$39,268

        The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal income taxes at statutory rate	$59,062	$31,376	$38,799
State income taxes (net of federal income tax benefit)	841	293	363
Reversal of deferred state tax liabilities (net of federal income tax expense)	—	—	(133)
Other/effect of permanent differences	110	253	239

	$60,013	$31,922	$39,268

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$75,670	$83,023
Allowance for losses	1,303	1,072
Derivative instruments	32,690	26,915
Deferred income	12,166	5,578
Accrued liabilities and other	—	5,775

	121,829	122,363

Deferred income tax liabilities:
Accelerated depreciation	308,109	252,651
Goodwill amortization	11,255	9,453
Other	1,332	—

	320,696	262,104

Net deferred income tax liability	$198,867	$139,741

        The Company has U.S. Federal net operating loss carryforwards of approximately $212 million at December 31, 2011. These losses will expire in 2026 through 2031. The Company has unrealized excess tax benefits related to restricted stock compensation costs of $0.1 million that it expects to credit to stockholders' equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

        It is the Company's policy to permanently reinvest its foreign earnings. U.S. income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiary. As of December 31, 2011 the cumulative undistributed earnings were approximately $4.7 million.

        In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company's consolidated results of operations and financial position. As of January 1, 2011 and December 31, 2011, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the Company's effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the consolidated statements of operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2005 through 2011 tax years remain subject to examination by major tax jurisdictions.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Savings Plan

        The Company's employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2011, 2010 and 2009 were approximately $0.3 million.

Note 12—Rental Income under Operating Leases

        The following are the minimum future rentals at December 31, 2011 due to TAL under non-cancelable operating leases of the Company's equipment (in thousands):

2012	$326,706
2013	269,439
2014	211,268
2015	174,663
2016	126,599
2017 and thereafter	157,834

$1,266,509

Note 13—Commitments and Contingencies

Lease Commitments

        The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company's operations. Total rent expense was approximately $2.2 million, $2.2 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Future minimum rental commitments under non-cancelable operating leases at December 31, 2011 were as follows (in thousands):

2012	$1,813
2013	1,187
2014	917
2015	624
2016	635
2017 and thereafter	3,508

$8,684

        At December 31, 2011, the aggregate future minimum rentals to be received by the Company under non-cancelable subleases was $0.2 million.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Commitments and Contingencies (Continued)

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of lease terms (if the lessee does not default on the lease) which expire in 2016. At December 31, 2011, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred, are included in accounts payable and accrued expenses and approximate fair value as of December 31, 2011. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of December 31, 2011. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees.

Purchase Commitments

        At December 31, 2011, the Company had commitments to purchase equipment in the amount of $107.2 million payable in 2012.

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

Indemnities

        The revolving credit facility, ABS facilities, asset backed warehouse facility and term loan facilities contain standard provisions present in loans of these types which obligate the Company to reimburse the lenders thereunder for any increased costs associated with continuing to hold the loans thereunder on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on the Company's debt if they were to be triggered. In all cases, the Company has the right to repay the applicable loan and avoid the increased costs. The term of these indemnities matches the length of the related term of the applicable loan.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2011:
Total revenues	$124,528	$120,221	$137,752	$134,186
Net income(1)(2)	$32,587	$23,191	$18,079	$35,867
Net income per basic common share	$1.07	$0.70	$0.55	$1.08
Net income per diluted common share	$1.05	$0.70	$0.54	$1.07
2010:
Total revenues	$79,598	$87,364	$95,802	$104,036
Net income(2)(3)	$5,899	$4,652	$11,777	$35,396
Net income per basic common share	$0.19	$0.15	$0.39	$1.16
Net income per diluted common share	$0.19	$0.15	$0.38	$1.15

(1)
Net income for 2011 reflects net gains on interest rate swaps of $8.0 million ($5.2 million on an after-tax basis) and $3.0 million ($1.9 million on an after-tax basis) in the first and fourth quarters, respectively. Net losses on interest rate swaps of $15.1 million ($9.8 million on an after-tax basis) and $23.2 million ($15.0 million on an after-tax basis) are reflected in the second and third quarters, respectively.

(2)
Effective October 1, 2010, the Company increased the residual value estimates used in its equipment depreciation policy. Without this change, the Company's depreciation expense in 2011 would have been $5.3 million higher ($3.4 million after tax or $0.11 per diluted share), $5.4 million higher ($3.5 million after tax or $0.11 per diluted share), $5.5 million higher ($3.5 million after tax or $0.11 per diluted share) and $5.9 million higher ($3.9 million after tax or $0.11 per diluted share) for the quarters ended March 31, June 30, September 30 and December 31, respectively, and would have been $5.5 million higher ($3.6 million after tax or $0.12 per diluted share) for the quarter and year ended December 31, 2010 (see Note 2).

(3)
Net income for 2010 reflects net losses on interest rate swaps of $6.8 million ($4.6 million on an after-tax basis), $15.0 million ($9.7 million on an after-tax basis) and $9.7 million ($6.3 million on an after-tax basis) in the first, second and third quarters, respectively. Net gains of $18.5 million ($11.9 million on an after-tax basis) are reflected in the fourth quarter of 2010.

Note 15—Foreign Currency Activities

        The Company recorded $0.4 million of net foreign currency exchange losses in the years ended December 31, 2011 and 2010, respectively. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to its Euro and Pound Sterling transactions and related assets and liabilities.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent Events

Quarterly Dividend

        On February 9, 2012, the Company's Board of Directors approved and declared a $0.55 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 29, 2012 to shareholders of record at the close of business on March 8, 2012.

SCHEDULE II

TAL International Group, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2011	$1,169	$(94)	$—	$(2)	$1,073
For the year ended December 31, 2010	$1,618	$(441)	$—	$(8)	$1,169
For the year ended December 31, 2009	$1,420	$(1,517)	$1,713	$2	$1,618
Accounts Receivable—Allowance for doubtful accounts:
For the year ended December 31, 2011	$429	$275	$(36)	$(1)	$667
For the year ended December 31, 2010	$757	$(124)	$(194)	$(10)	$429
For the year ended December 31, 2009	$807	$398	$(437)	$(11)	$757
Allowance for equipment loss:
For the year ended December 31, 2011	$—	$181	$(25)	$—	$156
For the year ended December 31, 2010	$1,051	$(278)	$(773)	$—	$—
For the year ended December 31, 2009	$316	$1,664	$(929)	$—	$1,051

(a)
Primarily relates to the effect of foreign currency translation.

S-1