Form 10-Q
period 2012-03-31
TAL International Group, Inc.
filed 2012-04-30
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2012
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

        As of April 20, 2012, there were 33,567,883 shares of the Registrant's common stock, $.001 par value outstanding.

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

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 22, 2012, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and March 31, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 22, 2012, from which the accompanying December 31, 2011 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $660,954 and $626,965	$2,705,930	$2,663,443
Net investment in finance leases, net of allowances of $1,047 and $1,073	142,190	146,742
Equipment held for sale	44,044	47,048

Revenue earning assets	2,892,164	2,857,233
Cash and cash equivalents (including restricted cash of $32,530 and $34,466)	106,337	175,343
Accounts receivable, net of allowances of $713 and $667	56,383	56,491
Goodwill	71,898	71,898
Deferred financing costs	23,383	24,028
Other assets	14,096	11,539
Fair value of derivative instruments	616	771

Total assets	$3,164,877	$3,197,303

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$32,292	$55,320
Fair value of derivative instruments	69,659	78,122
Accounts payable and other accrued expenses	57,474	66,607
Net deferred income tax liability	217,244	198,867
Debt	2,208,969	2,235,585

Total liabilities	2,585,638	2,634,501
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,577,226 and 36,412,659 shares issued respectively	37	36
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	490,811	489,468
Accumulated earnings	134,916	120,449
Accumulated other comprehensive (loss)	(8,990)	(9,616)

Total stockholders' equity	579,239	562,802

Total liabilities and stockholders' equity	$3,164,877	$3,197,303

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing revenues:
Operating leases	$119,481	$95,324
Finance leases	3,698	4,246

Total leasing revenues	123,179	99,570
Equipment trading revenue	14,461	24,216
Management fee income	660	703
Other revenues	32	39

Total revenues	138,332	124,528

Operating expenses (income):
Equipment trading expenses	12,563	19,289
Direct operating expenses	5,581	4,100
Administrative expenses	11,106	10,563
Depreciation and amortization	45,205	32,253
Provision for doubtful accounts	14	39
Net (gain) on sale of leasing equipment	(10,760)	(7,885)

Total operating expenses	63,709	58,359

Operating income	74,623	66,169
Other expenses (income):
Interest and debt expense	26,625	23,731
Net (gain) on interest rate swaps	(2,972)	(8,007)

Total other expenses	23,653	15,724

Income before income taxes	50,970	50,445
Income tax expense	18,043	17,858

Net income	$32,927	$32,587

Net income per common share—Basic	$0.99	$1.07

Net income per common share—Diluted	$0.98	$1.05

Cash dividends paid per common share	$0.55	$0.45
Weighted average number of common shares outstanding—Basic	33,192	30,546
Dilutive stock options	386	422

Weighted average number of common shares outstanding—Diluted	33,578	30,968

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$32,927	$32,587
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of tax benefit of $0 and $272, respectively)	—	(500)
Amortization of net loss on derivative instruments previously designated as cash flow hedges (net of tax expense of $282 and $209, respectively)	518	387
Foreign currency translation adjustment	108	77

Other comprehensive income, net of tax	626	(36)

Comprehensive income	$33,553	$32,551

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$32,927	$32,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,205	32,253
Amortization of deferred financing costs	1,283	773
Net (gain) on sale of leasing equipment	(10,760)	(7,885)
Net (gain) on interest rate swaps	(2,972)	(8,007)
Realized loss on interest rate swaps terminated prior to their contractual maturities	(5,498)	—
Deferred income taxes	18,043	17,858
Stock compensation charge	1,212	650
Net equipment purchased for resale activity	(6,798)	(2,511)
Changes in operating assets and liabilities	(10,917)	(11,105)

Net cash provided by operating activities	61,725	54,613

Cash flows from investing activities:
Purchases of leasing equipment	(123,100)	(122,845)
Investments in finance leases	—	(745)
Proceeds from sale of equipment, net of selling costs	29,371	21,893
Cash collections on finance lease receivables, net of income earned	8,526	8,144
Other	88	(11)

Net cash (used in) investing activities	(85,115)	(93,564)

Cash flows from financing activities:
Common stock dividends paid	(18,264)	(13,751)
Financing fees paid under debt facilities	(638)	(2,799)
Borrowings under debt facilities	121,500	206,500
Payments under debt facilities	(138,501)	(140,708)
Payments under capital lease obligations	(9,845)	(9,524)
Stock options exercised	132	726
(Increase) in restricted cash	1,936	(6,782)

Net cash (used in) provided by financing activities	(43,680)	33,662

Net (decrease) in unrestricted cash and cash equivalents	$(67,070)	$(5,289)
Unrestricted cash and cash equivalents, beginning of period	140,877	62,594

Unrestricted cash and cash equivalents, end of period	$73,807	$57,305

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$32,292	$125,379

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements

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

C.    Recently Adopted Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides guidance to prospectively ensure common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The Company has adopted ASU 2011-04 effective January 1, 2012. The Company's adoption of ASU 2011-04 had no material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires the presentation of the components of net income, other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. Effective January 1, 2012, the Company has adopted the two consecutive statement approach. The Company's adoption of ASU 2011-05 had no material impact on the Company's consolidated financial statements as it is presentation-only in nature.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments

        The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, net investment in finance leases and other assets approximated fair value as of March 31, 2012.

        The Company estimates that as of March 31, 2012, the carrying value of its debt instruments was approximately $8.3 million higher than their fair value. The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using discount rates which reflect the Company's estimate of current market interest rates and spreads (Level 2 inputs) as of March 31, 2012.

Note 3—Dividends

        The Company paid the following quarterly dividends during the three months ended March 31, 2012 and 2011 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 8, 2012	March 29, 2012	$18.3 million	$0.55
March 3, 2011	March 24, 2011	$13.8 million	$0.45

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

        The following compensation costs were reported in administrative expenses in the Company's consolidated statements of operations related to the Company's stock-based compensation plans as a result of restricted shares granted in 2009, 2010, 2011 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$—	$—
Restricted stock	1,212	650

Total	$1,212	$650

        Total unrecognized compensation cost of approximately $6.7 million as of March 31, 2012 related to 355,750 restricted shares granted during 2010, 2011 and 2012 will be recognized over the remaining weighted average vesting period of approximately 2.3 years.

        During the three months ended March 31, 2012, the Company issued 21,817 net shares of common stock due to stock option exercises during the period.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2012	December 31, 2011
Gross finance lease receivables	$180,694	$187,509
Allowance on gross finance lease receivables(1)	(1,047)	(1,073)

Gross finance lease receivables, net of allowance	179,647	186,436
Unearned income	(37,457)	(39,694)

Net investment in finance leases	$142,190	$146,742

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

        In order to estimate its allowance for losses on its gross finance lease receivables, the Company categorizes the credit worthiness of the receivables in the portfolio based on internal customer credit ratings, which are reviewed and updated, as appropriate, on an ongoing basis. The internal customer credit ratings are developed based on a review of the financial performance and condition, operating environment, geographical location and trade routes of TAL's customers.

        The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

          Tier 1— These customers are typically large international shipping lines who have been in business for many years and have world class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides TAL with insight into the customers' current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical downturns and would likely have greater access to needed capital than lower rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        Based on the above categories, the Company's gross finance lease receivables were as follows as of the dates presented (in thousands):

	March 31, 2012	December 31, 2011
Tier 1	$125,195	$131,513
Tier 2	55,499	55,996
Tier 3	—	—

	$180,694	$187,509

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2012, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.4 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. Gross finance lease receivables that were in non-accrual status as of March 31, 2012 were immaterial. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the three months ended March 31, 2012	$1,073	$(27)	$—	$1	$1,047
For the three months ended March 31, 2011	$1,169	$62	$—	$3	$1,234

(a)
Primarily relates to the effect of foreign currency translation.

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Asset backed securitization term notes (ABS)	$1,174,345	$1,220,500
Term loan facilities	560,784	580,900
Asset backed warehouse facility	246,000	216,500
Revolving credit facility	90,000	70,000
Capital lease obligations	137,840	147,685

Total debt	$2,208,969	$2,235,585

        As of March 31, 2012 the Company had $892.7 million of debt outstanding on facilities with fixed interest rates and $1,316.2 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). The Company economically hedge the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap contracts

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (Continued)

that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2012, the Company had interest rate swaps in place with a total notional value of $909.5 million to fix the floating interest rates on a portion of its floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2012, was in compliance with all such covenants.

Asset Backed Warehouse Facility

        In March 2012, the Company increased the size of its asset backed warehouse facility from $400 million to $455 million.

Note 7—Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for the revolving credit facility and the amounts payable under certain interest rate swap agreements.

        As of March 31, 2012, the Company had in place total interest rate swap agreements to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$909.5 million	3.14%	4.1 years

        The Company's net interest expense on its interest rate swap agreements for the three months ended March 31, 2012 and 2011 was $6.7 million and $8.0 million, respectively. The Company records net interest on its interest rate swap agreements in interest and debt expense in its consolidated statements of operations.

        Most of the Company's interest rate swap agreements have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and therefore changes in the fair value of the interest rate swap contracts are reflected in the statements of operations as net loss on interest rate swaps.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

        During the three months ended March 31, 2012, the Company terminated interest rate swap agreements with a notional value of $100 million, and partially replaced them with an interest rate swap with a notional value of $75 million that expires in 2018. The Company paid $5.5 million to its interest rate swap counterparties to terminate these agreements. As these interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of operations as net loss on interest rate swaps.

        As of March 31, 2012, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges was approximately $12.3 million, of which $3.0 million is expected to be amortized to interest expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to these terminated interest rate swap agreements would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

Foreign Currency Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. Dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 3.3 million Euros and receive approximately $5.1 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

Fair Value of Derivative Instruments

        Under the criteria established by ASC 820, the Company has elected to use the income approach to value its interest rate swap and foreign currency rate swap agreements, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts and spot currency rates) and inputs other than quoted prices that are observable for the asset or liability (specifically forward currency points, LIBOR cash and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—	Fair value of derivative instruments	$69.7	Fair value of derivative instruments	$78.1
Foreign exchange contracts not designated	Fair value of derivative instruments	0.6	Fair value of derivative instruments	0.8	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total derivatives		$0.6		$0.8		$69.7		$78.1

Derivatives Not Designated as Hedging Instruments under ASC 815
Effect of Derivative Instruments on Consolidated Statements of Operations
(in millions)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivatives
Derivative Instrument		2012	2011
Interest rate swap agreements	Net (gain) on interest rate swaps	$(3.0)	$(8.0)
Foreign exchange agreements	Administrative expenses	0.2	0.3

Total		$(2.8)	$(7.7)

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

  •
  Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container traders and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        The following table shows segment information for the three months ended March 31, 2012 and 2011 and the consolidated totals reported (dollars in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$121,805	$16,527	$138,332	$99,380	$25,148	$124,528
Equipment trading expenses	—	12,563	12,563	—	19,289	19,289
Depreciation and amortization expense	44,170	1,035	45,205	32,246	7	32,253
Net (gain) on sale of leasing equipment	(10,760)	—	(10,760)	(7,885)	—	(7,885)
Interest and debt expense	25,781	844	26,625	23,221	510	23,731
Income before income taxes(1)	46,169	1,829	47,998	37,476	4,962	42,438
Equipment held for sale at March 31	16,812	27,232	44,044	5,951	18,350	24,301
Goodwill at March 31	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at March 31	3,087,464	77,413	3,164,877	2,627,582	36,528	2,664,110
Purchases of leasing equipment(2)	123,100	—	123,100	122,845	—	122,845
Investments in finance leases(2)	—	—	—	745	—	745

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $3.0 million and $8.0 million for the three months ended March 31, 2012 and 2011.

(2)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

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

	Three Months Ended March 31,
	2012	2011
Total revenues:
United States of America	$9,809	$9,962
Asia	59,648	56,906
Europe	60,791	50,445
Other International	8,084	7,215

Total	$138,332	$124,528

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At March 31, 2012, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred, are included in accounts payable and accrued expenses and approximate fair value as of March 31, 2012. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of March 31, 2012. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees.

Purchase Commitments

        At March 31, 2012, commitments for capital expenditures totaled approximately $228.4 million.

Note 10—Income Taxes

        The consolidated income tax expense for the three months ended March 31, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2012 and the year ended December 31, 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Subsequent Events

Quarterly Dividend

        On April 25, 2012 the Company's Board of Directors approved and declared a $0.58 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 22, 2012 to shareholders of record at the close of business on June 1, 2012.

Debt Facilities

        In April 2012, the Company increased the size of its asset backed warehouse facility from $455 million to $585 million, and completed a private placement for $153 million and used the proceeds to repay amounts outstanding under the asset backed warehouse facility.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 22, 2012. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2012, our total fleet consisted of 1,012,891 containers and chassis, including 25,991 containers under management for third parties, representing 1,648,707 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 225 third-party container depot facilities in 39 countries as of March 31, 2012. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2012, our twenty largest customers accounted for 80% of our leasing revenues, our five largest customers accounted for 49% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	March 31, 2012			December 31, 2011			March 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	825,279	23,926	849,205	823,541	24,361	847,902	722,190	25,403	747,593
Refrigerated	54,111	151	54,262	50,580	171	50,751	45,919	236	46,155
Special	46,416	1,914	48,330	46,080	1,959	48,039	43,978	2,106	46,084
Tank	5,806	—	5,806	5,396	—	5,396	3,096	—	3,096
Chassis	10,784	—	10,784	10,789	—	10,789	9,205	—	9,205

Equipment leasing fleet	942,396	25,991	968,387	936,386	26,491	962,877	824,388	27,745	852,133
Equipment trading fleet(1)	44,504	—	44,504	46,767	—	46,767	28,432	—	28,432

Total	986,900	25,991	1,012,891	983,153	26,491	1,009,644	852,820	27,745	880,565

Percentage	97.4%	2.6%	100.0%	97.4%	2.6%	100.0%	96.8%	3.2%	100.0%

(1)
Includes 36,191 units, 37,117 units and 23,564 units on lease under sale-leaseback transactions as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

	Equipment Fleet in TEUs
	March 31, 2012			December 31, 2011			March 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,321,801	43,379	1,365,180	1,323,458	44,155	1,367,613	1,164,757	46,043	1,210,800
Refrigerated	102,920	268	103,188	95,671	298	95,969	86,737	407	87,144
Special	82,480	3,211	85,691	81,514	3,283	84,797	76,245	3,521	79,766
Tank	5,806	—	5,806	5,396	—	5,396	3,146	—	3,146
Chassis	19,207	—	19,207	19,217	—	19,217	16,361	—	16,361

Equipment leasing fleet	1,532,214	46,858	1,579,072	1,525,256	47,736	1,572,992	1,347,246	49,971	1,397,217
Equipment trading fleet(2)	69,635	—	69,635	72,876	—	72,876	44,755	—	44,755

Total	1,601,849	46,858	1,648,707	1,598,132	47,736	1,645,868	1,392,001	49,971	1,441,972

Percentage	97.2%	2.8%	100.0%	97.1%	2.9%	100.0%	96.5%	3.5%	100.0%

(2)
Includes 58,931 TEU, 60,540 TEU and 37,994 TEU on lease under sale-leaseback transactions as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

	Equipment Fleet in Cost Equivalent Units (CEU's)
	March 31, 2012			December 31, 2011			March 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,036,241	42,343	2,078,584	2,000,747	43,265	2,044,012	1,704,478	45,761	1,750,239

Percentage	98.0%	2.0%	100.0%	97.9%	2.1%	100.0%	97.4%	2.6%	100.0%

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

        As of March 31, 2012, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	83.8%	64.7%
Refrigerated	5.4	21.4
Special	4.8	7.5
Chassis	1.0	1.9
Tank	0.6	2.8

Equipment leasing fleet	95.6	98.3
Equipment trading fleet	4.4	1.7

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	March 31, 2012	December 31, 2011	March 31, 2011
Long-term leases	67.5%	67.7%	65.2%
Finance leases	7.3	7.6	8.8
Service leases	19.4	20.7	21.3
Expired long-term leases (units on-hire)	5.8	4.0	4.7

Total	100.0%	100.0%	100.0%

        As of March 31, 2012, December 31, 2011 and March 31, 2011, our long-term and finance leases had an average remaining contract term of approximately 47 months, 48 months, and 51 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities

        Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the first quarter of 2012 decreased 0.7% from the fourth quarter of 2011, and increased 23.7% from the first quarter of 2011.

        Owned fleet size.    As of March 31, 2012, our owned fleet included 1,601,849 TEUs, an increase of 0.2% from December 31, 2011 and 15.1% from March 31, 2011. TAL's fleet was fairly static in the first quarter of 2012 since the delivery of new containers was limited. TAL has already placed substantial orders for containers in 2012, but delivery of these containers mostly begins in the second quarter when dry container trade volumes typically start to build toward the summer peak. The increase in fleet size over the first quarter of 2011 was mainly due to large purchases of new containers and the completion of several large sale-leaseback transactions in 2011.

        Many of our customers and market forecasters are projecting moderate containerized trade growth for 2012, with Clarkson Research Services currently forecasting growth of 7.1%. In addition, most of our shipping line customers continue to be reluctant to purchase large numbers of containers directly, and they are continuing to rely on leasing for an increased share of their new container requirements. Because of these factors, we have already concluded a large number of lease transactions to help our customers ensure they will have sufficient container capacity to handle their expected cargo volumes this year. We have placed substantial orders for new containers to support these lease commitments, and we have also entered into several sale-leaseback transactions with our customers where we purchase containers owned by the customer and lease the containers back to the customer for further use. As of April 26, 2012, we have purchased over $450 million of containers through new orders and sale-leaseback transactions. We expect most of these new and sale-leaseback containers to enter our fleet in the second quarter, and we expect customer pick-ups of this equipment to accelerate in the second quarter, as well. The pace at which our existing lease commitments are converted into pick-ups will determine how much additional equipment we order later this year.

        Utilization.    Our average utilization was 98.2% during the first quarter of 2012, a decrease of 0.4% from the fourth quarter and first quarter of 2011. Ending utilization decreased 0.9% from 98.6% as of December 31, 2011 to 97.7% as of March 31, 2012. Our utilization remains quite high due to the general tight supply/demand balance for containers and our customers' reluctance to order large volumes of new containers directly, though utilization decreased slightly during the first quarter due to typical seasonal weakness in trade volumes.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011
Average Utilization	98.2%	98.6%	98.6%	98.8%	98.6%

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Ending Utilization	97.7%	98.6%	98.7%	98.9%	98.6%

(1)
Utilization is computed by dividing our total units on lease (in CEU's) by the total units in our fleet (in CEU's) excluding new units not yet leased and off-hire units designated for sale.

        Effective for our 2011 10-K filing, we changed our utilization calculation to be based on CEU's and to exclude off-hire units designated for sale. This new method provides a better indicator of the performance of our leasable fleet because it gives greater weight to more expensive equipment types and it does not include those off-hire containers that have been designated for sale. In addition, we believe our utilization calculated under this new methodology more closely conforms to those used by our publicly traded competitors. Utilization for all of the periods shown above has been recalculated using this new methodology.

        Average lease rates.    Average lease rates for our dry container product line in the first quarter of 2012 remained flat compared to the fourth quarter of 2011, and increased 6.3% from the first quarter of 2011. New dry container prices reached peak levels during the first half of 2011, and our average dry container lease rates increased throughout the year as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. New container prices fell back toward historically-normal levels toward the end of 2011, and market leasing rates for new containers during the first quarter of 2012 were fairly close to our portfolio average.

        During the first quarter of 2012, average lease rates for refrigerated containers decreased 1.2% compared to the fourth quarter of 2011, and were 2.1% lower than the first quarter of 2011, while the average lease rates for special containers were 0.7% higher than the fourth quarter of 2011, and 3.0% higher compared to the first quarter of 2011.

        Equipment disposals.    During the first quarter of 2012, we recognized a $10.8 million gain on the sale of our used containers compared to gains of $12.3 million in the fourth quarter of 2011 and $7.9 million in the first quarter of 2011. Gain on sale decreased in the first quarter of 2012 compared to the fourth quarter of 2011 primarily due to lower average sale prices. Used container sale prices reached record levels during the summer of 2011 due to the general tight supply/demand balance for containers and the high price for new containers at that time. Used container disposal prices have been decreasing for the last few quarters, though they remain quite high compared to historical averages. In addition, the decrease in sale prices slowed toward the end of the first quarter of 2012 as leasing demand for dry containers improved seasonally. We generally expect that used container sale prices will continue to trend toward historical levels, but this may take some time if leasing demand remains strong in 2012.

        Equipment ownership expenses.    Our ownership expenses, which consist principally of depreciation and interest expense, increased by $1.0 million or 1.4% in the first quarter of 2012 compared to the fourth quarter of 2011, and increased by $15.8 million or 28.2% compared to the first quarter of 2011.

        TAL purchased a large volume of new containers in 2011 and our average revenue earning assets increased by approximately 22% from the first quarter of 2011 to the first quarter of 2012. Depreciation expense increased $12.9 million or 39.9% compared to the first quarter 2011. Over the past year, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. Currently, a relatively small portion of our container fleet is approaching the end of its useful life for accounting purposes, and as a result, the portion of our fleet that is fully depreciated has been shrinking. This increases our depreciation expense relative to our revenue earning assets. In addition, we placed large orders for containers to be delivered in the first quarter of 2011 due to the extreme shortage of containers that developed in 2010. Under TAL's depreciation policy, depreciation starts at the time of on-hire or January 1st of the year following acceptance, whichever comes first. Many of the containers accepted in the first quarter of 2011 were not picked up until later in the year.

        Interest expense increased $2.9 million or 12.2% compared to the first quarter of 2011. The increase from the first quarter of 2011 was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases in 2011. Our average effective interest rate decreased by 0.34% in the first quarter of 2012 compared to the first quarter of 2011 mainly due to the termination of several interest rate swap contracts that we had entered in prior years, and the replacement of those swaps with longer term swap contracts that have lower fixed rates.

        Credit performance.    Our credit performance remained strong during the first quarter of 2012, and we recorded a provision for doubtful accounts of less than $0.1 million. However, our concern about credit risk remains heightened due to the difficult conditions and the sizable financial losses many of our shipping line customers experienced in 2011.

        During 2011, excess vessel capacity placed severe pressure on freight rates on the major East/West trade lanes. Effective vessel capacity increased significantly in 2011 due to deliveries of new vessels and the re-introduction of ships that had been laid up in 2009 and 2010. Containerized trade growth was not large enough in 2011 to fully utilize this increased vessel capacity. Higher fuel prices combined with the drop in freight rates to squeeze the profitability of our customers, and many of them reported large losses last year. While our customers are reporting improved freight rates in 2012, we anticipate that they will continue to experience difficult operating conditions and that many will experience financial losses again this year. As a result, the potential for credit losses remains elevated.

        Operating expenses.    Our direct operating expenses were $5.6 million during the first quarter of 2012, compared to $4.6 million in the fourth quarter of 2011 and $4.1 million during the first quarter of 2011. Our direct operating expenses increased during the first quarter of 2012 due to higher repair and storage costs resulting from a higher volume of redeliveries and slightly lower utilization.

        Our administrative expenses remained relatively flat at $11.1 million compared to the fourth and first quarters of 2011. The limited change in our administrative expenses over the last year highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. Over the last three years, the ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 9.5% in 2011, and 9.0% in the first quarter of 2012.

Dividends

        We paid the following quarterly dividends during the three months ended March 31, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 8, 2012	March 29, 2012	$18.3 million	$0.55
March 3, 2011	March 24, 2011	$13.8 million	$0.45

        While most of our dividends have historically been treated as a non-taxable return of capital, based on our current estimates we believe that a portion of TAL's dividends paid in 2012 will be taxable to TAL shareholders with the balance treated as a return of capital. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Results of Operations

        The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended March 31,
	2012	2011
Leasing revenues	$123,179	$99,570
Equipment trading revenues	14,461	24,216
Management fee income	660	703
Other revenues	32	39

Total revenues	138,332	124,528

Operating expenses (income):
Equipment trading expenses	12,563	19,289
Direct operating expenses	5,581	4,100
Administrative expenses	11,106	10,563
Depreciation and amortization	45,205	32,253
Provision for doubtful accounts	14	39
Net (gain) on sale of leasing equipment	(10,760)	(7,885)

Total operating expenses	63,709	58,359

Operating income	74,623	66,169
Other expenses (income):
Interest and debt expense	26,625	23,731
Net (gain) on interest rate swaps	(2,972)	(8,007)

Total other expenses	23,653	15,724

Income before income taxes	50,970	50,445
Income tax expense	18,043	17,858

Net income	$32,927	$32,587

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$113,056	$91,193
Fee and ancillary lease revenue	6,425	4,131

Total operating lease revenue	119,481	95,324
Finance lease revenue	3,698	4,246

Total leasing revenues	$123,179	$99,570

        Total leasing revenues were $123.2 million for the three months ended March 31, 2012, compared to $99.6 million for the three months ended March 31, 2011, an increase of $23.6 million, or 23.7%.

        Per diem revenue increased by $21.9 million compared to the first quarter of 2011. The primary reasons for the increase are as follows:

  •
  $15.9 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units in our fleet; and

  •
  $3.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average.

        Fee and ancillary lease revenue increased $2.3 million in the first quarter of 2012 primarily due to an increase in repair revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $0.5 million in the first quarter of 2012, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Equipment trading revenues	$14,461	$24,216
Equipment trading expenses	(12,563)	(19,289)

Equipment trading margin	$1,898	$4,927

        The equipment trading margin decreased $3.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The trading margin decreased primarily due to lower sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $5.6 million for the three months ended March 31, 2012, compared to $4.1 million for the three months ended March 31, 2011, an increase of $1.5 million. The primary reasons for the increase are as follows:

  •
  $1.0 million increase in storage and handling costs due to an increase in the number of idle units; and

  •
  $0.8 million increase in repair costs due to a higher volume of repairs, primarily for our dry and refrigerated containers.

        Administrative expenses.    Administrative expenses were $11.1 million for the three months ended March 31, 2012 compared to $10.6 million for the three months ended March 31, 2011, an increase of 0.5 million, or approximately 5%, primarily due to increased incentive stock compensation.

        Depreciation and amortization.    Depreciation and amortization was $45.2 million for the three months ended March 31, 2012, compared to $32.3 million for the three months ended March 31, 2011,

an increase of $12.9 million or 39.9% primarily due to a net increase in the size of our depreciable fleet.

        Provision for doubtful accounts.    Our provision for doubtful accounts was less than $0.1 million for the three months ended March 31, 2012 and 2011. In general, our provision for doubtful accounts has remained low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Net gain on sale of equipment was $10.8 million for the three months ended March 31, 2012, compared to a gain of $7.9 million for the three months ended March 31, 2011, an increase of $2.9 million. Gain on sale increased by $6.7 million due to higher sales volumes, partially offset by a decrease of $3.4 million due to the higher cost of equipment sold and a decrease of $0.8 million due to lower selling prices. The higher cost of equipment sold was driven by the large portion of units sold that had been purchased in a sale-leaseback transaction in the latter half of 2011 for prices higher than the typical book value of our older containers.

        Interest and debt expense.    Interest and debt expense was $26.6 million for the three months ended March 31, 2012, compared to $23.7 million for the three months ended March 31, 2011, an increase of $2.9 million. Interest and debt expense increased by $4.6 million due to a higher average debt balance mostly due to new equipment purchases during 2011, and decreased by $1.9 million due to a lower effective interest rate.

        Net (gain) on interest rate swaps.    Net gain on interest rate swaps was $3.0 million for the three months ended March 31, 2012, compared to $8.0 million for the three months ended March 31, 2011. The fair value of our interest rate swap agreements increased during the first quarter of 2012 due to an increase in long-term interest rates.

        Income tax expense.    Income tax expense was $18.0 million for the three months ended March 31, 2012, compared to $17.9 million for the three months ended March 31, 2011. The effective tax rate was 35.4% for the three months ended March 31, 2012 and 2011.

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

Segment Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Equipment leasing segment:
Total revenues	$121,805	$99,380
Depreciation and amortization	44,170	32,246
Interest and debt expense	25,781	23,221
Net (gain) on sale of leasing equipment	(10,760)	(7,885)
Income before income taxes(1)	$46,169	$37,476

(1)
Income before income taxes excludes net gains on interest rate swaps of $3.0 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $121.8 million in the three months ended March 31, 2012 compared to $99.4 million in the three months ended March 31, 2011, an increase of $22.4 million, or 22.5%. The primary reasons for the increase are as follows:

  •
  $15.9 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units in our fleet;

  •
  $3.4 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average;

  •
  $2.3 million increase in fee and ancillary lease revenue primarily due to an increase in repair revenue and fees resulting from increased redeliveries; and

  •
  $0.5 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $46.2 million in the three months ended March 31, 2012 compared to $37.5 million in the three months ended March 31, 2011, an increase of $8.7 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $22.4 million increase in Equipment leasing revenue in the first quarter of 2012;

  •
  $2.9 million increase in gain on the sale of leasing equipment primarily due to higher sales volumes, partially offset by the higher cost of equipment sold and lower selling prices;

  •
  $11.9 million increase in depreciation expense, primarily due to a net increase in the size of the depreciable fleet; and

  •
  $2.6 million increase in interest and debt expense due to a higher average debt balance mostly due to new equipment purchases during 2011, partially offset by a lower effective interest rate.

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

Segment Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Equipment trading segment:
Total leasing revenues	$2,066	$932
Equipment trading revenues	14,461	24,216
Equipment trading expenses	(12,563)	(19,289)

Equipment trading margin	1,898	4,927
Interest and debt expense	844	510
Income before income taxes(1)	1,829	4,962

(1)
Income before income taxes excludes net gains on interest rate swaps of $3.0 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $3.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The trading margin decreased primarily due to lower sales volumes.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $1.8 million in the three months ended March 31, 2012 compared to $5.0 million in the three months ended March 31, 2011. Income before income taxes decreased primarily due to a decrease in the Equipment trading margin.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended March 31, 2012, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $444.4 million. In addition, as of March 31, 2012, we had $73.8 million of unrestricted cash and $219.0 million of additional borrowing capacity under our current credit facilities.

        In April 2012, we completed a private placement for $153 million and used the proceeds to repay amounts outstanding under our asset backed warehouse facility. In addition, we increased the size of our asset backed warehouse facility by $55 million in March 2012 and increased it by a further $130 million in April 2012 to bring the maximum availability to $585 million.

        As of March 31, 2012, major committed cash outflows in the next 12 months include $260.7 million of committed but unpaid capital expenditures and $283.7 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At March 31, 2012, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,174.3	$1,174.3
Term loan facilities	560.8	560.8
Asset backed warehouse facility	246.0	455.0
Revolving credit facility	90.0	100.0
Capital lease obligations	137.8	137.8

Total Debt	$2,208.9	$2,427.9

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of March 31, 2012 we had $892.7 million of debt outstanding on facilities with fixed interest rates and $1,316.2 million of debt outstanding on facilities with interest rates based on floating rate indices (such as LIBOR). We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap contracts that convert a potion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2012, we had interest rate swaps in place with a total notional value of $909.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.

Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At March 31, 2012, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2012, the required and actual Consolidated EBIT to Cash Interest Expense ratio and EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities that have a borrowing capacity of approximately $200 million or greater were as follows:

Entity/Issuer	Minimum EBIT to Cash Interest Expense Ratio	Actual EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.91
TAL Advantage I, LLC	1.10	4.41
TAL Advantage II, LLC	1.10	2.03
TAL Advantage III, LLC	1.30	2.80
TAL Advantage IV, LLC	1.10	2.16

  Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purposes of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc. TNW is calculated as total tangible assets less total indebtedness, which includes equipment purchases payable and, in certain cases, the fair value of derivative instruments liability.

        For the majority of our debt facilities, the required Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of March 31, 2012, the required Minimum TNW and actual TNW for each of our SPEs were $515.7 million and $824.2 million, respectively. As of March 31, 2012, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities that have a borrowing capacity of approximately $200 million or greater was as follows (in thousands):

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	2.81
TAL Advantage II, LLC	4.75	2.72
TAL Advantage III, LLC	4.75	2.72
TAL Advantage IV, LLC	4.75	2.72

        As of March 31, 2012, our outstanding debt on facilities with borrowing capacity of approximately $200 million or greater was approximately $1,596 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$61,725	$54,613

Net cash (used in) investing activities:
Purchases of leasing equipment	$(123,100)	$(122,845)
Investment in finance leases	—	(745)
Proceeds from sale of equipment, net of selling costs	29,371	21,893
Cash collections on finance lease receivables, net of income earned	8,526	8,144
Other	88	(11)

Net cash (used in) investing activities	$(85,115)	$(93,564)

Net cash (used in) provided by financing activities	$(43,680)	$33,662

Operating Activities

        Net cash provided by operating activities increased by $7.1 million to $61.7 million in the three months ended March 31, 2012, compared to $54.6 million in the three months ended March 31, 2011 primarily due to increased profitability, partially offset by a $4.3 million increase in our net purchases of trading equipment and payments of $5.5 million to our interest rate swap counterparties for the termination of certain interest rate swap agreements.

Investing Activities

        Net cash used in investing activities decreased by $8.5 million to $85.1 million in the three months ended March 31, 2012 compared to $93.6 million in the three months ended March 31, 2011. This decrease was primarily due to an increase in sales proceeds resulting from higher sales volumes.

Financing Activities

        Net cash used in financing activities was $43.7 million in the three months ended March 31, 2012 compared to net cash provided by financing activities of $33.7 million in the three months ended March 31, 2011. The major changes were as follows:

        During the three months ended March 31, 2012, we had net payments of $27.5 million under our various debt facilities compared to net borrowings of $53.5 million in the three months ended March 31, 2011. In the three months ended March 31, 2012, we paid $18.3 million in dividends compared to $13.8 million in dividends paid during the three months ended March 31, 2011.

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

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2012:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2012	2013	2014	2015	2016 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,448.0	$269.5	$382.7	$386.8	$351.3	$1,057.7
Capital lease obligations(2)	159.4	8.8	20.4	24.0	39.7	66.5
Operating leases (mainly facilities)	8.1	1.2	1.2	0.9	0.6	4.2
Purchase obligations:
Equipment purchases payable	32.3	32.3	—	—	—	—
Equipment purchase commitments	228.4	228.4	—	—	—	—

Total contractual obligations	$2,876.2	$540.2	$404.3	$411.7	$391.6	$1,128.4

(1)
Amounts include actual and estimated interest for floating-rate debt based on March 31, 2012 rates and the net effect of the interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2011 Form 10-K filed with the SEC on February 22, 2012.

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

Interest Rate Risk

        We enter into interest rate swap agreements to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

        The primary external risk of our interest rate swap agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative agreement. All of our derivative agreements are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current exposures and potential exposures are calculated for each derivative agreement to monitor counterparty credit exposure.

        As of March 31, 2012, we had in place total interest rate swap agreements to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$909.5 million	3.14%	4.1 years

        Changes in the fair value of these interest rate swap agreements will be recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we do not apply hedge accounting treatment for these agreements. For the three months ended March 31, 2012 and 2011, our net gain on interest rate swaps totaled $3.0 million and $8.0 million, respectively.

        Since approximately 70% of our floating rate debt is economically hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $3.2 million in interest expense over the next 12 months on the portion of our floating rate debt that is not economically hedged as of March 31, 2012.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in 2012 and 2011 were denominated in U.S. dollars. However we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        We recorded net foreign currency exchange losses of $0.1 million in the three months ended March 31, 2012 and net foreign currency exchange gains of $0.1 million in the three months ended March, 31 2011. These gains and losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was $0.6 million at March 31, 2012, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

        For a detailed discussion of our risk factors, refer to our 2011 Form 10-K filed with the Securities and Exchange Commission on February 22, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of stock during the three months ended March 31, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

ITEM 6.    EXHIBITS.

Exhibit Number		Exhibit Description
31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Instance Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

TAL International Group, Inc.
April 30, 2012	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)