Form 10-Q
period 2012-06-30
TAL International Group, Inc.
filed 2012-07-31
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2012
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

        As of July 20, 2012, there were 33,573,033 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and June 30, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 22, 2012, from which the accompanying December 31, 2011 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $697,080 and $626,965	$2,993,687	$2,663,443
Net investment in finance leases, net of allowances of $978 and $1,073	133,400	146,742
Equipment held for sale	31,744	47,048

Revenue earning assets	3,158,831	2,857,233
Cash and cash equivalents	56,308	140,877
Restricted cash	36,825	34,466
Accounts receivable, net of allowances of $656 and $667	64,219	56,491
Goodwill	71,898	71,898
Deferred financing costs	26,351	24,028
Other assets	13,984	11,539
Fair value of derivative instruments	757	771

Total assets	$3,429,173	$3,197,303

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$115,965	$55,320
Fair value of derivative instruments	70,045	78,122
Accounts payable and other accrued expenses	61,768	66,607
Net deferred income tax liability	232,061	198,867
Debt	2,359,245	2,235,585

Total liabilities	2,839,084	2,634,501
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,584,876 and 36,412,659 shares issued respectively	37	36
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	492,496	489,468
Accumulated earnings	144,741	120,449
Accumulated other comprehensive (loss)	(9,650)	(9,616)

Total stockholders' equity	590,089	562,802

Total liabilities and stockholders' equity	$3,429,173	$3,197,303

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing revenues:
Operating leases	$124,303	$102,294	$243,784	$197,618
Finance leases	3,552	4,224	7,250	8,470

Total leasing revenues	127,855	106,518	251,034	206,088
Equipment trading revenue	21,308	12,877	35,769	37,093
Management fee income	820	736	1,480	1,439
Other revenues	40	90	72	129

Total revenues	150,023	120,221	288,355	244,749

Operating expenses (income):
Equipment trading expenses	19,031	10,094	31,594	29,383
Direct operating expenses	6,026	4,363	11,607	8,463
Administrative expenses	11,128	10,612	22,234	21,175
Depreciation and amortization	47,169	35,161	92,374	67,414
(Reversal) provision for doubtful accounts	(183)	102	(169)	141
Net (gain) on sale of leasing equipment	(13,152)	(16,899)	(23,912)	(24,784)

Total operating expenses	70,019	43,433	133,728	101,792

Operating income	80,004	76,788	154,627	142,957
Other expenses:
Interest and debt expense	28,073	25,750	54,698	49,481
Net loss on interest rate swaps	6,728	15,139	3,756	7,132

Total other expenses	34,801	40,889	58,454	56,613

Income before income taxes	45,203	35,899	96,173	86,344
Income tax expense	15,906	12,708	33,949	30,566

Net income	$29,297	$23,191	$62,224	$55,778

Net income per common share—Basic	$0.88	$0.70	$1.87	$1.76

Net income per common share—Diluted	$0.87	$0.70	$1.85	$1.73

Cash dividends paid per common share	$0.58	$0.50	$1.13	$0.95
Weighted average number of common shares outstanding—Basic	33,216	32,905	33,204	31,732
Dilutive stock options	418	448	399	432

Weighted average number of common shares outstanding—Diluted	33,634	33,353	33,603	32,164

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$29,297	$23,191	$62,224	$55,778
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(625), $(554), $(625) and $(827), respectively)	(1,145)	(1,013)	(1,145)	(1,513)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $288, $244, $570 and $453, respectively)	528	441	1,046	828
Foreign currency translation adjustment	(43)	(17)	65	60

Other comprehensive income, net of tax	(660)	(589)	(34)	(625)

Comprehensive income	$28,637	$22,602	$62,190	$55,153

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$62,224	$55,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,374	67,414
Amortization of deferred financing costs	2,674	1,674
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,616	1,576
Net (gain) on sale of leasing equipment	(23,912)	(24,784)
Net loss on interest rate swaps	3,756	7,132
Deferred income taxes	33,949	30,566
Stock compensation charge	2,056	1,194
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	4,175	(12,134)
Realized loss on interest rate swaps terminated prior to their contractual maturities	(13,598)	(12,524)
Other change in operating assets and liabilities	(15,616)	(15,032)

Net cash provided by operating activities	149,698	100,860

Cash flows from investing activities:
Purchases of leasing equipment	(396,006)	(574,154)
Investment in finance leases	—	(2,614)
Proceeds from sale of equipment, net of selling costs	64,728	53,731
Cash collections on finance lease receivables, net of income earned	17,037	18,033
Other	91	13

Net cash (used in) investing activities	(314,150)	(504,991)

Cash flows from financing activities:
Issuance of common stock	—	85,724
Common stock dividends paid	(37,532)	(30,292)
Financing fees paid under debt facilities	(4,997)	(6,828)
Borrowings under debt facilities	732,404	709,000
Payments under debt facilities	(596,710)	(333,175)
Payments under capital lease obligations	(11,896)	(10,904)
Stock options exercised	283	1,200
Excess tax benefits from stock compensation	690	—
(Increase) in restricted cash	(2,359)	(12,742)

Net cash provided by financing activities	79,883	401,983

Net (decrease) in unrestricted cash and cash equivalents	$(84,569)	$(2,148)
Unrestricted cash and cash equivalents, beginning of period	140,877	62,594

Unrestricted cash and cash equivalents, end of period	$56,308	$60,446

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$115,965	$49,042

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements

A.    Description of the Business

        TAL International Group, Inc. ("TAL" or the "Company") leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third-party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third-party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

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

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires the presentation of the components of net income, other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. Effective January 1, 2012, the Company has adopted the two consecutive statements approach. The Company's adoption of ASU 2011-05 had no material impact on the Company's consolidated financial statements as it is presentation-only in nature.

Note 2—Fair Value of Financial Instruments

        The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivable and other assets approximate their fair value as of June 30, 2012.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments (Continued)

        Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:

  •
  Level 1—Financial assets and liabilities whose values are based on observable inputs such as quoted prices for identical instruments in active markets (unadjusted).

  •
  Level 2—Financial assets and liabilities whose values are based on observable inputs such as (i) quoted prices for similar instruments in active markets; (ii) quoted prices for identical or similar instruments in markets that are not active; or (iii) model-derived valuations in which all significant inputs are observable in active markets.

  •
  Level 3—Financial assets and liabilities whose values are derived from valuation techniques based on one or more significant unobservable inputs.

        The Company does not measure debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's debt are listed in the table below as of the date indicated.

In Thousands	As of June 30, 2012
Liabilities
Debt—carrying value	$2,359,245
Debt—estimated fair value	$2,384,805

        The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the respective balance sheet date.

Note 3—Dividends

        The Company paid the following quarterly dividends during the six months ended June 30, 2012 and 2011 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Stock-Based Compensation Plans (Continued)

        The Company incurred compensation costs related to the vesting of restricted shares granted in 2009, 2010, 2011 and 2012 under the Company's stock-based compensation plans of $0.9 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. The Company reports these compensation costs in administrative expenses in its consolidated statements of operations.

        Total unrecognized compensation cost of approximately $5.8 million as of June 30, 2012 related to 353,250 restricted shares granted during 2010, 2011 and 2012 will be recognized over the remaining weighted average vesting period of approximately 2.1 years.

        During the three and six months ended June 30, 2012, the Company issued 8,400 shares and 42,815 shares of common stock, respectively, due to stock option exercises. Pursuant to the provisions of the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan, plan participants are permitted to use the value of common stock they own to pay for the exercise of their stock options. For the six months ended June 30, 2012, plan participants tendered 12,598 shares of common stock to pay for stock option exercises, which the Company subsequently canceled and retired. No shares were tendered in the three months ended June 30, 2012 to pay for the exercise of stock options.

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2012	December 31, 2011
Gross finance lease receivables	$168,293	$187,509
Allowance on gross finance lease receivables	(978)	(1,073)

Gross finance lease receivables, net of allowance	167,315	186,436
Unearned income	(33,915)	(39,694)

Net investment in finance leases	$133,400	$146,742

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

        In order to estimate its allowance for losses on its gross finance lease receivables, the Company categorizes the credit worthiness of the receivables in its portfolio based on internal customer credit ratings, which are reviewed and updated, as appropriate, on an ongoing basis. The internal customer credit ratings are developed based on a review of the financial performance and condition, operating environment, geographical location and trade routes of TAL's customers.

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

        Based on the above categories, the Company's gross finance lease receivables were as follows as of the dates presented (in thousands):

	June 30, 2012	December 31, 2011
Tier 1	$118,269	$131,513
Tier 2	50,024	55,996
Tier 3	—	—

	$168,293	$187,509

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2012, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of June 30, 2012, none of the Company's gross finance lease receivables were in non-accrual status. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended June 30, 2012	$1,073	$(94)	$—	$(1)	$978
For the six months ended June 30, 2011	$1,169	$28	$—	$4	$1,201

(a)
Primarily relates to the effect of foreign currency translation.

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Asset backed securitization (ABS) term notes	$1,376,011	$1,220,500
Term loan facilities	692,445	580,900
Asset backed warehouse facility	65,000	216,500
Revolving credit facility	90,000	70,000
Capital lease obligations	135,789	147,685

Total debt	$2,359,245	$2,235,585

        As of June 30, 2012 the Company had $1,270.0 million of debt outstanding on facilities with fixed interest rates and $1,089.2 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2012, the Company had interest rate swaps in place with a total notional value of $823.7 million to fix the floating interest rates on a portion of its floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2012, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In May 2012, the Company issued $250 million of fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities. The notes, which were rated "A" by Standard & Poor's, have an annual coupon interest rate of 3.86% and a scheduled maturity of May 2022.

Asset Backed Warehouse Facility

        In April 2012, the Company increased the size of its asset backed warehouse facility from $455 million to $585 million.

Term Loan Facilities

        In April 2012, the Company completed a private placement of notes for $153 million and used the proceeds to repay amounts outstanding under the asset backed warehouse facility.

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

        As of June 30, 2012, the Company had in place total interest rate swap agreements to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$823.7 million	3.08%	4.1 years

        The Company's net interest expense on its interest rate swap agreements was $6.1 million and $8.0 million for the three months ended June 30, 2012 and 2011, respectively, and $12.8 million and $16.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company records net interest on its interest rate swap agreements in interest and debt expense in its consolidated statements of operations.

        Most of the Company's interest rate swap agreements have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and therefore changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of operations as net loss on interest rate swaps.

        In April 2012, the Company entered into a 5-year forward starting interest rate swap agreement with a notional value of $200 million to fix interest rates on future borrowings expected to be issued before the end of June 2012. In connection with the closing of the fixed rate secured notes issued in May 2012 under the ABS facilities, the Company terminated this swap agreement and paid $1.8 million to its counterparty. Since this swap was designated as a cash flow hedge, the loss recorded in accumulated other comprehensive loss as of the date the contract was terminated will be amortized to interest expense over the 10-year scheduled term of the fixed rate secured notes. There was no material ineffectiveness during the period the hedge was designated.

        As of June 30, 2012, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges was approximately $13.2 million, of which $3.2 million is expected to be amortized to interest expense

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to these terminated interest rate swap agreements would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

        During the six months ended June 30, 2012, the Company terminated or partially terminated interest rate swap agreements with a notional value of $175 million, and partially replaced them with an interest rate swap with a notional value of $75 million that expires in 2018. The Company paid $11.8 million to its interest rate swap counterparties to terminate these agreements. As these interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of operations as net loss on interest rate swaps.

Foreign Currency Exchange Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 3.0 million Euros and receive approximately $4.6 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—	Fair value of derivative instruments	$70.0	Fair value of derivative instruments	$78.1
Foreign exchange contracts not designated	Fair value of derivative instruments	0.8	Fair value of derivative instruments	0.8	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total derivatives		$0.8		$0.8		$70.0		$78.1

Derivatives Not Designated as Hedging Instruments under ASC 815
Effect of Derivative Instruments on Consolidated Statements of Operations
(in millions)

		Amount of (Gain) Loss on Derivatives Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss on Derivatives Recognized in Net Income
Derivative Instrument		2012	2011	2012	2011
Interest rate swap agreements	Net loss on interest rate swaps	$6.7	$15.1	$3.8	$7.1
Foreign exchange agreements	Administrative expenses	(0.1)	0.2	—	0.5

Total		$6.6	$15.3	$3.8	$7.6

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$126,771	$23,252	$150,023	$106,416	$13,805	$120,221
Equipment trading expenses	—	19,031	19,031	—	10,094	10,094
Depreciation and amortization expense	46,202	967	47,169	35,019	142	35,161
Net (gain) on sale of leasing equipment	(13,152)	—	(13,152)	(16,899)	—	(16,899)
Interest and debt expense	27,287	786	28,073	25,237	513	25,750
Income before income taxes(1)	49,752	2,179	51,931	48,141	2,897	51,038

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $6.7 million and $15.1 million for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$248,576	$39,779	$288,355	$205,796	$38,953	$244,749
Equipment trading expenses	—	31,594	31,594	—	29,383	29,383
Depreciation and amortization expense	90,372	2,002	92,374	67,265	149	67,414
Net (gain) on sale of leasing equipment	(23,912)	—	(23,912)	(24,784)	—	(24,784)
Interest and debt expense	53,068	1,630	54,698	48,458	1,023	49,481
Income before income taxes(1)	95,921	4,008	99,929	85,617	7,859	93,476
Equipment held for sale at June 30	14,460	17,284	31,744	9,690	25,790	35,480
Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	3,362,345	66,828	3,429,173	2,933,102	72,926	3,006,028
Purchases of leasing equipment(2)	393,951	2,055	396,006	558,510	15,644	574,154
Investments in finance leases(2)	—	—	—	2,614	—	2,614

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $3.8 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues:
United States of America	$13,581	$9,505	$23,390	$19,467
Asia	65,621	46,207	125,269	103,113
Europe	62,240	56,123	123,031	106,568
Other International	8,581	8,386	16,665	15,601

Total	$150,023	$120,221	$288,355	$244,749

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At June 30, 2012, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred, are included in accounts payable and accrued expenses and approximate fair value as of June 30, 2012. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460,

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of June 30, 2012.

Purchase Commitments

        At June 30, 2012, commitments for capital expenditures totaled approximately $314.8 million.

Note 10—Income Taxes

        The consolidated income tax expense for the three and six months ended June 30, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2012 and the year ended December 31, 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 11—Subsequent Events

Quarterly Dividend

        On July 24, 2012 the Company's Board of Directors approved and declared a $0.60 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 25, 2012 to shareholders of record at the close of business on September 4, 2012.

Debt Facilities

        In July 2012, the Company increased the size of its asset backed warehouse facility from $585 million to $600 million.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2012, our total fleet consisted of 1,103,828 containers and chassis, including 25,161 containers under management for third parties, representing 1,786,667 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 225 third party container depot facilities in 39 countries as of June 30, 2012. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2012, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 48% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in both units and TEU's):

	Equipment Fleet in Units
	June 30, 2012			December 31, 2011			June 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	915,303	23,164	938,467	823,541	24,361	847,902	814,278	25,057	839,335
Refrigerated	57,531	141	57,672	50,580	171	50,751	47,236	195	47,431
Special	46,373	1,856	48,229	46,080	1,959	48,039	46,533	2,047	48,580
Tank	6,388	—	6,388	5,396	—	5,396	3,964	—	3,964
Chassis	12,968	—	12,968	10,789	—	10,789	9,207	—	9,207

Equipment leasing fleet	1,038,563	25,161	1,063,724	936,386	26,491	962,877	921,218	27,299	948,517
Equipment trading fleet(1)	40,104	—	40,104	46,767	—	46,767	43,290	—	43,290

Total	1,078,667	25,161	1,103,828	983,153	26,491	1,009,644	964,508	27,299	991,807

Percentage	97.7%	2.3%	100.0%	97.4%	2.6%	100.0%	97.2%	2.8%	100.0%

(1)
Includes 36,004 units, 37,117 units and 37,711 units on lease under sale-leaseback transactions as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

	Equipment Fleet in TEUs
	June 30, 2012			December 31, 2011			June 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,454,261	41,932	1,496,193	1,323,458	44,155	1,367,613	1,312,427	45,429	1,357,856
Refrigerated	109,867	251	110,118	95,671	298	95,969	89,350	339	89,689
Special	82,701	3,120	85,821	81,514	3,283	84,797	81,524	3,428	84,952
Tank	6,388	—	6,388	5,396	—	5,396	3,964	—	3,964
Chassis	23,116	—	23,116	19,217	—	19,217	16,366	—	16,366

Equipment leasing fleet	1,676,333	45,303	1,721,636	1,525,256	47,736	1,572,992	1,503,631	49,196	1,552,827
Equipment trading fleet(2)	65,031	—	65,031	72,876	—	72,876	68,638	—	68,638

Total	1,741,364	45,303	1,786,667	1,598,132	47,736	1,645,868	1,572,269	49,196	1,621,465

Percentage	97.5%	2.5%	100.0%	97.1%	2.9%	100.0%	97.0%	3.0%	100.0%

(2)
Includes 58,509 TEU, 60,540 TEU and 61,465 TEU on lease under sale-leaseback transactions as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

	Equipment Fleet in Cost Equivalent Units (CEU's)
	June 30, 2012			December 31, 2011			June 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,201,779	40,940	2,242,719	2,000,747	43,265	2,044,012	1,910,962	44,738	1,955,700

Percentage	98.2%	1.8%	100.0%	97.9%	2.1%	100.0%	97.7%	2.3%	100.0%

        In the equipment fleet tables above, we have included total fleet count information based on cost equivalent units ("CEU's"). CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from CEU ratios used by others in the industry.

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

        As of June 30, 2012, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	85.0%	65.0%
Refrigerated	5.2	21.3
Special	4.4	7.4
Chassis	1.2	1.9
Tank	0.6	2.8

Equipment leasing fleet	96.4	98.4
Equipment trading fleet	3.6	1.6

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on total on-hire units as of the dates indicated below:

Lease Portfolio	June 30, 2012	December 31, 2011	June 30, 2011
Long-term leases	64.9%	67.7%	67.0%
Finance leases	6.7	7.6	7.9
Service leases	23.1	20.7	20.2
Expired long-term leases (units on-hire)	5.3	4.0	4.9

Total	100.0%	100.0%	100.0%

        As of June 30, 2012, December 31, 2011 and June 30, 2011, our long-term and finance leases had an average remaining contract term of approximately 46 months, 48 months, and 51 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the second quarter of 2012 increased 20.1% from the second quarter of 2011.

        Owned fleet size.    As of June 30, 2012, our owned fleet included 2,201,779 CEUs, an increase of 10.0% from December 31, 2011 and 15.2% from June 30, 2011. The increase in fleet size over both periods was primarily due to the purchases of new containers and the completion of several large sale-leaseback transactions. Our significant investment program in 2012 has been supported by the continued growth in global containerized trade volumes and the ongoing shift to leasing from ownership by our shipping line customers.

        Global containerized trade growth has remained solid despite weak economic performance in many developed countries. Clarkson Research Services is currently forecasting containerized trade volumes will increase 6.3% in 2012, with strong growth in intra-Asia, North-South and other regional trades making up for weak performance in the main Transpacific and Asia-to-Europe trades. Leasing demand has been further supported this year by our customers' increasing reliance on leased containers. Historically, our shipping line customers have generally purchased 55%-60% of the containers they operate and leased 40%-45% from leasing companies like TAL. Since 2010, most shipping lines have been facing financial challenges, and leasing companies have purchased the majority of new containers. Major leasing companies, including TAL, have also completed a significant volume of sale-leaseback transactions where shipping lines have sold in-service containers to leasing companies and then leased-back the same containers for further use. This market share shift from owned containers to leased containers has allowed TAL to achieve strong levels of investment and growth over the last few years despite benefitting from only moderate levels of trade growth.

        As of July 25, 2012, we have purchased roughly $750 million of containers through new orders and sale-leaseback transactions. Approximately 75% of this equipment (together with our beginning inventory of factory units as of January 1, 2012) is either on-hire or committed to lease transactions. Pick up activity for dry containers committed to lease was somewhat slower than expected in the second quarter as trade volumes were impacted by renewed global economic instability. However, growth in containerized trade volumes is expected to remain solid this year despite the global economic challenges, and we have a large number of new containers committed to lease. As a result, we expect pick up activity to increase during the third quarter. We expect our investment pace for further new container purchases in 2012 to slow in the second half of the year since we have an adequate number of uncommitted factory containers and since delivery timing for new dry containers is now past the peak summer season. However, the timing and size of further sale-leaseback transactions is hard to predict.

        Utilization.    Our average utilization was 97.8% during the second quarter of 2012, a decrease of 1.0% from the second quarter of 2011. Our utilization remains quite high due to the general tight supply / demand balance for containers and our customers' reluctance to order large volumes of new containers directly. The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended June 30, 2012	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011
Average Utilization	97.8%	98.2%	98.6%	98.6%	98.8%

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Ending Utilization	97.6%	97.7%	98.6%	98.7%	98.9%

(1)
Utilization is computed by dividing our total units on lease (in CEU's) by the total units in our fleet (in CEU's) excluding new units not yet leased and off-hire units designated for sale.

        Effective for our 2011 10-K filing, we changed our utilization calculation to be based on CEU's and to exclude off-hire units designated for sale. This method provides a better indicator of the performance of our leasable fleet because it gives greater weight to more expensive equipment types and it does not include those off-hire containers that have been designated for sale. In addition, we believe our utilization calculated under this methodology more closely conforms to those used by our publicly traded competitors. Utilization for all of the periods shown above has been recalculated using this methodology.

        Average lease rates.    Average lease rates for our dry container product line increased 3.6% in the second quarter of 2012 from the second quarter of 2011. New dry container prices reached peak levels during the first half of 2011, and our average dry container lease rates increased throughout the year as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. After increasing steadily in 2011, our average dry container lease rates have been fairly stable so far this year. New container prices fell back toward historically normal levels toward the end of 2011, and most of our dry containers committed to lease so far this year were placed on leases with rates close to our portfolio average.

        Average lease rates for refrigerated containers were 2.7% lower in the second quarter of 2012 compared to the second quarter of 2011. Our average lease rates for refrigerated containers continue to be negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. This year, lease rates for new refrigerated containers have also been negatively impacted by aggressive pricing from new entrants seeking to build market share.

        The average lease rates for special containers were 2.8% higher compared to the second quarter of 2011 due to relatively high prices and lease rates for new special containers added to our fleet, and the drop-off and sale of older special containers on leases with rates well below current market levels.

        Equipment disposals.    During the second quarter of 2012, we recognized a $13.2 million gain on the sale of our used containers compared to $16.9 million in the second quarter of 2011. Gain on sale decreased primarily due to lower average sale prices, partially offset by increased sale volumes. Used container sale prices reached record levels during the summer of 2011 due to the general tight supply / demand balance for containers and the high price for new containers at that time. Used container disposal prices trended down steadily from the 2011 peak through the first quarter 2012 as shipping line customers redelivered older containers after the peak season and the shortage of sale containers eased. Disposal prices stabilized in the second quarter of 2012 at a price range approximately 20% below the peak levels reached in 2011, though disposal prices remain quite high compared to historical averages and in relation to new container prices. We continue to expect that used container sale prices will eventually trend down toward historical levels, but this may take some time if the container supply / demand balance remains tight.

        For the six months ended June 30, 2012 we sold approximately 41,300 TEUs of our owned containers, or 2.7% of our owned equipment leasing fleet as of the beginning of the year. This annual disposal rate of 5.4% is below the 6%-8% annual long term average disposal rate we expect given the 12-14 year expected useful life of our containers. The overall tight supply / demand balance for containers has resulted in customers returning fewer disposal age containers, thereby limiting container disposal volume.

        Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $14.3 million or 23.4% compared to the second quarter of 2011. TAL purchased a large volume of new containers in 2011 and the first half of 2012, and our average revenue earning assets increased by approximately 14% from the second quarter of 2011 to the second quarter of 2012.

        Depreciation expense increased $12.0 million or 34.1% compared to the second quarter 2011. Over the past year, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The portion of our fleet that is fully depreciated has decreased significantly as we have invested in a large number of new containers over the last several years and as a bulge of fully-depreciated containers purchased in the mid-1990s has been returned by customers and sold. We purchased relatively few containers in the late 1990's, so few containers have reached the end of their depreciable lives in 2011 and 2012. We expect the percentage of our containers that are fully depreciated to stabilize next year.

        Interest expense increased $2.3 million or 8.9% compared to the second quarter of 2011. The increase from the second quarter of 2011 was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases in 2011 and the first half of 2012. Our average effective interest rate decreased by 0.21% in the second quarter of 2012 compared to the second quarter of 2011 mainly due to the issuance of new debt at interest rates lower than those on existing facilities as well as the termination of several interest rate swap agreements. We use interest rate swap agreements to synthetically convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.

        Credit performance.    Our credit performance remained strong during the second quarter of 2012, and we recorded a reversal of our provision for doubtful accounts of $0.2 million. However, our concern about credit risk remains heightened due to the difficult market conditions facing our customers and the sizable financial losses many of our shipping line customers experienced in 2011 and the first quarter of 2012. During 2011, excess vessel capacity placed severe pressure on freight rates on the major East/West trade lanes. Effective vessel capacity increased significantly in 2011 due to deliveries of new vessels and the re-introduction of ships that had been laid up in 2009 and 2010. Containerized trade growth was not large enough in 2011 to fully utilize this increased vessel capacity. Higher fuel prices combined with the drop in freight rates to squeeze the profitability of our customers, and many reported large losses in 2011 and the first quarter of 2012. While freight rates improved significantly beginning late in the first quarter of 2012, excess vessel capacity persists and it is anticipated that the volume of new vessels entering service over the next several years will be in excess of trade growth. Accordingly, freight rates and our customers' financial performance are expected to remain under pressure, and the potential for credit losses remains elevated.

        Operating expenses.    Our direct operating expenses were $6.0 million during the second quarter of 2012, compared to $4.4 million during the second quarter of 2011. Our direct operating expenses increased during the second quarter of 2012 due to higher repair and storage costs resulting from a higher volume of redeliveries and slightly lower utilization.

        Our administrative expenses were $11.1 million in the second quarter of 2012 and $10.6 million during the second quarter of 2011. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. Over the last three years, the ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 9.5% in 2011, and 8.9% in the first half of 2012.

Dividends

        We paid the following quarterly dividends during the six months ended June 30, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

        Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2012 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Results of Operations

        The following table summarizes our results of operations for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Leasing revenues	$127,855	$106,518	$251,034	$206,088
Equipment trading revenues	21,308	12,877	35,769	37,093
Management fee income	820	736	1,480	1,439
Other revenues	40	90	72	129

Total revenues	150,023	120,221	288,355	244,749

Operating expenses (income):
Equipment trading expenses	19,031	10,094	31,594	29,383
Direct operating expenses	6,026	4,363	11,607	8,463
Administrative expenses	11,128	10,612	22,234	21,175
Depreciation and amortization	47,169	35,161	92,374	67,414
(Reversal) provision for doubtful accounts	(183)	102	(169)	141
Net (gain) on sale of leasing equipment	(13,152)	(16,899)	(23,912)	(24,784)

Total operating expenses	70,019	43,433	133,728	101,792

Operating income	80,004	76,788	154,627	142,957
Other expenses:
Interest and debt expense	28,073	25,750	54,698	49,481
Net loss on interest rate swaps	6,728	15,139	3,756	7,132

Total other expenses	34,801	40,889	58,454	56,613

Income before income taxes	45,203	35,899	96,173	86,344
Income tax expense	15,906	12,708	33,949	30,566

Net income	$29,297	$23,191	$62,224	$55,778

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

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

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$118,764	$97,855
Fee and ancillary lease revenue	5,539	4,439

Total operating lease revenue	124,303	102,294
Finance lease revenue	3,552	4,224

Total leasing revenues	$127,855	$106,518

        Total leasing revenues were $127.9 million for the three months ended June 30, 2012, compared to $106.5 million for the three months ended June 30, 2011, an increase of $21.4 million, or 20.1%.

        Per diem revenue increased by $20.9 million compared to the second quarter of 2011. The primary reasons for the increase are as follows:

  •
  $15.0 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 762,000 in the second quarter of 2011 to approximately 867,000 in the second quarter of 2012;

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts; and

  •
  $1.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average. New dry container prices reached peak levels during the first half of 2011, and our average dry container lease rates increased throughout the year as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. Our average dry container lease rates have been fairly stable in 2012. New container prices fell back toward historically normal levels toward the end of 2011, and market leasing rates for new containers during the second quarter of 2012 were fairly close to our portfolio average.

        Fee and ancillary lease revenue increased $1.1 million in the second quarter of 2012 primarily due to an increase in repair revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $0.7 million in the second quarter of 2012, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Equipment trading revenues	$21,308	$12,877
Equipment trading expenses	(19,031)	(10,094)

Equipment trading margin	$2,277	$2,783

        The equipment trading margin decreased $0.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The trading margin decreased primarily due to lower per unit sales margins.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $6.0 million for the three months ended June 30, 2012, compared to $4.4 million for the three months ended June 30, 2011, an increase of $1.6 million. The primary reasons for the increase are as follows:

  •
  $0.9 million increase in storage and handling costs due to an increase in the number of idle units; and

  •
  $0.8 million increase in repair costs due to a higher volume of repairs, primarily for our dry and refrigerated containers.

        Administrative expenses.    Administrative expenses were $11.1 million for the three months ended June 30, 2012 compared to $10.6 million for the three months ended June 30, 2011, an increase of $0.5 million, primarily due to increased employee compensation cost, costs related to two secondary stock offerings by our major shareholders, and foreign exchange losses on our Euro denominated assets and liabilities.

        Depreciation and amortization.    Depreciation and amortization was $47.2 million for the three months ended June 30, 2012, compared to $35.2 million for the three months ended June 30, 2011, an increase of $12.0 million or 34.1% primarily due to a net increase in the size of our depreciable fleet. Our average revenue earning assets increased by approximately 14% from the second quarter of 2011 to the second quarter of 2012 due to the large investments we have made in our business. In addition, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The percentage of our fleet that is fully depreciated has decreased significantly as we have grown the fleet rapidly over the last several years. This increases our depreciation expense relative to our revenue earning assets.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts was $0.2 million for the three months ended June 30, 2012, compared to a provision for doubtful accounts of $0.1 million for the three months ended June 30, 2011. In general, we recorded a reversal of our provision for doubtful accounts due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $13.2 million for the three months ended June 30, 2012, compared to a gain of $16.9 million for the three months ended June 30, 2011, a decrease of $3.7 million. Gain on sale decreased by $5.2 million due to lower selling prices and $3.9 million due to the higher cost of equipment sold, partially offset by an increase of $5.9 million due to higher sales volumes. The higher cost of equipment sold was driven by the large portion of units sold that had been purchased in a sale-leaseback transaction in the latter half of 2011 for prices higher than the typical book value of our older containers.

        Interest and debt expense.    Interest and debt expense was $28.1 million for the three months ended June 30, 2012, compared to $25.8 million for the three months ended June 30, 2011, an increase of $2.3 million. Interest and debt expense increased by $3.6 million due to a higher average debt balance of $2,222.9 million in the second quarter of 2012 compared to $1,956.2 million in the second quarter of 2011, mostly due to equipment purchases this year and during 2011. This was partially offset by a $1.3 million decrease due to a lower effective interest rate of 5.00% in the second quarter of 2012 compared to 5.21% in the second quarter of 2011.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $6.7 million for the three months ended June 30, 2012, compared to $15.1 million for the three months ended June 30, 2011. The fair value of our interest rate swap agreements decreased during the second quarter of 2012 due to a decrease in long-term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during the second quarter of 2012, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decline during the quarter.

        Income tax expense.    Income tax expense was $15.9 million for the three months ended June 30, 2012, compared to $12.7 million for the three months ended June 30, 2011. The effective tax rates for the three months ended June 30, 2012 and 2011 were 35.2% and 35.4%, respectively.

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

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$231,820	$189,048
Fee and ancillary lease revenue	11,964	8,570

Total operating lease revenue	243,784	197,618
Finance lease revenue	7,250	8,470

Total leasing revenues	$251,034	$206,088

        Total leasing revenues were $251.0 million for the six months ended June 30, 2012, compared to $206.1 million for the six months ended June 30, 2011, an increase of $44.9 million, or 21.8%.

        Per diem revenue increased by $42.8 million compared to 2011. The primary reasons for the increase are as follows:

  •
  $33.5 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 742,000 in the six months ended June 30, 2011 to approximately 853,000 in the six months ended June 30, 2012;

  •
  $5.5 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average. New dry container prices reached peak levels during the first half of 2011, and our average dry container lease rates increased throughout the year as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. Our average dry container lease rates have been fairly stable in 2012. New container prices fell back toward historically normal levels toward the end of 2011, and market leasing rates for new containers during the first half of 2012 were fairly close to our portfolio average; and

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts.

        Fee and ancillary lease revenue increased $3.4 million as compared to the prior year primarily due to an increase in repair revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $1.2 million primarily due to a decrease in the average size of our finance lease portfolio.

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Equipment trading revenues	$35,769	$37,093
Equipment trading expenses	(31,594)	(29,383)

Equipment trading margin	$4,175	$7,710

        The equipment trading margin decreased $3.5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The trading margin decreased due to lower per unit sales margins and lower sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $11.6 million for the six months ended June 30, 2012, compared to $8.5 million for the six months ended June 30, 2011, an increase of $3.1 million. The primary reasons for the increase are as follows:

  •
  $1.9 million increase in storage and handling costs due to an increase in the number of idle units; and

  •
  $1.7 million increase in repair costs due to a higher volume of repairs, primarily for our dry and refrigerated containers.

        Administrative expenses.    Administrative expenses were $22.2 million for the six months ended June 30, 2012 compared to $21.2 million for the six months ended June 30, 2011, an increase of $1.0 million, or 4.7%, primarily due to increased compensation cost, costs related to two secondary share offerings by our major shareholders and foreign exchange losses on our Euro denominated assets and liabilities.

        Depreciation and amortization.    Depreciation and amortization was $92.4 million for the six months ended June 30, 2012, compared to $67.4 million for the six months ended June 30, 2011, an increase of $25.0 million or 37.1% primarily due to a net increase in the size of our depreciable fleet. Our average revenue earning assets in the six months ended June 30, 2012 increased by approximately 18% from the six months ended June 30, 2011 due to the large investments we have made in our business. In addition, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The percentage of our fleet that is fully depreciated has decreased significantly as we have grown the fleet rapidly over the last several years. This increases our depreciation expense relative to our revenue earning assets.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts was $0.2 million for the six months ended June 30, 2012, compared to a provision for doubtful accounts of $0.1 million for the six months ended June 30, 2011. In general, we recorded a reversal of our provision for doubtful accounts due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $23.9 million for the six months ended June 30, 2012, compared to $24.8 million for the six months ended June 30, 2011, a decrease of $0.9 million. Gain on sale decreased by $6.8 million due to lower selling prices and $7.4 million due to the higher cost of equipment sold, mainly offset by an increase of $13.4 million due to higher sales volumes. The higher cost of equipment sold was driven by the large portion of units sold that had been purchased in a sale-leaseback transaction in the latter half of 2011 for prices higher than the typical book value of our older containers.

        Interest and debt expense.    Interest and debt expense was $54.7 million for the six months ended June 30, 2012, compared to $49.5 million for the six months ended June 30, 2011, an increase of $5.2 million. Interest and debt expense increased by $8.5 million due to a higher average debt balance of $2,196.3 million in the six months ended June 30, 2012 compared to $1,891.0 million in the six months ended June 30, 2011 due to new equipment purchases this year and during 2011. This was partially offset by a $3.3 million decrease due to a lower effective interest rate of 4.93% in the six months ended June 30, 2012 compared to 5.20% in the six months ended June 30, 2011.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $3.8 million for the six months ended June 30, 2012, compared to a net loss of $7.1 million for the six months ended June 30, 2011. The fair value of our interest rate swap agreements decreased during the six months ended June 30, 2012 due to a decrease in long-term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during the first half of 2012, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decline.

        Income tax expense.    Income tax expense was $33.9 million for the six months ended June 30, 2012, compared to $30.6 million for the six months ended June 30, 2011. The effective tax rates for the six months ended June 30, 2012 and 2011 were 35.3% and 35.4%, respectively.

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

Segment Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

        The following table lists selected revenue and expense items for our Equipment leasing segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Equipment leasing segment:
Total revenues	$126,771	$106,416
Depreciation and amortization	46,202	35,019
Interest and debt expense	27,287	25,237
Net (gain) on sale of leasing equipment	(13,152)	(16,899)
Income before income taxes(1)	$49,752	$48,141

(1)
Income before income taxes excludes net losses on interest rate swaps of $6.7 million and $15.1 million for the three months ended June 30, 2012 and 2011, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $126.8 million in the three months ended June 30, 2012 compared to $106.4 million in the three months ended June 30, 2011, an increase of $20.4 million, or 19.2%. The primary reasons for the increase are as follows:

  •
  $15.0 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire in our fleet;

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts;

  •
  $1.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average;

  •
  $1.1 million increase in fee and ancillary lease revenue primarily due to an increase in repair revenue and fees resulting from increased redeliveries; and

  •
  $0.7 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $49.8 million in the three months ended June 30, 2012 compared to $48.1 million in the three months ended June 30, 2011, an increase of $1.7 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $20.4 million increase in Equipment leasing revenue in the second quarter of 2012;

  •
  $3.7 million decrease in gain on the sale of leasing equipment primarily due to lower selling prices and the higher cost of equipment sold, partially offset by higher sales volumes;

  •
  $11.2 million increase in depreciation expense primarily due to a net increase in the size of the depreciable fleet;

  •
  $2.1 million increase in interest and debt expense due to a higher average debt balance mostly due to equipment purchases this year and during 2011, partially offset by a lower effective interest rate; and

  •
  $1.6 million increase in direct operating expense from $4.4 million for the three months ended June 30, 2011 to $6.0 million for the three months ended June 30, 2012 primarily due to higher storage, handling and repair costs.

Segment Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

        The following table lists selected revenue and expense items for our Equipment leasing segment for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Equipment leasing segment:
Total revenues	$248,576	$205,796
Depreciation and amortization	90,372	67,265
Interest and debt expense	53,068	48,458
Net (gain) on sale of leasing equipment	(23,912)	(24,784)
Income before income taxes(1)	95,921	85,617

(1)
Income before income taxes excludes net losses on interest rate swaps of $3.8 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.

        Equipment leasing revenue.    Total revenue for the Equipment leasing segment was $248.6 million in the six months ended June 30, 2012 compared to $205.8 million in the six months ended June 30, 2011, an increase of $42.8 million, or 20.8%. The primary reasons for the increase are as follows:

  •
  $33.5 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire in our fleet;

  •
  $5.5 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average;

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts;

  •
  $3.4 million increase in fee and ancillary lease revenue primarily due to an increase in repair revenue and fees resulting from increased redeliveries; and

  •
  $1.2 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $95.9 million in the six months ended June 30, 2012 compared to $85.6 million in the six months ended June 30, 2011, an increase of $10.3 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $42.8 million increase in Equipment leasing revenue in the first half of 2012;

  •
  $0.9 million decrease in gain on the sale of leasing equipment primarily due to lower selling prices and the higher cost of equipment sold, mainly offset by higher sales volumes.

  •
  $23.1 million increase in depreciation expense, primarily due to a net increase in the size of the depreciable fleet; and

  •
  $4.6 million increase in interest and debt expense due to a higher average debt balance mostly due to equipment purchases this year and during 2011, partially offset by a lower effective interest rate.

Equipment trading

        We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container traders and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Also included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs. Other expenses in this segment include administrative overhead expenses, depreciation expense, (reversal) provision for doubtful accounts and interest expense.

Segment Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

        The following table lists selected revenue and expense items for our Equipment trading segment for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Equipment trading segment:
Total leasing revenues	$1,944	$928
Equipment trading revenues	21,308	12,877
Equipment trading expenses	(19,031)	(10,094)

Equipment trading margin	2,277	2,783
Interest and debt expense	786	513
Income before income taxes(1)	2,179	2,897

(1)
Income before income taxes excludes net losses on interest rate swaps of $6.7 million and $15.1 million for the three months ended June 30, 2012 and 2011, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $0.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The trading margin decreased primarily due to lower per unit sales margins.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $2.2 million in the three months ended June 30, 2012 compared to $2.9 million in the three months ended June 30, 2011. Income before income taxes decreased primarily due to a decrease in the Equipment trading margin.

Segment Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

        The following table lists selected revenue and expense items for our Equipment trading segment for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Equipment trading segment:
Total leasing revenues	$4,010	$1,860
Equipment trading revenues	35,769	37,093
Equipment trading expenses	(31,594)	(29,383)

Equipment trading margin	4,175	7,710
Interest and debt expense	1,630	1,023
Income before income taxes(1)	4,008	7,859

(1)
Income before income taxes excludes net losses on interest rate swaps of $3.8 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $3.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The trading margin decreased primarily due to lower per unit sales margins and lower sales volumes.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $4.0 million in the six months ended June 30, 2012 compared to $7.9 million in the six months ended June 30, 2011. Income before income taxes decreased primarily due to a decrease in the Equipment trading margin.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended June 30, 2012, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $488.3 million. In addition, as of June 30, 2012, we had $56.3 million of unrestricted cash and $530.0 million of additional borrowing capacity under our current credit facilities.

        During the six months ended June 30, 2012, we issued $250 million of fixed rate secured notes under the ABS facilities, completed a private placement of notes for $153 million, and increased the size of our asset backed warehouse facility by $185 million to bring its maximum availability to $585 million. We have since increased the size of our asset backed warehouse facility from $585 million to $600 million in July 2012.

        As of June 30, 2012, major committed cash outflows in the next 12 months include $430.8 million of committed but unpaid capital expenditures and $310.0 million of scheduled principal payments on our existing debt facilities.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At June 30, 2012, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,376.0	$1,376.0
Term loan facilities	692.4	692.4
Asset backed warehouse facility	65.0	585.0
Revolving credit facility	90.0	100.0
Capital lease obligations	135.8	135.8

Total Debt	$2,359.2	$2,889.2

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of June 30, 2012, we had $1,270.0 million of debt outstanding on facilities with fixed interest rates and $1,089.2 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2012, we had interest rate swaps in place with a total notional value of $823.7 million to fix the floating interest rates on a portion of our floating rate debt obligations.

Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At June 30, 2012, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

  •
  Minimum Earnings Before Interest and Taxes ("Covenant EBIT") to Cash Interest Expense;

  •
  Minimum Tangible Net Worth ("TNW"); and

  •
  Maximum Indebtedness to TNW.

  Non-GAAP Measures

        We primarily rely on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. Covenant EBIT, Cash Interest Expense, TNW, and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

  Minimum Covenant EBIT to Cash Interest Expense

        For the purpose of this covenant, Covenant EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, interest expense, amortization, net gain or loss on interest rate swaps and certain non-cash charges). Cash Interest Expense is calculated based on interest expense adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

        Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of June 30, 2012, the required and actual Consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.97
TAL Advantage I, LLC	1.10	3.64
TAL Advantage II, LLC	1.10	2.03
TAL Advantage III, LLC	1.30	2.65
TAL Advantage IV, LLC	1.10	2.25

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

        For the majority of our debt facilities, the required Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of June 30, 2012, the required Minimum TNW and actual TNW for each of our SPEs were $530.3 million and $849.1 million, respectively. As of June 30, 2012, the required and actual Maximum Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.00
TAL Advantage II, LLC	4.75	2.92
TAL Advantage III, LLC	4.75	2.92
TAL Advantage IV, LLC	4.75	2.92

        As of June 30, 2012, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1,609.9 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$149,698	$100,860

Net cash provided by (used in) investing activities:
Purchases of leasing equipment	$(396,006)	$(574,154)
Investment in finance leases	—	(2,614)
Proceeds from sale of equipment, net of selling costs	64,728	53,731
Cash collections on finance lease receivables, net of income earned	17,037	18,033
Other	91	13

Net cash (used in) investing activities	$(314,150)	$(504,991)

Net cash provided by financing activities	$79,883	$401,983

Operating Activities

        Net cash provided by operating activities increased by $48.8 million to $149.7 million in the six months ended June 30, 2012, compared to $100.9 million in the six months ended June 30, 2011 primarily due to an increase in earnings excluding depreciation and taxes of $34.8 million. In addition, the timing of equipment purchase and resale activity resulted in a $16.3 million increase in cash provided by operating activities. We had net sales of trading equipment of $4.2 million in the six months ended June 30, 2012, compared to net purchases of trading equipment of $12.1 million in the six months ended June 30, 2011. A significant portion of the trading equipment sold during the six months ended June 30, 2012 had been purchased in 2011.

Investing Activities

        Net cash used in investing activities decreased by $190.8 million to $314.2 million in the six months ended June 30, 2012 compared to $505.0 million in the six months ended June 30, 2011. This decrease was primarily due to a decrease of $180.8 million in purchases of leasing equipment. During 2011, most of our new equipment was accepted and paid for early in the year, whereas in 2012, new equipment orders have been spread more evenly through the year. This decrease in net cash used in investing activities was partially offset by an increase in sales proceeds resulting from higher sales volumes.

Financing Activities

        Net cash provided by financing activities was $79.9 million compared to $402.0 million in the six months ended June 30, 2012 and 2011, respectively. The major changes were as follows:

        During the six months ended June 30, 2012, we had net borrowings of $118.8 million under our various debt facilities compared to net borrowings of $358.1 million in the six months ended June 30, 2011. In the six months ended June 30, 2012, we paid $37.5 million in dividends compared to $30.3 million paid during the six months ended June 30, 2011. In addition, we sold 2,500,000 shares of common stock for net proceeds of $85.7 million during the six months ended June 30, 2011.

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

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2012:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2012	2013	2014	2015	2016 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,675.7	$198.4	$412.0	$398.4	$367.7	$1,299.2
Capital lease obligations(2)	156.5	5.8	20.4	24.0	39.8	66.5
Operating leases (mainly facilities)	7.9	0.7	1.3	1.0	0.7	4.2
Purchase obligations:
Equipment purchases payable	116.0	116.0	—	—	—	—
Equipment purchase commitments	314.8	288.4	26.4	—	—	—

Total contractual obligations	$3,270.9	$609.3	$460.1	$423.4	$408.2	$1,369.9

(1)
Amounts include actual and estimated interest for floating-rate debt based on June 30, 2012 rates and the net effect of our interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        The primary external risk of our interest rate swap agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative agreement. All of our derivative agreements are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative agreement to monitor counterparty credit exposure.

        As of June 30, 2012, we had in place total interest rate swap agreements to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$823.7 million	3.08%	4.1 years

        Changes in the fair value of these interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we do not apply hedge accounting treatment for these agreements. For the three months ended June 30, 2012 and 2011, our net loss on interest rate swaps was $6.7 million and $15.1 million, respectively. For the six months ended June 30, 2012 and 2011, our net loss on interest rate swaps was $3.8 million and $7.1 million, respectively.

        Since approximately 76% of our floating rate debt is economically hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $2.0 million in interest expense over the next 12 months on the portion of our floating rate debt that is not economically hedged as of June 30, 2012.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the six months ended June 30, 2012 and 2011 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        For the three months ended June 30, 2012 and 2011, we recorded net foreign currency exchange losses of $0.1 million and net foreign currency exchange gains of approximately nine thousand, respectively. For the six months ended June 30, 2012 and 2011, we recorded net foreign currency exchange losses of $0.2 million and net foreign currency exchange gains of $0.1 million, respectively. These gains and losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was $0.8 million as of June 30, 2012, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no repurchases of stock during the three months ended June 30, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.50*	Series 2012-1 Supplement dated as of May 22, 2012 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association as Indenture Trustee
4.51*
Series 2012-1 Note Purchase Agreement dated as of May 10, 2012 by and between TAL Advantage IV, LLC, TAL International Container Corporation, Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., RBC Capital Markets, LLC and RBS Securities Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Instance Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

TAL International Group, Inc.
July 31, 2012	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)