Form 10-Q
period 2012-09-30
TAL International Group, Inc.
filed 2012-10-31
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012
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

        As of October 19, 2012, there were 33,597,916 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and September 30, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 22, 2012, from which the accompanying December 31, 2011 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $740,952 and $626,965	$3,206,311	$2,663,443
Net investment in finance leases, net of allowances of $921 and $1,073	125,452	146,742
Equipment held for sale	29,462	47,048

Revenue earning assets	3,361,225	2,857,233
Unrestricted cash and cash equivalents	52,848	140,877
Restricted cash	38,715	34,466
Accounts receivable, net of allowances of $707 and $667	74,664	56,491
Goodwill	71,898	71,898
Deferred financing costs	27,240	24,028
Other assets	14,238	11,539
Fair value of derivative instruments	653	771

Total assets	$3,641,481	$3,197,303

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$29,771	$55,320
Fair value of derivative instruments	65,488	78,122
Accounts payable and other accrued expenses	62,788	66,607
Net deferred income tax liability	250,040	198,867
Debt	2,631,818	2,235,585

Total liabilities	3,039,905	2,634,501
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,609,759 and 36,412,659 shares issued, respectively	37	36
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	492,631	489,468
Accumulated earnings	155,426	120,449
Accumulated other comprehensive (loss)	(8,983)	(9,616)

Total stockholders' equity	601,576	562,802

Total liabilities and stockholders' equity	$3,641,481	$3,197,303

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing revenues:
Operating leases	$131,839	$116,850	$375,623	$314,468
Finance leases	3,339	4,061	10,589	12,531

Total leasing revenues	135,178	120,911	386,212	326,999
Equipment trading revenues	12,981	16,121	48,750	53,214
Management fee income	823	683	2,303	2,122
Other revenues	39	37	111	166

Total revenues	149,021	137,752	437,376	382,501

Operating expenses (income):
Equipment trading expenses	11,273	13,900	42,867	43,283
Direct operating expenses	6,195	5,112	17,802	13,575
Administrative expenses	10,674	10,964	32,908	32,139
Depreciation and amortization	52,155	41,872	144,529	109,286
(Reversal) provision for doubtful accounts	(8)	17	(177)	158
Net (gain) on sale of leasing equipment	(11,317)	(14,875)	(35,229)	(39,659)

Total operating expenses	68,972	56,990	202,700	158,782

Operating income	80,049	80,762	234,676	223,719
Other expenses:
Interest and debt expense	30,390	28,504	85,088	77,985
Write-off of deferred financing costs	—	1,043	—	1,043
Net loss on interest rate swaps	1,286	23,229	5,042	30,361

Total other expenses	31,676	52,776	90,130	109,389

Income before income taxes	48,373	27,986	144,546	114,330
Income tax expense	17,220	9,907	51,169	40,473

Net income	$31,153	$18,079	$93,377	$73,857

Net income per common share—Basic	$0.94	$0.55	$2.81	$2.29

Net income per common share—Diluted	$0.93	$0.54	$2.78	$2.27

Cash dividends paid per common share	$0.60	$0.52	$1.73	$1.47
Weighted average number of common shares outstanding—Basic	33,230	33,085	33,213	32,188
Dilutive stock options and restricted stock	402	390	401	415

Weighted average number of common shares outstanding—Diluted	33,632	33,475	33,614	32,603

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income	$31,153	$18,079	$93,377	$73,857
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $0, $0, $(625) and $(827), respectively)	—	—	(1,145)	(1,513)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $301, $302, $871 and $859, respectively)	549	553	1,595	1,572
Amortization of gain on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $0, $(44), $0 and $(148), respectively)	—	(80)	—	(271)
Foreign currency translation adjustment	118	(26)	183	34

Other comprehensive income, net of tax	667	447	633	(178)

Comprehensive income	$31,820	$18,526	$94,010	$73,679

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$93,377	$73,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,529	109,286
Amortization of deferred financing costs	4,234	3,539
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	2,466	2,431
Net (gain) on sale of leasing equipment	(35,229)	(39,659)
Net loss on interest rate swaps	5,042	30,361
Write-off of deferred financing costs	—	1,043
Deferred income taxes	50,964	39,820
Stock compensation charge	2,882	1,739
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	8,295	(12,885)
Realized loss on interest rate swaps terminated prior to their contractual maturities	(19,444)	(12,524)
Other change in operating assets and liabilities	(23,483)	(17,809)

Net cash provided by operating activities	233,633	179,199

Cash flows from investing activities:
Purchases of leasing equipment and other long-lived assets	(773,586)	(755,780)
Investment in finance leases	—	(3,766)
Proceeds from sale of equipment, net of selling costs	98,886	93,109
Cash collections on finance lease receivables, net of income earned	25,846	27,004
Other	116	40

Net cash (used in) investing activities	(648,738)	(639,393)

Cash flows from financing activities:
Issuance of common stock	—	85,724
Common stock dividends paid	(57,479)	(47,496)
Financing fees paid under debt facilities	(7,446)	(9,980)
Borrowings under debt facilities	1,165,404	851,399
Payments under debt facilities and capital lease obligations	(769,127)	(407,348)
Stock options exercised and other stock related activity	(27)	1,247
(Increase) in restricted cash	(4,249)	(12,568)

Net cash provided by financing activities	327,076	460,978

Net (decrease) increase in unrestricted cash and cash equivalents	$(88,029)	$784
Unrestricted cash and cash equivalents, beginning of period	140,877	62,594

Unrestricted cash and cash equivalents, end of period	$52,848	$63,378

Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$29,771	$22,698

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements

A.    Description of the Business

        TAL leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third-party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third-party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.

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

C.    Recently Adopted Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides guidance to prospectively ensure common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The Company has adopted ASU 2011-04 effective January 1, 2012. The Company's adoption of ASU 2011-04 had no impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires the presentation of the components of net income, other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. Effective January 1, 2012, the Company has adopted the two consecutive statements approach. The Company's adoption of ASU 2011-05 had no impact on the Company's consolidated financial statements as it is presentation-only in nature.

Note 2—Fair Value of Financial Instruments

        The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivable and other assets approximate their fair value as of September 30, 2012.

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

        The Company does not measure debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's debt are listed in the table below as of the date indicated (in thousands).

As of September 30, 2012
Liabilities
Debt—carrying value	$2,631,818
Debt—estimated fair value	$2,739,562

        The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.

Note 3—Dividends

        The Company paid the following quarterly dividends during the nine months ended September 30, 2012 and 2011 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 4, 2012	September 25, 2012	$20.0 million	$0.60
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

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

        The Company incurred compensation costs related to the vesting of restricted shares granted in 2009, 2010, 2011 and 2012 under the Company's stock-based compensation plans of $0.8 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.9 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Company reports these compensation costs in administrative expenses in its consolidated statements of operations.

        Total unrecognized compensation cost of approximately $5.0 million as of September 30, 2012 related to 353,250 restricted shares granted during 2010, 2011 and 2012 will be recognized over the remaining weighted average vesting period of approximately 1.9 years.

        The Company's stock option activity under the 2005 Management Omnibus Incentive Plan (the "Plan") for the nine months ended September 30, 2012 was as follows:

Options
Outstanding as of January 1, 2012	515,288
Granted	—
Exercised	(114,409)
Cancelled	—

Outstanding as of September 30, 2012	400,879

Exercisable as of September 30, 2012	400,879

        Plan participants tendered 59,309 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price and, in certain instances withholding taxes, for a portion of the shares exercised.

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	September 30, 2012	December 31, 2011
Gross finance lease receivables	$157,130	$187,509
Allowance on gross finance lease receivables	(921)	(1,073)

Gross finance lease receivables, net of allowance	156,209	186,436
Unearned income	(30,757)	(39,694)

Net investment in finance leases	$125,452	$146,742

        The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. The Company's historical loss experience on its gross finance lease receivables, after considering equipment recoveries, was less

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

than 1%. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.

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

        Based on the above categories, the Company's gross finance lease receivables were as follows as of the dates presented (in thousands):

	September 30, 2012	December 31, 2011
Tier 1	$111,176	$131,513
Tier 2	45,954	55,996
Tier 3	—	—

	$157,130	$187,509

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of September 30, 2012, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of September 30, 2012, none of the Company's gross finance lease receivables were in non-accrual

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

status. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the nine months ended
September 30, 2012	$1,073	$(152)	$—	$921
September 30, 2011	$1,169	$(31)	$—	$1,138

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Asset backed securitization (ABS) term notes	$1,398,257	$1,220,500
Term loan facilities	719,593	580,900
Asset backed warehouse facility	290,000	216,500
Revolving credit facility	90,000	70,000
Capital lease obligations	133,968	147,685

Total debt	$2,631,818	$2,235,585

        As of September 30, 2012 the Company had $1,315.0 million of debt outstanding on facilities with fixed interest rates and $1,316.8 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2012, the Company had interest rate swaps in place with a total notional value of $738.1 million to fix the floating interest rates on a portion of its floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities, and as of September 30, 2012, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In May 2012, the Company issued $250 million of fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities.

Asset Backed Warehouse Facility

        During 2012, the Company increased the size of its asset backed warehouse facility from $400 million to $600 million.

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

        As of September 30, 2012, the Company had in place total interest rate swap agreements to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$738.1 million	3.00%	4.0 years

        The Company's net interest expense on its interest rate swap agreements was $5.4 million and $7.8 million for the three months ended September 30, 2012 and 2011, respectively, and $18.2 million and $23.8 million for the nine months ended September 30, 2012 and 2011, respectively. The Company records net interest on its interest rate swap agreements in interest and debt expense in its consolidated statements of operations.

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

        For the three and nine months ended September 30, 2012, the Company recognized $0.9 million and $2.5 million, respectively, in interest and debt expense related to the amortization of accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges. As of September 30, 2012, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges was approximately $12.4 million, of which $3.2 million is expected to be amortized to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to these terminated interest rate swap agreements would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

        During the nine months ended September 30, 2012, the Company terminated interest rate swap agreements with a notional value of $250 million and an average remaining term of approximately 1.8 years as of the date they were terminated. The Company partially replaced them with a non-amortizing interest rate swap with a notional value of $75 million that expires in 2018. The Company paid $17.6 million to its interest rate swap counterparties to terminate these agreements. As these interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of operations as net loss on interest rate swaps.

Foreign Currency Exchange Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 2.8 million Euros and receive approximately $4.2 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts not designated	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—	Fair value of derivative instruments	$65.5	Fair value of derivative instruments	$78.1
Foreign exchange contracts not designated	Fair value of derivative instruments	0.7	Fair value of derivative instruments	0.8	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total derivatives		$0.7		$0.8		$65.5		$78.1

Derivatives Not Designated as Hedging Instruments under ASC 815
Effect of Derivative Instruments on Consolidated Statements of Operations
(in millions)

		Amount of (Gain) Loss on Derivatives Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss on Derivatives Recognized in Net Income
Derivative Instrument		2012	2011	2012	2011
Interest rate swap agreements	Net loss on interest rate swaps	$1.3	$23.2	$5.0	$30.4
Foreign exchange agreements	Administrative expenses	0.1	(0.3)	0.1	0.2

Total		$1.4	$22.9	$5.1	$30.6

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

  •
  Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$134,038	$14,983	$149,021	$119,578	$18,174	$137,752
Equipment trading expenses	—	11,273	11,273	—	13,900	13,900
Depreciation and amortization expense	51,222	933	52,155	40,874	998	41,872
Interest and debt expense	29,655	735	30,390	27,722	782	28,504
Net (gain) on sale of leasing equipment	(11,317)	—	(11,317)	(14,875)	—	(14,875)
Income before income taxes(1)	47,801	1,858	49,659	49,949	2,309	52,258

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $1.3 million and $23.2 million for the three months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million for the three months ended September 30, 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$382,614	$54,762	$437,376	$325,374	$57,127	$382,501
Equipment trading expenses	—	42,867	42,867	—	43,283	43,283
Depreciation and amortization expense	141,594	2,935	144,529	108,139	1,147	109,286
Interest and debt expense	82,723	2,365	85,088	76,180	1,805	77,985
Net (gain) on sale of leasing equipment	(35,229)	—	(35,229)	(39,659)	—	(39,659)
Income before income taxes(1)	143,722	5,866	149,588	135,566	10,168	145,734
Equipment held for sale at September 30	13,870	15,592	29,462	13,551	24,762	38,313
Goodwill at September 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at September 30	3,574,748	66,733	3,641,481	3,021,058	79,115	3,100,173
Purchases of leasing equipment(2)	767,960	5,626	773,586	722,567	33,213	755,780
Investments in finance leases(2)	—	—	—	3,766	—	3,766

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $5.0 million and $30.4 million for the nine months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million for the nine months ended September 30, 2011.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

        There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.

Geographic Segment Information

        The Company earns its revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars. The following table represents the geographic allocation of revenues for the periods indicated based on customers' primary domicile and allocates equipment trading revenue based on the location of sale (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Total revenues:
United States of America	$10,282	$10,650	$33,672	$30,117
Asia	62,018	58,869	187,287	161,982
Europe	68,576	59,917	191,607	166,485
Other International	8,145	8,316	24,810	23,917

Total	$149,021	$137,752	$437,376	$382,501

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At September 30, 2012, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred, are included in accounts payable and accrued expenses and approximate fair value as of September 30, 2012. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of September 30, 2012.

Purchase Commitments

        At September 30, 2012, commitments for capital expenditures totaled approximately $70.4 million.

Note 10—Income Taxes

        The consolidated income tax expense for the three and nine months ended September 30, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2012 and the year ended December 31, 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 11—Subsequent Events

Quarterly Dividend

        On October 23, 2012, the Company's Board of Directors approved and declared a $0.62 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 27, 2012 to shareholders of record at the close of business on December 6, 2012.

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

  •
  Equipment trading—we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2012, our total fleet consisted of 1,185,308 containers and chassis, including 23,921 containers under management for third parties, representing 1,932,901 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 225 third party container depot facilities in 39 countries as of September 30, 2012. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2012, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 48% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	September 30, 2012			December 31, 2011			September 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	997,966	22,022	1,019,988	823,541	24,361	847,902	829,700	24,765	854,465
Refrigerated	57,063	117	57,180	50,580	171	50,751	48,794	177	48,971
Special	47,051	1,782	48,833	46,080	1,959	48,039	45,655	2,005	47,660
Tank	6,608	—	6,608	5,396	—	5,396	4,679	—	4,679
Chassis	12,961	—	12,961	10,789	—	10,789	10,793	—	10,793

Equipment leasing fleet	1,121,649	23,921	1,145,570	936,386	26,491	962,877	939,621	26,947	966,568
Equipment trading fleet	39,738	—	39,738	46,767	—	46,767	42,460	—	42,460

Total	1,161,387	23,921	1,185,308	983,153	26,491	1,009,644	982,081	26,947	1,009,028

Percentage	98.0%	2.0%	100.0%	97.4%	2.6%	100.0%	97.3%	2.7%	100.0%

	Equipment Fleet in TEUs
	September 30, 2012			December 31, 2011			September 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,603,069	39,726	1,642,795	1,323,458	44,155	1,367,613	1,334,892	44,902	1,379,794
Refrigerated	109,054	206	109,260	95,671	298	95,969	92,517	307	92,824
Special	84,081	2,994	87,075	81,514	3,283	84,797	80,329	3,355	83,684
Tank	6,608	—	6,608	5,396	—	5,396	4,679	—	4,679
Chassis	23,105	—	23,105	19,217	—	19,217	19,223	—	19,223

Equipment leasing fleet	1,825,917	42,926	1,868,843	1,525,256	47,736	1,572,992	1,531,640	48,564	1,580,204
Equipment trading fleet	64,058	—	64,058	72,876	—	72,876	67,964	—	67,964

Total	1,889,975	42,926	1,932,901	1,598,132	47,736	1,645,868	1,599,604	48,564	1,648,168

Percentage	97.8%	2.2%	100.0%	97.1%	2.9%	100.0%	97.1%	2.9%	100.0%

	Equipment Fleet in CEUs
	September 30, 2012			December 31, 2011			September 30, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,330,486	38,725	2,369,211	2,000,747	43,265	2,044,012	1,978,045	44,032	2,022,077

Percentage	98.4%	1.6%	100.0%	97.9%	2.1%	100.0%	97.8%	2.2%	100.0%

        In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from CEU ratios used by others in the industry.

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

        As of September 30, 2012, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenues
Dry	86.1%	64.9%
Refrigerated	4.8	21.4
Special	4.1	7.3
Chassis	1.1	2.0
Tank	0.6	2.8

Equipment leasing fleet	96.7	98.4
Equipment trading fleet	3.3	1.6

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	September 30, 2012	December 31, 2011	September 30, 2011
Long-term leases	66.5%	68.3%	69.6%
Finance leases	7.0	8.4	8.5
Service leases	21.0	18.7	17.7
Expired long-term leases (units on-hire)	5.5	4.6	4.2

Total	100.0%	100.0%	100.0%

        The increase in our service lease portfolio over the last year reflects the completion of several large sale-lease back transactions which are usually structured to provide customers with significant flexibility to redeliver units. Due to the age of this equipment, we expect to sell these units after they have been redelivered.

        As of September 30, 2012, December 31, 2011 and September 30, 2011, our long-term and finance leases had average remaining contract terms of approximately 45 months, 48 months, and 50 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the third quarter of 2012 increased 11.8% from the third quarter of 2011.

        Owned fleet size.    As of September 30, 2012, our owned fleet included 2,330,486 CEUs, an increase of 16.5% from December 31, 2011 and 17.8% from September 30, 2011. The increase in fleet size over both periods was primarily due to the purchases of new containers and the completion of several large sale-leaseback transactions. We continued to have significant opportunities to grow our fleet in 2012 due to the ongoing combination of moderate growth in global containerized trade volumes and the continued shift to leasing from container ownership by our shipping line customers. Historically, our shipping line customers have generally purchased 55%-60% of the containers they operate and leased 40%-45% from leasing companies like TAL. However, since 2010, our customers have relied on leasing for the majority of the containers added to their fleets, and they have become increasingly interested in selling portions of their existing fleets of owned containers to leasing companies through sale-leaseback transactions. This increased reliance on leasing has been mainly driven by the financial challenges facing our customers due to persistent excess vessel capacity and the resulting pressure on freight rates, high fuel prices, and reduced access to financing.

        As of October 24, 2012, we have purchased over $800 million of containers through new orders and sale-leaseback transactions. Roughly three quarters of this equipment (together with our beginning inventory of factory units as of January 1, 2012) is either on-hire or committed to lease transactions. As in 2011, the pick-up of new containers committed to leases has been slower than anticipated, and growth in our leasing revenue has lagged growth in our container fleet. In both 2011 and 2012, expectations for trade growth diminished during the year as peak-season shipping volumes were lighter than expected. Clarkson's Research Services is currently estimating that global containerized trade growth will be 4.8% in 2012, down from their estimate of 7.1% at the beginning of the year. Many of our customers responded to the lower growth level by extending the time they take in completing pick-ups of containers committed to lease.

        A significant portion of our new dry containers committed to lease were picked up in the third quarter and a large portion of the sale-lease back transactions were completed and placed on-hire between June and August. As a result, we had solid growth in our leasing revenues during the third quarter and we expect further growth in our leasing revenue during the fourth quarter as we benefit from a full period of revenue from equipment placed on-hire in the third quarter and the pick-up of additional containers already committed to leases.

        Utilization.    Our average utilization was 97.7% during the third quarter of 2012, a decrease of 0.9% from the third quarter of 2011. Our utilization remains quite high due to the general tight supply / demand balance for containers and our customers' reluctance to order large volumes of new containers directly. We expect dry container redeliveries to increase in the fourth quarter, and our utilization to decrease slightly, as the peak season for dry containers passes.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended September 30, 2012	Quarter Ended June 30, 2012	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011
Average Utilization	97.7%	97.8%	98.2%	98.6%	98.6%

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Ending Utilization	97.4%	97.6%	97.7%	98.6%	98.7%

(1)
Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs) excluding new units not yet leased and off-hire units designated for sale.

        Effective for our 2011 10-K filing, we changed our utilization calculation to be based on CEUs and to exclude off-hire units designated for sale. This method provides a better indicator of the performance of our leasable fleet because it gives greater weight to more expensive equipment types and it does not include those off-hire containers that have been designated for sale. In addition, we believe our utilization calculated under this methodology more closely conforms to those used by our publicly traded competitors. Utilization for all of the periods shown above has been recalculated using this methodology.

        Average lease rates.    Average lease rates for our dry container product line decreased 3.7% in the third quarter of 2012 from the third quarter of 2011. This decrease was primarily due to the completion of a large sale-leaseback transaction for older dry containers. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average. Excluding the effects of this sale-leaseback transaction, average lease rates on our dry container product line remained relatively unchanged in the third quarter of 2012 compared to the third quarter of 2011.

        Average lease rates for refrigerated containers were 3.2% lower in the third quarter of 2012 compared to the third quarter of 2011. Our average lease rates for refrigerated containers continue to be negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. This year, lease rates for new refrigerated containers have also been negatively impacted by aggressive pricing from new entrants seeking to build market share.

        The average lease rates for special containers were 1.8% higher compared to the third quarter of 2011 due to relatively high prices and lease rates for new special containers added to our fleet, and the drop-off and sale of older special containers on leases with rates well below current market levels.

        Equipment disposals.    During the third quarter of 2012, we recognized a $11.3 million gain on the sale of our used containers compared to $14.9 million in the third quarter of 2011. Gain on sale decreased primarily due to lower average sale prices, partially offset by higher sales volumes and a decrease in the cost of equipment sold. The cost of equipment sold in the third quarter of 2011 was higher than in the third quarter of 2012 due to the substantial number of sale leaseback containers with higher book values sold in 2011. Those sale leaseback containers had been purchased in the latter part of 2011 for prices higher than the typical book value of our older containers.

        Used container sale prices reached record levels during the summer of 2011 due to the general tight supply / demand balance for containers and the high price for new containers at that time. Used container disposal prices trended down roughly 20% from the 2011 peak to March 2012 as shipping line customers redelivered older containers after the peak season and the shortage of sale containers eased. In the second and third quarters of 2012, disposal prices stabilized, and they remain quite high compared to historical averages and in relation to new container prices. We continue to expect that used container sale prices will trend down further toward historical levels, but this may take some time if the container supply / demand balance remains tight.

        Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $12.2 million or 17.3% compared to the third quarter of 2011. TAL purchased a large volume of new containers in 2011 and so far in 2012, and our average revenue earning assets increased by approximately 17% from the third quarter of 2011 to the third quarter of 2012.

        Depreciation expense increased $10.3 million or 24.6% compared to the third quarter 2011. Over the past year, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The portion of our fleet that is fully depreciated has decreased significantly as we have invested in a large number of new containers over the last several years and as a large volume of fully depreciated containers purchased in the mid-1990's has been returned by customers and sold. Additionally, we purchased relatively few containers in the late 1990's, so relatively few containers have reached the end of their depreciable lives in 2011 and 2012. We expect the percentage of our containers that are fully depreciated in our fleet to stabilize next year.

        Interest expense increased $1.9 million or 6.7% compared to the third quarter of 2011. The increase from the third quarter of 2011 was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases in 2011 and year to date in 2012. Our average effective interest rate decreased by 0.34% in the third quarter of 2012 compared to the third quarter of 2011 mainly due to the issuance of new debt at interest rates lower than those on our existing debt facilities and the termination of several interest rate swap agreements. We use interest rate swap agreements to synthetically convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.

        Credit performance.    Our credit performance remained strong during the third quarter of 2012, and we recorded a small reversal of our provision for doubtful accounts. However, our concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. During 2011, excess vessel capacity placed severe pressure on freight rates on the major East/West trade lanes. Higher fuel prices combined with the drop in freight rates to squeeze the profitability of our customers, and many reported large losses in 2011 and the first quarter of 2012.

        While freight rates improved significantly during the second quarter of 2012, and shipping lines reported improved operating performance in the second quarter, freight rates began to fall again in the third quarter as the dry container peak season was weaker than expected and as excess vessel capacity continued to weigh on the industry. It is anticipated that the volume of new vessels entering service over the next several years will be in excess of trade growth, and freight rates and our customers' financial performance are expected to remain under pressure.

        Operating expenses.    Our direct operating expenses were $6.2 million in the third quarter of 2012, compared to $5.1 million in the third quarter of 2011. Our direct operating expenses increased during the third quarter of 2012 mainly due to higher storage and handling costs resulting from a higher volume of redeliveries and slightly lower utilization, and increased inspection costs due to a higher volume of new units built and accepted.

        Our administrative expenses were $10.7 million in the third quarter of 2012 compared to $11.0 million in the third quarter of 2011. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. Over the last three years, the ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 9.5% in 2011 and 8.5% year to date in 2012.

Dividends

        We paid the following quarterly dividends during the nine months ended September 30, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 4, 2012	September 25, 2012	$20.0 million	$0.60
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

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

Results of Operations

        The following table summarizes our results of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Leasing revenues	$135,178	$120,911	$386,212	$326,999
Equipment trading revenues	12,981	16,121	48,750	53,214
Management fee income	823	683	2,303	2,122
Other revenues	39	37	111	166

Total revenues	149,021	137,752	437,376	382,501

Operating expenses (income):
Equipment trading expenses	11,273	13,900	42,867	43,283
Direct operating expenses	6,195	5,112	17,802	13,575
Administrative expenses	10,674	10,964	32,908	32,139
Depreciation and amortization	52,155	41,872	144,529	109,286
(Reversal) provision for doubtful accounts	(8)	17	(177)	158
Net (gain) on sale of leasing equipment	(11,317)	(14,875)	(35,229)	(39,659)

Total operating expenses	68,972	56,990	202,700	158,782

Operating income	80,049	80,762	234,676	223,719
Other expenses:
Interest and debt expense	30,390	28,504	85,088	77,985
Write-off of deferred financing costs	—	1,043	—	1,043
Net loss on interest rate swaps	1,286	23,229	5,042	30,361

Total other expenses	31,676	52,776	90,130	109,389

Income before income taxes	48,373	27,986	144,546	114,330
Income tax expense	17,220	9,907	51,169	40,473

Net income	$31,153	$18,079	$93,377	$73,857

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

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

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$126,455	$111,290
Fee and ancillary lease revenue	5,384	5,560

Total operating lease revenue	131,839	116,850
Finance lease revenue	3,339	4,061

Total leasing revenues	$135,178	$120,911

        Total leasing revenues were $135.2 million in the three months ended September 30, 2012, compared to $120.9 million in the same period in 2011, an increase of $14.3 million, or 11.8%.

        Per diem revenue increased by $15.2 million, or 13.7%, compared to the three months ended September 30, 2011. The primary reasons for this increase are as follows:

  •
  $17.9 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 838,000 in the third quarter of 2011 to approximately 969,000 in the third quarter of 2012; and

  •
  $3.6 million decrease due to lower average per diem rates primarily due to a large number of units placed on hire at the end of the second quarter of 2012 on a sale-leaseback transaction. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average.

        Fee and ancillary lease revenue were relatively flat in the three months ended September 30, 2012 compared to the same period in 2011.

        Finance lease revenue decreased by $0.7 million in the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Equipment trading revenues	$12,981	$16,121
Equipment trading expenses	(11,273)	(13,900)

Equipment trading margin	$1,708	$2,221

        The equipment trading margin decreased $0.5 million in the three months ended September 30, 2012 compared to the same period in 2011. The trading margin decreased primarily due to lower sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $6.2 million in the three months ended September 30, 2012, compared to $5.1 million in the same period in 2011, an increase of $1.1 million. This increase was primarily driven by increased storage and handling costs due to an increase in the number of idle units and increased inspection costs due to a higher volume of new units built and accepted during the three months ended September 30, 2012.

        Administrative expenses.    Administrative expenses were $10.7 million in the three months ended September 30, 2012 compared to $11.0 million in the same period in 2011, a decrease of $0.3 million. This decrease was primarily due to foreign exchange losses on our Euro denominated assets and liabilities incurred in the three months ended September 30, 2011 as compared to a small gain in the three months ended September 30, 2012.

        Depreciation and amortization.    Depreciation and amortization was $52.2 million in the three months ended September 30, 2012, compared to $41.9 million in the same period in 2011, an increase of $10.3 million or 24.6%. This increase was primarily due to a net increase in the size of our depreciable fleet. Our average revenue earning assets increased by approximately 17% from the third quarter of 2011 to the third quarter of 2012 due to the large investments we have made in our business. In addition, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The percentage of our fleet that is fully depreciated has decreased significantly as we have grown the fleet rapidly over the last several years. This increases our depreciation expense relative to our revenue earning assets.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts in the three months ended September 30, 2012 and our provision for doubtful accounts in the same period in 2011 were negligible. In general, our credit losses remain low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $11.3 million in the three months ended September 30, 2012 compared to $14.9 million in the same period in 2011, a decrease of $3.6 million. Gain on sale decreased by $6.3 million due to lower selling prices, partially offset by an increase of $2.9 million due to higher sales volumes and a $1.2 million decrease in the cost of equipment sold during the third quarter of 2012. The cost of equipment sold in the third quarter of 2011 was higher than in the third quarter of 2012 due to the substantial number of sale leaseback containers with higher book values sold in 2011. Those sale lease back containers had been purchased in the latter part of 2011 for prices higher than the typical book value of our older containers.

        Interest and debt expense.    Interest and debt expense was $30.4 million in the three months ended September 30, 2012, compared to $28.5 million in the same period in 2011, an increase of $1.9 million. Interest and debt expense increased by $4.6 million due to a higher average debt balance of $2,486.8 million in the third quarter of 2012 compared to $2,179.8 million in the third quarter of 2011, mostly resulting from our substantial equipment purchases so far this year and during 2011. This was partially offset by a $2.7 million decrease due to a lower effective interest rate of 4.78% in the third quarter of 2012 compared to 5.12% in the third quarter of 2011.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $1.3 million in the three months ended September 30, 2012, compared to $23.2 million in the same period in 2011. The fair value of our interest rate swap agreements decreased during the third quarter of 2012 due to a decrease in long term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during the third quarter of 2012, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decrease during the quarter.

        Income tax expense.    Income tax expense was $17.2 million in the three months ended September 30, 2012, compared to $9.9 million in the same period in 2011. The effective tax rates for the three months ended September 30, 2012 and 2011 were 35.6% and 35.4%, respectively.

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

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

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

	Nine months Ended September 30,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$358,275	$300,338
Fee and ancillary lease revenue	17,348	14,130

Total operating lease revenue	375,623	314,468
Finance lease revenue	10,589	12,531

Total leasing revenues	$386,212	$326,999

        Total leasing revenues were $386.2 million in the nine months ended September 30, 2012, compared to $327.0 million in the same period in 2011, an increase of $59.2 million, or 18.1%.

        Per diem revenue increased by $57.9 million, or 19.3%, compared to 2011. The primary reasons for this increase are as follows:

  •
  $52.1 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 775,000 in the nine months ended September 30, 2011 to approximately 892,000 in the nine months ended September 30, 2012;

  •
  $1.4 million increase due to higher average per diem rates. New dry container prices reached peak levels during the first half of 2011, and our average dry container lease rates increased throughout the year as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. The effects of this general increase in average per diem rates in 2011 was partially offset in 2012 by the completion of a large sale-leaseback transaction for older dry containers at the end of the second quarter. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average; and

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts.

        Fee and ancillary lease revenue increased $3.2 million as compared to the prior year primarily due to an increase in repair revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $1.9 million primarily due to a decrease in the average size of our finance lease portfolio.

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

	Nine months Ended September 30,
	2012	2011
	(in thousands)
Equipment trading revenues	$48,750	$53,214
Equipment trading expenses	(42,867)	(43,283)

Equipment trading margin	$5,883	$9,931

        The equipment trading margin decreased $4.0 million in the nine months ended September 30, 2012 compared to the same period in 2011. The trading margin decreased by $2.6 million due to lower per unit sales margins and by $1.5 million due to lower sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $17.8 million in the nine months ended September 30, 2012, compared to $13.6 million in the same period in 2011, an increase of $4.2 million. The primary reasons for the increase are as follows:

  •
  $2.3 million increase in storage and handling costs due to an increase in the number of idle units; and

  •
  $1.5 million increase in repair costs due to a higher volume of repairs, primarily for our dry and refrigerated containers.

        Administrative expenses.    Administrative expenses were $32.9 million in the nine months ended September 30, 2012 compared to $32.1 million in the same period in 2011, an increase of $0.8 million or 2.5%, primarily due to increased compensation cost and costs related to two secondary share offerings by our major shareholders.

        Depreciation and amortization.    Depreciation and amortization was $144.5 million in the nine months ended September 30, 2012, compared to $109.3 million in the same period in 2011, an increase of $35.2 million or 32.2%. This increase in depreciation expense was primarily due to a net increase in the size of our depreciable fleet. Our average revenue earning assets in the nine months ended September 30, 2012 increased by approximately 17% from the average for the same period in 2011 due to the large investments we have made in our business. In addition, depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The percentage of our fleet that is fully depreciated has decreased significantly as we have grown the fleet rapidly over the last several years. This increases our depreciation expense relative to our revenue earning assets.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts was $0.2 million in the nine months ended September 30, 2012, compared to a provision for doubtful accounts of $0.2 million in the same period in 2011. In general, our credit losses remain low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $35.2 million in the nine months ended September 30, 2012, compared to $39.7 million in the same period in 2011, a decrease of $4.5 million. Gain on sale decreased by $13.4 million due to lower selling prices and $5.3 million due to the higher cost of equipment sold, partially offset by an increase of $15.6 million due to higher sales volumes. The higher cost of equipment sold was driven by the large portion of units sold that had been purchased in sale leaseback transactions in the latter half of 2011 for prices higher than the typical book value of our older containers.

        Interest and debt expense.    Interest and debt expense was $85.1 million in the nine months ended September 30, 2012, compared to $78.0 million in the same period in 2011, an increase of $7.1 million. Interest and debt expense increased by $13.0 million due to a higher average debt balance of $2,293.1 million in the nine months ended September 30, 2012, compared to $1,987.3 million in the same period in 2011, resulting from our substantial new equipment purchases so far this year and during 2011. This was partially offset by a $5.9 million decrease due to a lower effective interest rate of 4.88% in the nine months ended September 30, 2012 compared to 5.17% in the same period in 2011.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $5.0 million in the nine months ended September 30, 2012, compared to $30.4 million in the same period in 2011. The fair value of our interest rate swap agreements decreased during the nine months ended September 30, 2012 due to a decrease in long-term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during 2012, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decline.

        Income tax expense.    Income tax expense was $51.2 million in the nine months ended September 30, 2012, compared to $40.5 million in the same period in 2011. The effective tax rate in the nine months ended September 30, 2012 and 2011 was 35.4%.

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

Segment Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

        The following table lists selected revenue and expense items for our Equipment leasing segment in the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Equipment leasing segment:
Total revenues	$134,038	$119,578
Depreciation and amortization	51,222	40,874
Interest and debt expense	29,655	27,722
Net (gain) on sale of leasing equipment	(11,317)	(14,875)
Income before income taxes(1)	47,801	49,949

(1)
Income before income taxes excludes net losses on interest rate swaps of $1.3 million and $23.2 million in the three months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million in the three months ended September 30, 2011.

        Equipment leasing revenue.    Total revenues for the Equipment leasing segment were $134.0 million in the three months ended September 30, 2012 compared to $119.6 million in the same period in 2011, an increase of $14.4 million, or 12.0%. The primary reasons for the increase are as follows:

  •
  $17.9 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire in our fleet;

  •
  $3.6 million decrease due to lower average per diem rates primarily due to a large number of units placed on hire at the end of the second quarter of 2012 on a sale-leaseback transaction. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average; and

  •
  $0.7 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $47.8 million in the three months ended September 30, 2012 compared to $49.9 million in the same period in 2011, a decrease of $2.1 million. The primary reasons for this decrease in income before income taxes are as follows:

  •
  $14.4 million increase in Equipment leasing revenues in the three months ended September 30, 2012;

  •
  $10.3 million increase in depreciation and amortization primarily due to a net increase in the size of the depreciable fleet;

  •
  $3.6 million decrease in net gain on sale of leasing equipment primarily due to lower selling prices, partially offset by higher sales volumes and the lower cost of equipment sold in the three months ended September 30, 2012;

  •
  $1.9 million increase in interest and debt expense due to a higher average debt balance mostly due to equipment purchases so far this year and during 2011, partially offset by a lower effective interest rate; and

  •
  $1.1 million increase in direct operating expense primarily due to higher storage and handling costs due to an increase in the number of idle units and higher inspection costs due to a higher volume of new units built and accepted.

Segment Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

        The following table lists selected revenue and expense items for our Equipment leasing segment in the nine months ended September 30, 2012 and 2011:

	Nine months Ended September 30,
	2012	2011
	(in thousands)
Equipment leasing segment:
Total revenues	$382,614	$325,374
Depreciation and amortization	141,594	108,139
Interest and debt expense	82,723	76,180
Net (gain) on sale of leasing equipment	(35,229)	(39,659)
Income before income taxes(1)	143,722	135,566

(1)
Income before income taxes excludes net losses on interest rate swaps of $5.0 million and $30.4 million in the nine months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million in the nine months ended September 30, 2011.

        Equipment leasing revenue.    Total revenues for the Equipment leasing segment were $382.6 million in the nine months ended September 30, 2012 compared to $325.4 million in the same period in 2011, an increase of $57.2 million, or 17.6%. The primary reasons for this increase are as follows:

  •
  $52.1 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire in our fleet;

  •
  $3.3 million increase due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts;

  •
  $3.2 million increase in fee and ancillary lease revenue primarily due to an increase in repair revenue and fees resulting from increased redeliveries;

  •
  $1.9 million decrease in finance lease revenue primarily due to a decrease in the average size of our finance lease portfolio; and

  •
  $1.4 million increase due to higher average per diem rates resulting from a significant number of units placed on-hire during 2011 at lease rates exceeding our portfolio average. The effects of this general increase in average per diem rates in 2011 was partially offset in 2012 by the completion of a large sale-leaseback transaction for older dry containers at the end of the second quarter. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $143.7 million in the nine months ended September 30, 2012 compared to

$135.6 million in the same period in 2011, an increase of $8.1 million. The primary reasons for the increase in income before income taxes are as follows:

  •
  $57.2 million increase in Equipment leasing revenue in the nine months ended September 30, 2012;

  •
  $33.5 million increase in depreciation expense, primarily due to a net increase in the size of the depreciable fleet;

  •
  $6.5 million increase in interest and debt expense due to a higher average debt balance mostly due to equipment purchases so far this year and during 2011, partially offset by a lower effective interest rate;

  •
  $4.4 million decrease in net gain on the sale of leasing equipment primarily due to lower selling prices and the higher cost of equipment sold, partially offset by higher sales volumes; and

  •
  $4.3 million increase in direct operating expense primarily due to higher storage and handling costs due to an increase in the number of idle units, and higher repair costs due to an increase in the volume of repairs.

Equipment trading

        We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Also included in Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until containers are dropped off. Equipment trading expenses represent the cost of equipment sold, including costs associated with the acquisition, maintenance and selling of trading inventory, such as positioning, repairs, handling and storage costs, and estimated direct selling and administrative costs. Other expenses in this segment include administrative overhead expenses, depreciation expense, (reversal) provision for doubtful accounts and interest expense.

Segment Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

        The following table lists selected revenue and expense items for our Equipment trading segment in the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Equipment trading segment:
Total leasing revenues	$2,002	$2,053
Equipment trading revenues	12,981	16,121
Equipment trading expenses	(11,273)	(13,900)

Equipment trading margin	1,708	2,221
Interest and debt expense	735	782
Income before income taxes(1)	1,858	2,309

(1)
Income before income taxes excludes net losses on interest rate swaps of $1.3 million and $23.2 million in the three months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million in the three months ended September 30, 2011.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $0.5 million in the three months ended September 30, 2012 compared to the same period in 2011. The trading margin decreased primarily due to lower sales volumes.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $1.9 million in the three months ended September 30, 2012 compared to $2.3 million in the same period in 2011. Income before income taxes decreased primarily due to lower sales volumes.

Segment Comparison of Nine months Ended September 30, 2012 to Nine months Ended September 30, 2011

        The following table lists selected revenue and expense items for our Equipment trading segment in the nine months ended September 30, 2012 and 2011:

	Nine months Ended September 30,
	2012	2011
	(in thousands)
Equipment trading segment:
Total leasing revenues	$6,012	$3,913
Equipment trading revenues	48,750	53,214
Equipment trading expenses	(42,867)	(43,283)

Equipment trading margin	5,883	9,931
Interest and debt expense	2,365	1,805
Income before income taxes(1)	5,866	10,168

(1)
Income before income taxes excludes net losses on interest rate swaps of $5.0 million and $30.4 million in the nine months ended September 30, 2012 and 2011, respectively, and the write-off of deferred financing costs of $1.0 million in the nine months ended September 30, 2011.

        Equipment trading margin.    The Equipment trading margin, the difference between Equipment trading revenues and expenses, decreased $4.0 million in the nine months ended September 30, 2012 compared to the same period in 2011. The trading margin decreased primarily due to lower per unit sales margins and lower sales volumes.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $5.9 million in the nine months ended September 30, 2012 compared to $10.2 million in the same period in 2011. Income before income taxes decreased primarily due to lower per unit sales margins and lower sales volumes.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended September 30, 2012, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $488.5 million. In addition, as of September 30, 2012, we had $52.8 million of unrestricted cash and $320.0 million of additional borrowing capacity under our current credit facilities.

        During the nine months ended September 30, 2012, we issued $250 million of fixed rate secured notes and issued $76 million of subordinated term notes under the ABS facilities, completed a private placement of term notes for $153 million, and increased the size of our asset backed warehouse facility by $200 million to bring its maximum availability to $600 million.

        As of September 30, 2012, major committed cash outflows in the next 12 months include $327.6 million of scheduled principal payments on our existing debt facilities and $100.2 million of committed but unpaid capital expenditures.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At September 30, 2012, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,398.2	$1,398.2
Term loan facilities	719.6	719.6
Asset backed warehouse facility	290.0	600.0
Revolving credit facility	90.0	100.0
Capital lease obligations	134.0	134.0

Total Debt	$2,631.8	$2,951.8

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of September 30, 2012, we had $1,315.0 million of debt outstanding on facilities with fixed interest rates and $1,316.8 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2012, we had interest rate swaps in place with a total notional value of $738.1 million to fix the floating interest rates on a portion of our floating rate debt obligations.

Debt Covenants

        We are subject to certain financial covenants under our debt agreements. At September 30, 2012, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of September 30, 2012, the minimum and actual Consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.91
TAL Advantage I, LLC	1.10	3.07
TAL Advantage II, LLC	1.10	2.14
TAL Advantage III, LLC	1.30	2.46
TAL Advantage IV, LLC	1.10	2.26

  Minimum TNW and Maximum Indebtedness to TNW Covenants

        We are required to meet consolidated Minimum TNW and Maximum Indebtedness to TNW covenants. For the purpose of calculating these covenants, all amounts are based on the consolidated balance sheet of TAL International Group, Inc. TNW is calculated as total tangible assets less total indebtedness, which includes equipment purchases payable and, in certain cases, the fair value of derivative instruments liability.

        For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of September 30, 2012, the minimum and actual TNWs for each of our SPEs were $545.9 million and $871.4 million, respectively. As of

September 30, 2012, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.14
TAL Advantage II, LLC	4.75	3.06
TAL Advantage III, LLC	4.75	3.06
TAL Advantage IV, LLC	4.75	3.06

        As of September 30, 2012, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1,850.1 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months Ended September 30,
	2012	2011
Net cash provided by operating activities	$233,633	$179,199

Net cash (used in) provided by investing activities:
Purchases of leasing equipment and other long-lived assets	$(773,586)	$(755,780)
Investment in finance leases	—	(3,766)
Proceeds from sale of equipment, net of selling costs	98,886	93,109
Cash collections on finance lease receivables, net of income earned	25,846	27,004
Other	116	40

Net cash (used in) investing activities	$(648,738)	$(639,393)

Net cash provided by financing activities	$327,076	$460,978

Operating Activities

        Net cash provided by operating activities increased by $54.4 million to $233.6 million in the nine months ended September 30, 2012, compared to $179.2 million in the same period in 2011 primarily due to an increase in earnings excluding depreciation, net loss on interest rate swaps and taxes of $40.6 million. In addition, we had net sales of trading equipment of $8.3 million in the nine months ended September 30, 2012, compared to net purchases of trading equipment of $12.9 million in the same period in 2011 resulting in an increase in operating cash flows of $21.2 million. A significant portion of the trading equipment sold during the nine months ended September 30, 2012 had been purchased in 2011. Partially offsetting these increases were payments of $19.4 million in the nine months ended September 30, 2012 to our interest rate swap counterparties for the termination of certain interest rate swap agreements compared to payments of $12.5 million in the same period in 2011.

Investing Activities

        Net cash used in investing activities increased by $9.3 million to $648.7 million in the nine months ended September 30, 2012 compared to $639.4 million in the same period in 2011. This increase was primarily due to a $14.0 million net increase in purchases of leasing equipment and other long-lived assets and investments in finance lease, partially offset by an increase in proceeds from the sale of equipment primarily due to higher sales volumes.

Financing Activities

        Net cash provided by financing activities decreased by $133.9 million to $327.1 million in the nine months ended September 30, 2012 compared to $461.0 million in the same period in 2011. This decrease was due to a decrease in our net borrowings under our various debt facilities of $45.3 million and an increase in dividends paid of $10.0 million in the nine months ended September 30, 2012, compared to the same period in 2011. In addition, we sold 2,500,000 shares of common stock for net proceeds of $85.7 million in the nine months ended September 30, 2011, and had no similar stock issuances during the nine months ended September 30, 2012.

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

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2012:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2012	2013	2014	2015	2016 and thereafter
	(dollars in millions)
Total debt obligations(1)	$2,975.2	$104.1	$442.4	$441.1	$415.6	$1,572.0
Capital lease obligations(2)	154.0	3.3	20.4	24.0	39.8	66.5
Operating leases (mainly facilities)	7.5	0.3	1.3	1.0	0.7	4.2
Purchase obligations:
Equipment purchases payable	29.8	29.8	—	—	—	—
Equipment purchase commitments	70.4	15.5	54.9	—	—	—

Total contractual obligations	$3,236.9	$153.0	$519.0	$466.1	$456.1	$1,642.7

(1)
Amounts include actual and estimated interest for floating rate debt based on September 30, 2012 rates and the net effect of our interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        As of September 30, 2012, we had in place total interest rate swap agreements to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Total Notional Amount	Weighted Average Fixed Leg Interest Rate	Weighted Average Remaining Term
$738.1 million	3.00%	4.0 years

        Changes in the fair value of these interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we do not apply hedge accounting treatment for these agreements. For the three months ended September 30, 2012 and 2011, our net loss on interest rate swaps was $1.3 million and $23.2 million, respectively. For the nine months ended September 30, 2012 and 2011, our net loss on interest rate swaps was $5.0 million and $30.4 million, respectively.

        Since 56% of our floating rate debt is economically hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $5.2 million in interest expense over the next 12 months.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the nine months ended September 30, 2012 and 2011 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        For the three months ended September 30, 2012 we recorded a net foreign currency exchange gain of approximately ten thousand dollars compared to a net foreign currency exchange loss of $0.3 million in the same period in 2011. For the nine months ended September 30, 2012 and 2011, we recorded net foreign currency exchange losses of $0.2 million. These gains and losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was $0.7 million as of September 30, 2012, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of stock during the three months ended September 30, 2012.

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

TAL International Group, Inc.
October 31, 2012	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)