Form 10-K
period 2012-12-31
TAL International Group, Inc.
filed 2013-02-20
CIK 1331745

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2012 was approximately $971.5 million.

         As of February 11, 2013, there were 33,839,523 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 23, 2013.

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

TAL International Group, Inc.
100 Manhattanville Road
Purchase, New York 10577
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (914) 251-9000

SERVICE MARKS MATTERS

        The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of TAL International Group, Inc. and our subsidiaries: TAL® and Trader®.

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

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 230 third-party container depot facilities in 40 countries as of December 31, 2012. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Hapag-LLoyd, Mediterranean Shipping Company and NYK Line.

        We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers domestically.

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases typically have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases are typically structured as full payout leases, and provide for a predictable recurring revenue stream with the lowest cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases, and we classify such leases as either long-term or service leases, depending upon which features we believe are more predominant.

        Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments' contents and handling, and return the equipment to specified drop-off locations. The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on cost equivalent units (CEUs), as of December 31, 2012:

Lease Portfolio	December 31, 2012
Long-term leases	67.5%
Finance leases	6.6
Service leases	21.0
Expired long-term leases (units on-hire)	4.9

Total	100.0%

        As of December 31, 2012, our long-term and finance leases had an average remaining lease term of 43 months.

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

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 39,000 twenty-foot equivalent units (TEUs) per year of containers purchased for resale.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.8% from 1988 to 2012. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry

Maritime Research, we estimate that container lessors owned approximately 15.3 million TEUs, or approximately 46% of the total worldwide container fleet of 33.5 million TEUs, as of the end of 2012.

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

Operations

        We operate our business through 17 offices worldwide located in 11 different countries as of December 31, 2012. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

  •
  Tank Containers.  Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames with the same outside dimensions as 20 foot dry containers. They carry bulk liquids such as chemicals.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2012, 67.5% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2012, 4.9% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2012, 21.0% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 31 months. The increase in our service lease portfolio over the last year reflects the completion of several large sale-leaseback transactions which are usually structured to provide customers with significant flexibility to redeliver units. Due to the age of this equipment, we expect to sell these units when they are redelivered.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2012, approximately 6.6% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2012, our long-term and finance leases had an average remaining duration of 43 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

  Logistics Management, Re-leasing, Depot Management and Equipment Disposals

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

        Depot Management.    As of December 31, 2012, we managed our equipment fleet through approximately 230 third-party owned and operated depot facilities located in 40 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        We have sold approximately 77,000 TEUs per year of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, cost paid for equipment sold and selling and administrative costs. We have sold approximately 39,000 TEUs per year of containers purchased from third parties for resale on average over the last five years.

  Management Services

        Approximately 1.9% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically, the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

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

Credit Controls

        We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage and profitability), trade routes, country of domicile and the type of, and location of, equipment that is to be supplied. To mitigate the impact from potential defaults, we currently maintain credit insurance that in certain circumstances covers losses and costs incurred in default situations. However, this insurance has significant deductibles, exclusions, payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

Marketing and Customer Service

        Our global sales force and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available equipment inventories.

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although approximately 80% of our units are on-hire to our 20 largest customers. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for approximately 48% of our leasing revenues in 2012. Our largest customer is CMA CGM, which accounted for 16% of our leasing revenues in 2012, 2011 and 2010. Mediterranean Shipping Company accounted for 10% of our leasing revenues in 2012 and 12% in 2011 and 2010. APL-NOL accounted for 7% of our leasing revenues in 2012, 9% in 2011, and 11% in 2010. No other customer exceeded 10% of our leasing revenues in 2012, 2011 or 2010. A default by any of these major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Suppliers

        We have long relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are five large manufacturers of dry containers and three large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for nearly 50% of global production volume. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

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

Employees

        As of December 31, 2012, we employed 173 people in 17 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

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

        A decrease in market leasing rates negatively impacts the leasing rates on both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. As a result, during periods of low market lease rates, the average lease rate we receive for our containers is negatively impacted by both the addition of new containers at low lease rates as well as the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. This occurred during the second half of 2008 and continued in 2009 due to extremely weak leasing demand, and we also faced an extended period of decreasing average leasing rates from 1998-2003 due to a decrease in steel and new container prices. In both the 2009 and 1998-2003 periods, the reductions in our leasing rates contributed to significant decreases in our profitability.

        During 2010 to 2012, the size of our owned fleet increased significantly due to large purchases of new equipment and investments in sale-leaseback transactions. Many of those containers, particularly the new containers purchased in 2010 and 2011, were purchased at relatively high prices and leased out at lease rates well above our portfolio average. The high level of procurement in those years has created a concentration of leases with historically high leasing rates that will generally expire from 2015 through 2020. If container prices and market leasing rates revert back toward historical average levels or decline below those levels at the time those leases expire, we could be forced to re-lease those containers at significantly reduced lease rates and our average lease rates, operating margins, profitability and financial position would be adversely affected, even if trade growth and demand for leased containers remains strong.

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

        We believe that the risk of large lessee defaults remains elevated. For the last several years the container shipping industry has suffered from excess vessel capacity as a result of aggressive vessel orders generally placed prior to the financial crisis. Because of this excess vessel capacity, the freight rates our customers receive for moving cargo have been pressured, and many of our customers have generated large financial losses over the last several years, particularly in 2009 and 2011. Several of our customers, including our largest customer, underwent significant financial restructurings as a result of the large losses they incurred. The financial performance of our customers improved in 2012 compared to 2011, but new vessel deliveries will likely cause vessel capacity to increase faster than trade volumes in 2013. As a result, we expect excess vessel capacity to persist for several more years and expect the financial performance of our customers to remain under pressure.

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

        Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 48% of our leasing revenues in 2012, with our single largest customer representing 16% of our leasing revenues during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

        Several of our major customers, including our largest customer, underwent significant financial restructurings as a result of the large financial losses they incurred in recent years. The financial performance of our customers has generally been volatile with periods of solid financial performance followed by periods of steep financial losses. While our customers experienced improved financial performance in 2012 from 2011, they continue to face significant economic headwinds and their financial performance is generally expected to be constrained in 2013. Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, the loss or significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

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

        Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us. The volatility of the selling prices and gains or losses from the disposal of such equipment may be significant. Used container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for containers, the location of the containers, the supply and demand balance for used containers at a particular location, the repair condition of the container, refurbishment needs, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater selling price risk than finance leases.

        Containers are typically sold if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location, repair condition and net book value of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

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

        Selling prices for used containers and our disposal gains have been exceptionally high for the last several years due to a tight global supply and demand balance for containers and generally high new container prices. In 2012, used container prices and our disposal gains began to moderate from peak 2011 levels, though they remain very high compared to historical levels. We generally expect used container sale prices and our disposal gains to continue to moderate toward historically normal levels, which would have a negative impact on our financial performance and cash flow. These effects could be significant if used container sale prices decreased rapidly.

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

We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service requirements. This increases the risk that adverse changes in our operating performance, our industry or the financial markets could severely diminish our financial performance and future business and growth prospects, and increases the chance that we might face insolvency due to a default on our debt obligations.

        We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2012, we had outstanding indebtedness of $2.6 billion under our asset backed securities, capital lease obligations and other debt facilities. Our interest and debt expense for the year ended December 31, 2012 was $114.6 million. As of December 31, 2012, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 76%.

        Our substantial amount of debt could have important consequences for investors, including the following:

  •
  make it more difficult for us to satisfy our obligations with respect to our debt facilities. Any failure to comply with such obligations, including a failure to make timely interest or principal payments, or a breach of financial or other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness and which could have a material adverse effect on our business, financial condition, future prospects and solvency;

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

  •
  make it difficult for us to pay dividends on our common stock;

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

We will require a significant amount of cash to service and repay our outstanding indebtedness. This may limit our ability to fund future capital expenditures, pursue future business opportunities or make acquisitions.

        Our high level of indebtedness requires us to make large interest and principal payments. These debt service payments currently represent a significant portion of our cash flow, and if our operating cash flow decreases in the future, or if it becomes more difficult for us to arrange financing to refinance existing debt facilities or fund our new equipment purchases, we may need to reduce or delay future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flow.

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

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding the de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

Use of counterfeit and improper refrigerant in refrigeration machines for refrigerated containers could result in irreparable damage to the refrigeration machines, death or personal injury, and materially impair the value of our refrigerated container fleet.

        In 2011, counterfeit and improper refrigerant gas was used to service refrigeration machines, which led to the explosion of several refrigeration machines within the industry. Three of those incidents resulted in personal injury or death, and in all cases, the counterfeit gas caused irreparable damage to the refrigeration machines.

        Industry wide, certain standard testing procedures have been developed to determine whether a refrigeration machine has been contaminated with counterfeit or improper refrigerant gas. Although these testing procedures help identify improper refrigerants, the worldwide implementation of such tests and procedures remain in the early stages and therefore, it is possible that contaminated refrigeration machines could go undetected while they are on-hire with our customers. Operation by our customers of contaminated refrigeration machines could result in injury or damage, which could expose us to personal injury liabilities. Further, we could be unable to sell or shift the cost of repairing contaminated refrigeration machines to our customers, which could result in material impairments and could therefore have a material adverse effect on our financial condition, results of operations and cash flows.

Litigation to enforce our leases and recover our containers has inherent uncertainties that are increased by the location of our containers in jurisdictions that have less developed legal systems.

        While almost all of our lease agreements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce the lessees' obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured in Asia, primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in service between Asia and North America, Europe, Central and South America, the Middle East, and Africa and in intra-Asia trade. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted. As more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our containers.

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

        An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.

        Effective October 1, 2012, we further increased the estimated residual values used in our depreciation calculations for several of our containers types from the last increase made in the fourth quarter of 2010. If, in the future, we experience weak demand for these specific container types the amount of a potential impairment charge would be higher than if we had not increased our residual estimates.

Manufacturers of our equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment.

        We obtain warranties from the manufacturers of our equipment. When defects in the containers occur, we work with the manufacturers to identify and rectify the problem. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. If defects are discovered in containers that are not covered by manufacturer warranties we could be required to expend significant amounts of money to repair the containers, the useful lives of the containers could be shortened and the value of the containers reduced.

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

        China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based there. In addition, over the last several years, there has been a consolidation in the container manufacturing industry, resulting in two manufacturers controlling a majority of the market. In the event that it were to become more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

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

        We currently seek to limit the number of containers that can be returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we cannot assure you that we have accurately anticipated which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports at the time leases expire. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that we currently consider to be high demand locations and where our leases typically allow large numbers of containers to be returned to us.

Sustained Asian economic, social or political instability could reduce demand for leasing.

        Many of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur in the future, they could adversely affect these customers and lead to reduced demand for leasing of our containers or otherwise adversely affect us.

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

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform their functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

        The efficient operation of our business is highly dependent on two of our information technology systems: our equipment tracking and billing system and our customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as container pick-ups and drop-offs, repairs, and to bill our customers for the use and damage to our equipment. We also use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could limit our ability to bill customers for the use of our containers, disrupt our business and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

A number of key personnel are critical to the success of our business.

        Most of our senior executives and other management level employees have been with us for over ten years and have significant industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for experienced managers in our industry can be intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.

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

        There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although this has not occurred to date, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

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

        We currently maintain credit insurance that in certain circumstances covers losses and costs incurred due to defaults by our lessees. However, this insurance has significant deductibles, exclusions, payment and other limitations, and therefore may not protect us from losses arising from customer defaults. We typically need to renew these insurance policies on an annual basis, and the cost of such insurance may increase or become prohibitively expensive for us and our customers and such insurance may not continue to be available.

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

        We have an effective shelf registration statement on file with the U.S. Securities and Exchange Commission that expires on December 29, 2013. Following our public offering on April 6, 2011, in which certain original investors in TAL also sold common stock, the effective shelf registration statement enables us to issue additional public debt and equity securities up to $210 million. The price of our shares could be negatively impacted if we or any of the original investors in TAL undertake an offering to sell additional shares pursuant to this shelf registration, or otherwise.

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

        Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")—The Dodd-Frank Act introduced certain new rules and regulations that require companies to make additional disclosures including those related to corporate governance and, in certain instances, the use of products containing certain types of minerals originating in the Democratic Republic of Congo and neighboring countries. Noncompliance with these disclosure requirements, or any of the other provisions of the Dodd-Frank Act, could have an adverse effect on our business, financial condition, and results of operations and cash flows.

        Accounting for Leases—In August 2010, the Financial Accounting Standards Board and the International Accounting Standards Board (jointly, the "Boards") issued Proposed Accounting Standards Update—Leases (Topic 840). The Boards have subsequently indicated that revisions would be made to the new lease accounting model proposed in this Exposure Draft and that they intend to issue another exposure draft with their revised proposals. The proposed lease accounting model, in its current form, differs significantly from current practice. Most notably it would require lessors to record receivables related to their right to receive lease payments and residual value assets on their balance sheets, and would result in the front-loading of lease-related income for certain types of leases. Further, it would require lessees to record leased assets and related liabilities on their balance sheets, and would result in the front-loading of lease-related expenses for certain types of leases. If this proposed lease accounting model becomes effective in its current or in a similar form, it could significantly impact our customers' lease versus buy decisions and could, therefore, have an adverse effect on our business, financial condition, and results of operations and cash flows.

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

We may decide to pursue acquisitions and joint ventures that may present unforeseen integration obstacles or costs.

        We may selectively pursue acquisitions and joint ventures, which could involve a number of risks and present financial, managerial and operational challenges, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2012, our employees are located in 17 offices in 11 different countries. We have 6 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2012 and 2011.

	High	Low
2012:
Fourth Quarter	$36.70	$30.58
Third Quarter	$35.75	$31.41
Second Quarter	$42.00	$30.95
First Quarter	$40.17	$29.35
2011:
Fourth Quarter	$31.25	$22.35
Third Quarter	$35.86	$23.69
Second Quarter	$38.45	$29.50
First Quarter	$38.40	$29.61

        On February 11, 2013, the closing price of our common stock was $43.81, as reported on the New York Stock Exchange. On that date, there were approximately 57 holders of record of our common stock and approximately 27,200 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the five years ended December 31, 2012. The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of December 31, 2007, and that all dividends were reinvested.

Comparison of Cumulative Total Return
Five Years Ended December 31, 2012

		INDEXED RETURNS FOR THE YEARS ENDED
	Base Period As of 12/31/2007
Company/Index		12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
TAL International Group, Inc.	100.00	67.92	63.99	157.60	157.05	212.62
S&P 500 Index	100.00	63.00	79.67	91.67	93.60	108.58
Russell 2000 Index	100.00	66.21	84.20	106.81	102.34	119.08

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 6, 2012	December 27, 2012	$20.6 million	$0.62
September 4, 2012	September 25, 2012	$20.0 million	$0.60
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

        We increased our quarterly cash dividend to $0.64 per share for the first quarter of 2013. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital investments, and financial condition.

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

        There was no material share purchase activity during the three months ended December 31, 2012.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is incorporated herein by reference from our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on April 23, 2013, the proxy statement for which will be filed with the SEC within 120 days of the close of our fiscal year ended December 31, 2012.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statement of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2012 were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and

Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31, (Dollars and shares in thousands, except per share data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Leasing revenues	$524,970	$451,062	$328,530	$309,261	$319,292
Equipment trading revenues	60,975	62,324	34,636	39,693	95,394
Management fee income	3,076	2,798	2,932	2,629	3,136
Other revenues	151	503	702	954	2,170

Total revenues	589,172	516,687	366,800	352,537	419,992

Operating expenses (income):
Equipment trading expenses	53,431	51,330	28,814	37,538	84,216
Direct operating expenses	25,039	18,157	24,489	36,942	28,246
Administrative expenses	43,991	42,727	41,724	40,908	46,154
Depreciation and amortization(1)	193,466	152,576	115,927	115,688	110,450
(Reversal) provision for doubtful accounts	(208)	162	(843)	545	4,878
Net (gain) on sale of leasing equipment	(44,509)	(51,969)	(25,765)	(9,278)	(23,534)
Net (gain) on sale of container portfolios	—	—	—	(185)	(2,789)

Total operating expenses	271,210	212,983	184,346	222,158	247,621

Operating income	317,962	303,704	182,454	130,379	172,371
Other expenses (income):
Interest and debt expense	114,629	105,470	79,104	68,807	64,983
Write-off of deferred financing costs	—	1,143	675	—	250
(Gain) on debt extinguishment(2)	—	—	—	(14,130)	(23,772)
Net loss (gain) on interest rate swaps(3)	2,469	27,354	13,029	(35,152)	76,047

Total other expenses	117,098	133,967	92,808	19,525	117,508

Income before income taxes	200,864	169,737	89,646	110,854	54,863
Income tax expense	70,732	60,013	31,922	39,268	19,067

Net income	$130,132	$109,724	$57,724	$71,586	$35,796

Earnings Per Share Data:
Basic income per share applicable to common stockholders	$3.92	$3.39	$1.90	$2.31	$1.10
Diluted income per share applicable to common stockholders	$3.87	$3.34	$1.88	$2.30	$1.09
Weighted average common shares outstanding:
Basic	33,224	32,414	30,441	31,021	32,573
Diluted	33,623	32,821	30,717	31,072	32,693
Cash dividends paid per common share	$2.35	$1.99	$1.30	$0.04	$1.61

(1)
Depreciation expense was reduced by $5.2 million ($3.4 million after tax or $0.10 per diluted share) beginning October 1, 2012 and by $5.5 million ($3.6 million after tax or $0.12 per diluted share) beginning October 1, 2010 as the result of the increase in residual value estimates included in the Company's depreciation policy (see Note 2 in the Notes to Consolidated Financial Statements).

(2)
Gain on debt extinguishment of $14.1 million and $23.8 million for the years ended December 31, 2009 and 2008, respectively, were due to the repurchase of a portion of asset backed term notes issued during 2006.

(3)
Net losses and gains on interest rate swaps are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands, except fleet data)
	2012	2011	2010	2009	2008
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$101,680	$175,343	$85,612	$73,604	$56,958
Accounts receivable, net	71,363	56,491	46,342	30,638	42,012
Revenue earning assets, net	3,418,446	2,857,233	2,286,831	1,603,819	1,764,522
Total assets	3,701,194	3,197,303	2,517,557	1,800,978	1,957,561
Total debt	2,604,015	2,235,585	1,770,332	1,161,298	1,351,036
Stockholders' equity	615,975	562,802	428,410	418,829	364,471
Other Financial Data:
Capital expenditures	831,826	815,730	844,214	57,957	492,635
Proceeds from sale of equipment leasing fleet, net of selling costs	133,367	123,659	102,176	69,473	83,956
Selected Fleet Data(1)(2):
Dry container units	1,021,642	847,902	720,008	592,953	640,838
Refrigerated container units	57,229	50,751	45,215	36,061	37,740
Special container units	57,198	48,039	45,234	47,857	50,893
Tank container units	6,608	5,396	2,648	1,350	1,319
Chassis	13,146	10,789	9,208	8,778	8,796
Equipment trading units	45,860	46,767	33,373	14,947	16,735

Total container units/chassis	1,201,683	1,009,644	855,686	701,946	756,321

Total containers/chassis in TEUs	1,957,776	1,645,868	1,397,183	1,139,523	1,224,452
Total containers/chassis in cost equivalent units(3)	2,404,516	2,044,012	1,699,053	1,369,504	1,445,939
Average utilization %(4)	97.9%	98.7%	97.6%	92.4%	96.2%

(1)
Includes both owned and managed units, as well as units on finance leases.

(2)
Calculated as of the end of the relevant period.

(3)
The Company has included total fleet count information based on cost equivalent units (CEUs). CEU is a ratio used to convert the actual number of containers in the Company's fleet to a figure based on the relative purchase price of various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. These CEU ratios are from the Company's debt agreements and may differ slightly from CEU ratios used by others in the industry.

(4)
Average utilization is computed by dividing total units on lease (in CEUs) by the total units in the Company's fleet (in CEUs) excluding new units not yet leased and off-hire units designated for sale.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2012, our total fleet consisted of 1,201,683 containers and chassis, including 22,848 containers under management for third parties, representing 1,957,776 twenty-foot equivalent units (TEUs). We have an extensive global presence, offering leasing services through approximately 230 third-party container depot facilities in 40 countries as of December 31, 2012. Our customers are among the world's largest shipping lines and include, among others, APL-NOL, CMA CGM, Hapag-Lloyd, Mediterranean Shipping Company and NYK Line. For the year ended December 31, 2012, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 48% of our leasing revenues, and our largest customer accounted for 16% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated below (in units, TEUs and CEUs):

	Equipment Fleet in Units
	December 31, 2012			December 31, 2011			December 31, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,000,612	21,030	1,021,642	823,541	24,361	847,902	694,351	25,657	720,008
Refrigerated	57,124	105	57,229	50,580	171	50,751	44,955	260	45,215
Special	55,485	1,713	57,198	46,080	1,959	48,039	43,062	2,172	45,234
Tank	6,608	—	6,608	5,396	—	5,396	2,648	—	2,648
Chassis	13,146	—	13,146	10,789	—	10,789	9,208	—	9,208

Equipment leasing fleet	1,132,975	22,848	1,155,823	936,386	26,491	962,877	794,224	28,089	822,313
Equipment trading fleet	45,860	—	45,860	46,767	—	46,767	33,373	—	33,373

Total	1,178,835	22,848	1,201,683	983,153	26,491	1,009,644	827,597	28,089	855,686

Percentage	98.1%	1.9%	100.0%	97.4%	2.6%	100.0%	96.7%	3.3%	100.0%

	Equipment Fleet in TEUs
	December 31, 2012			December 31, 2011			December 31, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,607,232	37,796	1,645,028	1,323,458	44,155	1,367,613	1,116,392	46,462	1,162,854
Refrigerated	109,316	186	109,502	95,671	298	95,969	85,166	455	85,621
Special	98,888	2,883	101,771	81,514	3,283	84,797	74,273	3,622	77,895
Tank	6,608	—	6,608	5,396	—	5,396	2,698	—	2,698
Chassis	23,432	—	23,432	19,217	—	19,217	16,367	—	16,367

Equipment leasing fleet	1,845,476	40,865	1,886,341	1,525,256	47,736	1,572,992	1,294,896	50,539	1,345,435
Equipment trading fleet	71,435	—	71,435	72,876	—	72,876	51,748	—	51,748

Total	1,916,911	40,865	1,957,776	1,598,132	47,736	1,645,868	1,346,644	50,539	1,397,183

Percentage	97.9%	2.1%	100.0%	97.1%	2.9%	100.00%	96.4%	3.6%	100.0%

	Equipment Fleet in CEUs
	December 31, 2012			December 31, 2011			December 31, 2010
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,367,636	36,880	2,404,516	2,000,747	43,265	2,044,012	1,652,564	46,489	1,699,053

Percentage	98.5%	1.5%	100.0%	97.9%	2.1%	100.0%	97.3%	2.7%	100.0%

        In the equipment fleet tables above, we have included total fleet count information based on CEUs. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase price of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from CEU ratios used by others in the industry.

        We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers domestically. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

        As of December 31, 2012, the percentages of our equipment fleet in units and our leasing revenues by equipment type were as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenue
Dry	85.0%	64.4%
Refrigerated	4.8	22.0
Special	4.8	7.2
Tank	0.6	2.8
Chassis	1.0	2.0

Equipment leasing fleet	96.2	98.4
Equipment trading fleet	3.8	1.6

Total	100.0%	100.0%

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases and we classify such leases as either long-term or service leases, depending upon which features we believe are the most predominant.

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs, as of the dates indicated below:

	December 31,
Lease Portfolio	2012	2011	2010
Long-term leases	67.5%	68.2%	66.7%
Finance leases	6.6	8.4	9.8
Service leases	21.0	18.8	16.5
Expired long-term leases (units on-hire)	4.9	4.6	7.0

Total	100.0%	100.0%	100.0%

        The increase in our service lease portfolio over the last year reflects the completion of several large sale-leaseback transactions which are usually structured to provide customers with significant flexibility to redeliver units. Due to the age of this equipment, we expect to sell these units when they are redelivered.

        As of December 31, 2012, 2011 and 2010, our long-term and finance leases had an average remaining contract term of approximately 43 months, 48 months and 50 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the year ended December 31, 2012 increased 16% from 2011.

        Owned fleet size.    As of December 31, 2012, our owned fleet included 2,367,636 CEUs with a net book value of $3,418.4 million, an increase of 18% and 20% respectively from December 31, 2011. The increase in our fleet size in 2012 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions, both of which were supported by a combination of moderate growth in global containerized trade volumes and the continued shift to leasing from container ownership by our shipping line customers.

        Clarkson estimates that global container liftings increased by 4.2% in 2012. Growth in the main lane East-West trades was minimal, but strong growth in intra-Asia, north-south and other regional trades led to moderately positive global trade growth and a need for additional container equipment. Demand for leased containers was further supported in 2012 by our customers' increased reliance on leasing for both their existing container fleets and new container additions. Historically, our shipping line customers have generally purchased 55%-60% of the containers they operate and leased 40%-45% from leasing companies like TAL. However, since 2010 our customers have relied on leasing for the majority of the containers added to their fleets, and they have become increasingly interested in selling portions of their existing fleets of owned containers to leasing companies through sale-leaseback transactions. This increased reliance on leasing has been mainly driven by the financial challenges facing our customers due to persistent excess vessel capacity and the resulting pressure on freight rates, high fuel prices, and reduced access to financing.

        During 2012, we invested nearly $875 million in our fleet, purchasing over 225,000 TEUs of new containers and over 200,000 TEUs of used containers through sale-leaseback transactions.

        Leasing revenue growth in 2012 was slightly less than our fleet growth. The pick-up of new containers committed to leases was slower than anticipated, as expectations for trade growth diminished during the year and as peak-season shipping volumes were lighter than expected. Many of our customers responded to this lower growth level by extending the time they took in completing committed pick-ups of our containers. In addition, a large portion of the sale-leaseback transactions were completed and placed on-hire in the second half of the year. We also placed several orders for dry containers in the fourth quarter of 2012 that were primarily intended to support anticipated leasing demand in 2013.

        Utilization.    Our average utilization was 97.9% for the full year of 2012, a decrease of 0.8% from the average for 2011. Our utilization remained quite high in 2012 due to the general tight supply / demand balance for containers and our customers' reluctance to order large volumes of new containers directly. We expect our utilization to decrease slightly in the first quarter of 2013 since the first quarter typically represents the weakest season for our dry container product line.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

		Quarter Ended
	Year Ended December 31,
Average Utilization		December 31,	September 30,	June 30,	March 31,
2012	97.9%	97.7%	97.7%	97.8%	98.2%
2011	98.7%	98.6%	98.6%	98.8%	98.6%
2010	97.6%	98.6%	98.2%	97.5%	95.6%

Ending Utilization	December 31,	September 30,	June 30,	March 31,
2012	97.9%	97.4%	97.6%	97.7%
2011	98.6%	98.7%	98.9%	98.6%
2010	98.7%	98.1%	98.1%	96.2%

(1)
Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs) excluding new units not yet leased and off-hire units designated for sale.

        Average lease rates.    Average lease rates for our dry container product line decreased slightly in 2012 compared to 2011. This decrease was mainly the result of the completion of several large sale-leaseback transactions for older dry containers. These older containers were purchased for prices well below the current cost of new containers, and the leaseback rates are substantially below our current portfolio average. Excluding the effects of these sale-leaseback transactions, average lease rates on our dry container product line increased 1.8% in 2012 compared to 2011.

        The increase in average dry container lease rates in 2012 (excluding the impact of sale-leaseback transactions) was mainly due to the steady increase in our average lease rates during 2011. New container prices were exceptionally high during 2011 and market leasing rates reached recent historical peak levels in the first half of the year. In 2012, lower new container prices and very low interest rates for financing structures used by leasing companies to fund new container purchases caused market lease rates to decrease from peak 2011 levels, and our average dry container lease rates held fairly steady in 2012, excluding the impact of sale-leaseback transactions. Lower new container prices and widespread availability of attractively priced financing for container leasing companies continue to pressure market lease rates, and market lease rates for dry containers are currently below our portfolio average. Because of this, we expect our average dry container lease rates to decrease slightly in the first part of 2013 as new units are picked up on lease.

        Average lease rates for refrigerated containers were 2.9% lower in 2012 compared to 2011. Our average lease rates for refrigerated containers were negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing for container leasing companies.

        The average lease rates for special containers were approximately 2% higher in 2012 compared to 2011 due to relatively high prices and lease rates for new special containers added to our fleet, and the drop-off and sale of older special containers on leases with rates well below current market levels. Late in the fourth quarter, we completed a large sale-leaseback transaction for older special containers. We purchased these older containers for prices well below the current cost of new containers, and the leaseback rate is substantially below our current portfolio average. We expect the average lease rates on our special containers to trend down in the first quarter of 2013 as a result of this sale-leaseback transaction.

        Equipment disposals.    During 2012, we recognized a $44.5 million gain on the sale of our used containers compared to $52.0 million in 2011. Gain on sale decreased primarily due to lower average sale prices and the higher cost of equipment sold, partially offset by higher sales volumes. The cost of equipment sold in 2012 was higher than in 2011 due to the substantial number of sale-leaseback containers with higher book values sold during the year. Those sale-leaseback containers had been purchased in the latter part of 2011 and second half of 2012 for prices higher than the typical book value of our older containers.

        Used container sale prices reached record levels during the summer of 2011 due to the general tight supply / demand balance for containers and the high price for new containers at that time. Used container disposal prices trended down roughly 20% from the 2011 peak to March 2012 as shipping line customers redelivered older containers after the peak season and the shortage of sale containers eased. In the second half of 2012, disposal prices stabilized, and remained quite high at the end of the year compared to historical averages and in relation to new container prices. We expect used container sale prices to trend down further toward historical levels, but this may take some time if the container supply / demand balance remains tight.

        Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $50.0 million or 19.4% in 2012 compared to 2011. TAL purchased a large volume of new containers in 2011 and 2012, and our average revenue earning assets increased by approximately 18% from 2011 to 2012.

        Depreciation expense increased $40.9 million or 26.8% in 2012 compared to 2011 mainly due to the net increase in the size of our depreciable fleet, partially offset by another vintage year of equipment becoming fully depreciated. Depreciation expense would have increased an additional $5.2 million in 2012 if we excluded the beneficial impact of a change in residual value estimates we implemented in the fourth quarter. Depreciation expense increased faster than our revenue earning assets in 2012 mainly due to our fleet demographics. The portion of our fleet that is fully depreciated has decreased significantly as we have invested in a large number of new containers over the last several years and as a large volume of fully depreciated containers purchased in the mid-1990's has been returned by customers and sold. We purchased relatively few containers in the late 1990's, so a relatively low volume of containers reached the end of their depreciable lives in 2011 and 2012. Going forward we expect increases in our depreciation expense to be more in line with the growth in our revenue earnings assets.

        After conducting our regular depreciation policy review, we decided to increase the estimated residual values used in our equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. We last changed our estimated residual values in the fourth quarter of 2010 due to the consistent excess of disposal prices over our estimated residual values. Since then, we have continued to experience relatively high gains on the sale of our equipment as disposal prices have remained well in excess of our residual values. Accordingly, we have increased the estimated residual values for certain of our major container types to be more reflective of our recent disposal history and our expectations for future used container sale prices. Over time, these higher residual value estimates will result in lower disposal gains and lower depreciation expense compared to what would have been reported using our previous residual value estimates.

        As a result of our regular depreciation policy review, we have also decided to revise the estimated depreciation start date used in our leasing equipment depreciation policy. Under our revised estimate, depreciation on leasing equipment will begin on the date of initial on-hire. This policy change does not affect 2012, but will have an impact on the first quarter of 2013 as new equipment purchased during 2012 and not yet placed in service will not begin depreciating on January 1, 2013 as it would have under our previous estimate.

        Interest expense increased $9.1 million or 8.6% in 2012 compared to 2011. This increase was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased by 16% to $2,374 million mainly due to new equipment purchases in 2011 and 2012. Our average effective interest rate decreased by 0.35% in 2012 compared to 2011 primarily due to the termination of interest rate swap agreements with higher interest rates and shorter maturities, and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to synthetically convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio. In addition, we issued new debt at interest rates lower than those on our existing facilities.

        Credit performance.    Our credit performance remained strong during 2012, and we recorded a $0.2 million reversal of our provision for doubtful accounts. However, our concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. During 2011, excess vessel capacity placed severe pressure on freight rates on the major East/West trade lanes. Higher fuel prices combined with the drop in freight rates to squeeze the profitability of our customers, and many reported large losses in 2011 and the first half of 2012.

        In general, the freight rate environment improved during 2012 as shipping lines focused on profitability rather than market share. Shipping lines were able to increase freight rates by managing excess vessel capacity through further slow steaming and idling. As a result, shipping lines' operating performance through the third quarter was markedly improved over 2011. However, shipping lines' financial performance is likely to remain under pressure as it is anticipated that the volume of new vessels entering service over the next several years will be in excess of trade growth.

        Operating expenses.    Our direct operating expenses were $25.0 million in 2012, compared to $18.2 million in 2011. Our direct operating expenses increased during 2012 mainly due to higher storage and repair costs resulting from a higher volume of redeliveries and slightly lower utilization, and increased inspection costs due to the higher volume of new units built and inspected during the year.

        Our administrative expenses were $44.0 million in 2012 compared to $42.7 million in 2011, an increase of 3.0% reflecting higher compensation costs. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. Over the last few years, the ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 9.5% in 2011, and 8.4% in 2012.

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 6, 2012	December 27, 2012	$20.6 million	$0.62
September 4, 2012	September 25, 2012	$20.0 million	$0.60
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

        Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that 100% of our dividends paid in 2012 will be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Results of Operations

        The following table summarizes our results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Leasing revenues	$524,970	$451,062	$328,530
Equipment trading revenues	60,975	62,324	34,636
Management fee income	3,076	2,798	2,932
Other revenues	151	503	702

Total revenues	589,172	516,687	366,800

Operating expenses (income):
Equipment trading expenses	53,431	51,330	28,814
Direct operating expenses	25,039	18,157	24,489
Administrative expenses	43,991	42,727	41,724
Depreciation and amortization	193,466	152,576	115,927
(Reversal) provision for doubtful accounts	(208)	162	(843)
Net (gain) on sale of leasing equipment	(44,509)	(51,969)	(25,765)

Total operating expenses	271,210	212,983	184,346

Operating income	317,962	303,704	182,454
Other expenses:
Interest and debt expense	114,629	105,470	79,104
Write-off of deferred financing costs	—	1,143	675
Net loss on interest rate swaps	2,469	27,354	13,029

Total other expenses	117,098	133,967	92,808

Income before income taxes	200,864	169,737	89,646
Income tax expense	70,732	60,013	31,922

Net income	$130,132	$109,724	$57,724

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

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

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$487,832	$414,873
Fee and ancillary lease revenue	23,357	19,795

Total operating lease revenues	511,189	434,668
Finance lease revenues	13,781	16,394

Total leasing revenues	$524,970	$451,062

        Total leasing revenues were $525.0 million for 2012 compared to $451.1 million for 2011, an increase of $73.9 million, or 16.4%.

        Per diem revenue increased by $73.0 million, or 17.6%, compared to 2011. The primary reasons for the increase in per diem revenue are as follows:

  •
  $73.3 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 792,000 in 2011 to approximately 918,000 in 2012;

  •
  $3.3 million increase due to the recognition of revenue during the first half of 2012 for the early termination of certain lease contracts; and

  •
  $3.4 million decrease due to lower average per diem rates. The decrease in average per diem rates was primarily due to a $2.4 million decrease resulting from lower average lease rates for refrigerated containers, which reflects the downward trend of the cost of refrigeration machines experienced over the last few years and aggressive pricing from new entrants seeking to build market share. Average lease rates for dry containers and chassis were $1.5 million lower in 2012 due to the completion of large sale-leaseback transactions for older dry containers at the end of the first half of this year. These older containers were purchased for prices well below the current cost of new containers, and the leaseback rate is substantially below our current portfolio average. Average lease rates for dry and refrigerated containers were also negatively impacted by the widespread availability of attractively priced financing for container leasing companies. These decreases were partially offset by an increase of $0.5 million due to higher average lease rates for special containers.

        Fee and ancillary lease revenue increased $3.6 million in 2012 compared to the prior year primarily due to an increase in repair revenue and fees resulting from increased redeliveries.

        Finance lease revenue decreased by $2.6 million primarily due to a decrease in the average size of our finance lease portfolio.

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

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Equipment trading revenues	$60,975	$62,324
Equipment trading expenses	(53,431)	(51,330)

Equipment trading margin	$7,544	$10,994

        The equipment trading margin decreased $3.5 million in 2012 compared to 2011. The trading margin decreased by $2.2 million due to lower per unit sales margins as a result of lower selling prices, and by $1.3 million due to lower sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $25.0 million in the 2012, compared to $18.2 million in 2011, an increase of $6.8 million. The primary reasons for the increase are as follows:

  •
  $2.8 million net increase due to higher storage costs due to an increase in the number of idle units, offset by a slightly lower handling costs;

  •
  $2.8 million increase in repair costs due to a higher volume of repairs, primarily for our dry and refrigerated containers; and

  •
  $1.3 million increase in inspection costs due to the higher volume of new units built and inspected during 2012.

        Administrative expenses.    Administrative expenses were $44.0 million in 2012 compared to $42.7 million in 2011, an increase of $1.3 million or 3.0%, primarily due to increased compensation costs and costs related to two secondary share offerings by our major shareholders.

        Depreciation and amortization.    Depreciation and amortization was $193.5 million in 2012, compared to $152.6 million in 2011, an increase of $40.9 million or 26.8%. Depreciation expense increased by $47.8 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.7 million due to another vintage year of equipment becoming fully depreciated and a benefit of $5.2 million, resulting from the change in residual value estimates effective October 1, 2012.

        Excluding the benefit of $5.2 million related to the residual value change, depreciation increased by 30%, while our average revenue earning assets increased by approximately 18% from 2011 to 2012. Depreciation expense increased faster than our revenue earning assets mainly due to our fleet demographics. The percentage of our fleet that is fully depreciated has decreased significantly as we have grown the fleet rapidly over the last several years. This increases our depreciation expense relative to our revenue earning assets.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts was $0.2 million in 2012, compared to a provision for doubtful accounts of $0.2 million in 2011. In general, our credit losses remain low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $44.5 million in 2012, compared to $52.0 million in 2011, a decrease of $7.5 million. Gain on sale decreased by $17.6 million due to lower selling prices and $5.6 million due to the higher cost of equipment sold, partially offset by an increase of $15.7 million due to higher sales volumes. The higher cost of equipment sold was driven by the large portion of units sold that had been purchased in sale-leaseback transactions in the latter half of 2011 and second half of 2012 for prices higher than the typical book value of our older containers. The increase in sales volume was due to increased redeliveries of sale age containers.

        Interest and debt expense.    Interest and debt expense was $114.6 million in 2012, compared to $105.5 million in 2011, an increase of $9.1 million. Interest and debt expense increased by $19.8 million due to a higher average debt balance of $2,374.4 million in 2012, compared to $2,040.1 million in 2011, resulting from our substantial equipment purchases this year and during 2011. This was partially offset by a $10.7 million decrease due to a lower effective interest rate of 4.75% in 2012 compared to 5.10% in 2011.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $2.5 million in 2012, compared to $27.4 million in 2011. The fair value of our interest rate swap agreements decreased during both 2012 and 2011 due to a decrease in long-term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates have decreased, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decline.

        Income tax expense.    Income tax expense was $70.7 million in 2012, compared to $60.0 million in 2011. The effective tax rate was 35.2% in 2012 and 35.4% in 2011.

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

        Per diem revenue increased by $123.7 million, or 42.5%, compared to 2010. The primary reasons for the increase are as follows:

  •
  $87.2 million increase due to an increase in the average number of units on hire. This reflects increased utilization and an increase in the average number of units on hire from approximately 625,000 in 2010 to approximately 792,000 in 2011;

  •
  $36.8 million increase due to higher per diem rates resulting from a significant number of units placed on-hire during the second half of 2010 and during 2011 at lease rates exceeding our portfolio average, the re-pricing of certain existing leases and the expiration of lease incentives during 2010 that had been primarily provided during 2009. Due to the extreme shortage of containers in 2010 and concerns about a recurring shortage in 2011, container manufacturers were able to charge a premium for new container production for much of 2010 and 2011, and new dry container prices and market leasing rates were historically high. As a result, our average dry container lease rates increased throughout 2011 as new containers and sale-leaseback containers were placed on lease and as certain existing leases were re-priced. However, during the latter part of 2011, new dry container prices and market lease rates decreased from peak levels reached earlier in the year;

  •
  $1.4 million increase due to the recognition of revenue related to the drop-off of sale-leaseback containers in the second half of 2011; and

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

        Interest and debt expense.    Interest and debt expense was $105.5 million for 2011, compared to $79.1 million for 2010, an increase of $26.4 million, or 33.4%. Interest and debt expense increased by $41.0 million due to an increase in the Company's average debt balance to $2,040.1 million in 2011 from $1,322.7 million in 2010, mostly due to new equipment purchases during 2011 and the second half of 2010. This was partially offset by a $14.6 million decrease due to a lower effective interest rate of 5.10% in 2011 compared to 5.90% in 2010.

        Net loss on interest rate swaps.    Net loss on interest rate swaps was $27.4 million for 2011, compared to $13.0 million for 2010. The fair value of our interest rate swap agreements decreased during 2011 and 2010 due to decreases in long-term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during 2011, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused their fair value to decline during the year.

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

  Segment income before income taxes

        The following table lists the income before income taxes for each of the Equipment leasing and Equipment trading segments for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			% Change Between
	2012	2011	2010	2012 and 2011	2011 and 2010
	(Dollars in thousands)
Income before income taxes(1):
Equipment leasing segment	$195,166	$186,865	$97,526	4.4%	91.6%
Equipment trading segment	$8,167	$11,369	$5,824	(28.2)%	95.2%

(1)
Income before income taxes excludes net losses on interest rate swaps and the write-off of deferred financing costs.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $195.2 million in 2012 compared to $186.9 million in 2011, an increase of $8.3 million, or 4.4%. The leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating expenses) increased by $15.8 million primarily due to an increase in fleet size and the average number of units on hire in 2012. Gain on the sale of leasing equipment decreased $7.5 million due to lower selling prices and the higher cost of equipment sold, partially offset by higher sales volumes.

        Income before income taxes for the Equipment leasing segment was $186.9 million in 2011 compared to $97.5 million in 2010, an increase of $89.4 million, or 91.6%. The leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating expenses) increased by $63.2 million primarily due to increases in fleet size and the average number of units on hire, and higher per diem rates in 2011. Gain on the sale of leasing equipment increased $26.2 million due to higher selling prices partially offset by the higher cost of equipment sold and lower selling volumes.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $8.2 million in 2012, compared to $11.4 million in 2011, a decrease of $3.2 million, or 28.2%. This decrease was primarily due to a decrease in the equipment trading margin resulting from lower selling prices and lower sales volumes.

        Income before income taxes for the Equipment trading segment was $11.4 million in 2011, compared to $5.8 million in 2010, an increase of $5.6 million, or 95.2%. This increase was primarily due to an increase in the equipment trading margin resulting from increases in sales volume and selling prices.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our debt facilities. Our cash in-flows and borrowings are used to meet debt service requirements, finance capital expenditures and pay dividends.

        We continue to have sizable cash in-flows. For the year ended December 31, 2012, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $478.9 million. In addition, as of December 31, 2012, we had $65.8 million of unrestricted cash and $340.0 million of additional borrowing capacity under our current debt facilities.

        During 2012, we issued $250 million of fixed rate secured notes under the asset backed securitization facilities and increased the size of our asset backed warehouse facility by $200 million to bring its maximum availability to $600 million. In addition, we completed a private placement of term notes for $153 million.

        As of December 31, 2012, major committed cash outflows in the next 12 months include $353.8 million of scheduled principal payments on our existing debt facilities and $184.7 million of committed but unpaid capital expenditures.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        As of December 31, 2012, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization term notes (ABS)	$1,343.8	$1,343.8
Term loan facilities	698.6	768.6
Asset backed warehouse facility	355.0	600.0
Revolving credit facility	75.0	100.0
Capital lease obligations	131.6	131.6

Total Debt	$2,604.0	$2,944.0

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of our debt facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

        As of December 31, 2012 we had $1,282.8 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2014 and 2024, had a weighted average effective interest rate of 5.20% in 2012 and a weighted average remaining term of 4.7 years as of December 31, 2012.

        As of December 31, 2012 we had $1,321.2 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2013 and 2018, had a weighted average effective interest rate of 2.53%, in 2012, and had a weighted average remaining term of 3.0 years as of December 31, 2012. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 4.32% in 2012.

        We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2012, we had interest rate swaps in place with a net notional amount of $733.9 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 1.97% and a weighted average remaining term of 5.6 years.

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

  Asset Backed Warehouse Facility

        The asset backed warehouse facility has a maximum borrowing capacity of $600 million. Under the amended facility, funds are available on a revolving basis until August 12, 2013, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of August 12, 2017.

The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. We primarily use the proceeds of this facility to finance the acquisition of equipment.

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

  Revolving Credit Facility

        Our revolving credit facility has a maximum borrowing capacity of $100.0 million and matures on November 30, 2016. We are required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

  Capital Lease Obligations

        We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

  Debt Covenants

        We are subject to certain financial covenants under our debt agreements. As of December 31, 2012, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of December 31, 2012, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.54
TAL Advantage I, LLC	1.10	1.75
TAL Advantage II, LLC	1.10	1.30
TAL Advantage III, LLC	1.30	2.36
TAL Advantage IV, LLC	1.10	2.25

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

        For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of December 31, 2012, the minimum and actual TNWs for each of our SPEs were $564.3 million and $879.1 million, respectively. As of December 31, 2012, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.14
TAL Advantage II, LLC	4.75	3.10
TAL Advantage III, LLC	4.75	3.10
TAL Advantage IV, LLC	4.75	3.10

        As of December 31, 2012, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1,781.0 million.

        Failure to comply with these covenants would result in a default under the related credit agreements and could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$310,210	$269,854	$160,261

Purchases of leasing equipment and investments in finance leases	(831,826)	(815,730)	(844,214)
Proceeds from sale of equipment, net of selling costs	133,367	123,659	102,176
Cash collections on finance lease receivables, net of income earned	35,326	35,940	35,484
Other	219	13	(211)

Net cash (used in) investing activities	$(662,914)	$(656,118)	$(706,765)

Net cash provided by financing activities	$277,670	$464,547	$549,208

  Operating Activities

        Net cash provided by operating activities increased by $40.3 million to $310.2 million in 2012, compared to $269.9 million in 2011 primarily due to an increase in earnings excluding depreciation. In addition, we had net sales of trading equipment of $7.8 million in 2012, compared to net purchases of trading equipment of $9.5 million in 2011 resulting in an increase in operating cash flows of $17.3 million. Partially offsetting these increases were payments of $49.1 million in 2012 to our interest rate swap counterparties for the termination of certain interest rate swap agreements compared to payments of $12.5 million in 2011.

        Net cash provided by operating activities increased by $109.6 million to $269.9 million in 2011 compared to $160.3 million in 2010. The increase in 2011 was primarily driven by increased earnings excluding depreciation and was partially offset by payments of $12.5 million to our interest rate swap counterparties for the termination of certain interest rate swap contracts and a $3.6 million increase in our net purchases of trading equipment.

  Investing Activities

        Net cash used in investing activities increased by $6.8 million to $662.9 million in 2012 compared to $656.1 million in 2011. This increase was primarily due to a $16.1 million increase in payments made for the purchase of leasing equipment and investments in finance lease in 2012, partially offset by an increase in proceeds on the sale of leasing equipment of $9.7 million due to the higher volume of units sold.

        Net cash used in investing activities decreased by $50.7 million to $656.1 million in 2011 compared to $706.8 million in 2010. This decrease was primarily due to a $28.5 million decrease in payments made for leasing equipment and investments in finance leases in 2011, and an increase in sales proceeds from the sale of equipment of $21.5 million in 2011.

  Financing Activities

        Net cash provided by financing activities decreased by $186.8 million to $277.7 million in 2012 compared to $464.5 million in 2011. This decrease was due to a decrease in net borrowings under our debt facilities of $93.3 million in 2012 and an increase in dividends paid of $13.4 million in 2012. In addition, we sold 2,500,000 shares of common stock for net proceeds of $85.7 million in 2011, and had no similar stock issuances in 2012.

        Net cash provided by financing activities decreased by $84.7 million to $464.5 million in 2011 compared to $549.2 million in 2010. During 2011, net borrowings under our various debt facilities decreased $144.7 million, partially offset by net proceeds of $85.7 million we received from the public offering and sale of 2,500,000 shares of our common stock on April 6, 2011. In addition, dividends paid in 2011 increased $25.1 million compared to 2010.

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

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2012 (does not include amounts potentially due under guarantees, as amounts, if any, are indeterminable):

	Contractual Obligations by Twelve Month Periods Ending December 31,
Contractual Obligations:	Total	2013	2014	2015	2016	2017 and thereafter
	(Dollars in millions)
Total debt obligations(1)	$2,916.1	$434.7	$447.8	$417.6	$410.2	$1,205.8
Capital lease obligations(2)	150.7	20.4	24.0	39.7	29.9	36.7
Operating leases (mainly facilities)	7.4	1.4	1.1	0.7	0.7	3.5
Purchase obligations:
Equipment purchases payable	111.2	111.2	—	—	—	—
Equipment purchase commitments	73.5	73.5	—	—	—	—

Total contractual obligations	$3,258.9	$641.2	$472.9	$458.0	$440.8	$1,246.0

(1)
Amounts include actual and estimated interest. For floating-rate debt, we have estimated interest based on December 31, 2012 rates and the net effect of our interest rate swaps.

(2)
Amounts include interest.

Off-Balance Sheet Arrangements

        At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

  Revenue Recognition

  Operating Leases with Customers

        We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. Our leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.

        In accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification No. 605, Revenue Recognition ("ASC 605"), we recognize billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, we are responsible for fulfillment of the services, supplier selection and service specifications, and have ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.

  Finance Leases with Customers

        We enter into finance leases as lessor for some of the equipment in our fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.

  Equipment Trading Revenues and Expenses

        Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of operations.

  Leasing Equipment

        In general, we purchase new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. We also purchase used equipment with the intention of selling such equipment in one or more years from the date of purchase. Used units are typically purchased with an existing lease in place or were previously owned by one of our third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container prices. We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in depreciation policies, useful lives of equipment or the assigned residual values is warranted.

        After conducting our regular depreciation policy review, we decided to increase the estimated residual values used in our equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. We last changed our estimated residual values in the fourth quarter of 2010 due to the consistent excess of disposal prices over our estimated residual values. Since then, we have continued to experience relatively high gains on the sale of equipment as disposal prices have remained well in excess of residual values. Accordingly, we increased the estimated residual values for certain of our major container types to be more reflective of our recent disposal history and our expectations for future used container sale prices. The estimated useful lives of all leasing equipment remain the same. The estimated useful lives and residual values for the majority of our leasing equipment from the date of manufacture are as follows:

		Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012	Effective October 1, 2010	Prior to October 1, 2010
Dry containers
20 foot	13	$1,000	$900	$750
40 foot	13	$1,200	$1,100	$900
40 foot high cube	13	$1,400	$1,200	$900
Refrigerated containers
20 foot	12	$2,500	$2,500	$2,200
40 foot high cube	12	$3,500	$3,400	$2,700
Special containers
40 foot flat rack	14	$1,500	$1,200	$1,000
40 foot open top	14	$2,300	$2,100	$1,200
Tank containers	20	$3,000	$3,000	$3,000
Chassis	20	$1,200	$1,200	$1,200

        As a result of our regular depreciation policy review, we have also decided to revise the estimated depreciation start date used in our leasing equipment depreciation policy. Under our revised estimate, depreciation on leasing equipment will begin on the date of initial on-hire. This change had no impact in 2012.

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

        When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimate of future undiscounted cash flows. These estimates are principally based on our historical experience and management's judgment of market conditions.

        An allowance is recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowance is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, we believe will ultimately not be recovered.

  Equipment Held for Sale

        When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the fair value of those assets, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

  Equipment Held for Resale—Trading Activity

        On an opportunistic basis, we purchase equipment with markings or specifications different from our own equipment for purposes of reselling it for a net profit. Equipment purchased for resale is reported as equipment held for sale when the timeframe between when the equipment is purchased and when it is sold is expected to be short, generally less than one year. Cash flows associated with equipment purchased for resale having a short expected holding period are classified as cash flows from operating activities. Equipment purchased for resale is reported as leasing equipment when the timeframe between when the equipment is purchased and leased back to the seller, and when it is sold is expected to be one year or greater. Cash flows associated with equipment purchased for resale having a long expected holding period are classified as cash flows from investing activities.

        Equipment trading revenues represent the proceeds from the sale of this equipment, while Equipment trading expenses include the cost of equipment sold, any costs to sell such equipment, including administrative costs, and costs associated with the related inventory of equipment, such as storage and handling charges.

  Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is provided based upon a review of the collectability of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, we do not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in existing receivables.

  Income Taxes

        We account for income taxes in accordance with FASB Accounting Standards Codification No. 740, Income Taxes ("ASC 740") using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, we accrue income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

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

  Goodwill

        We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. We have elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2012, indicated that no impairment of goodwill existed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

        In general, we enter into interest rate swap agreements to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.

        The primary external risk of our interest rate swap agreements is counterparty credit exposure, which is defined as the ability of one or more of our counterparties to perform their financial obligations under a derivative instrument. All of our derivative instruments are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative instrument to monitor counterparty credit exposure.

        As of December 31, 2012, we had net interest rate swap agreements in place to fix the interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$733.9 million	1.97%	5.6 years

        Changes in the fair value of these interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we do not apply hedge accounting treatment for these agreements. During 2012, our net loss on interest rate swaps was $2.5 million, compared to $27.4 million in 2011.

        Since approximately 56% of our floating rate debt is economically hedged using interest rate swap agreements, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $5.1 million in interest expense over the next 12 months.

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

        For the years ended December 31, 2012 and 2011, we recorded net foreign currency exchange losses of $0.3 million and $0.4 million, respectively. These losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. Dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. As of December 31, 2012 and 2011, the fair value of these agreements were $0.5 million and $0.8 million, respectively, and are reported as assets in Fair value of derivative instruments on our consolidated balance sheets.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our Chairman, President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective.

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

        As of December 31, 2012, our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2012.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on TAL International Group, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of TAL International Group, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 20, 2013

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "The Named Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 23, 2013 (the "2013 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the section captioned "Director Compensation Table," "Compensation of Executive Officers, Compensation Discussion and Analysis," "Summary Compensation Table" and "Grants of Plan-Based Awards Table," in the 2013 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from the section captioned "Outstanding Equity Awards at Fiscal Year End Table" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the 2013 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the 2013 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2013 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2012.

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

        (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2004, by and between TA Leasing Holding Co, Inc. and Klesch & Company Limited (incorporated by reference from Exhibit 2.1 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

2.2	First Amendment to Stock Purchase Agreement, dated August 10, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from Exhibit 2.2 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.3	Second Amendment to Stock Purchase Agreement, dated September 30, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited and Transamerica Corporation (incorporated by reference from Exhibit 2.3 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

Exhibit No.	Description
2.4	Third Amendment to Stock Purchase Agreement, dated November 3, 2004, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.4 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.5	Fourth Amendment to Stock Purchase Agreement, dated January 3, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.5 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 31, 2005, by and among TA Leasing Holding Co, Inc., Klesch & Company Limited, TAL International Group, Inc. and Transamerica Corporation (incorporated by reference from Exhibit 2.6 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

3.1	Second Amended and Restated Certificate of Incorporation of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.2 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to TAL International Group, Inc.'s Form S-1 filed on October 5, 2005, file number 333-126317)

4.2	Amended and Restated Indenture dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.35 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.3	First Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 26, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.58 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.4	Second Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated November 19, 2007 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.59 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.5	Amended and Restated Series 2005-1 Supplement dated as of April 12, 2006 between Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.40 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.6	Amended and Restated Management Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.36 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

Exhibit No.	Description
4.7	Amended and Restated Contribution and Sale Agreement dated as of April 12, 2006 by and between TAL International Container Corporation and TAL Advantage I LLC (incorporated by reference from Exhibit 10.37 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.8	Amended and Restated Series 2005-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, the Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 10.41 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.9	Series 2006-1 Supplement dated as of April 12, 2006 by and between TAL Advantage I LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.38 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.10	Series 2006-1 Note Purchase Agreement dated as of April 7, 2006 by and between TAL Advantage I LLC, TAL International Container Corporation, and Fortis Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 10.39 to TAL International Group, Inc.'s Form 10-Q filed on May 12, 2006)

4.11	Intercreditor Agreement Dated April 12, 2006 by and among TAL International Container Corporation, TAL Advantage I LLC, U. S. Bank National Association and Fortis Capital Corp. (incorporated by reference from Exhibit 4.11 to TAL International Group, Inc.'s Form 10-K filed on March 3, 2009)

4.12	Omnibus Amendment No. 2, dated June 1, 2006 (incorporated by reference from Exhibit 10.42 to TAL International Group, Inc.'s Form 8-K filed on June 6, 2006)

4.13	Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.43 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.14	Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.'s Form 8-K filed on July 17, 2007)

4.15	Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.16	Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.17	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.18	Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.52 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

Exhibit No.	Description
4.19	First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008 (incorporated by reference from Exhibit 10.60 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.20	Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.61 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.21	Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.53 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.22	Management Agreement dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.54 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.23	Contribution and Sale Agreement, dated as of March 27, 2008, by and between TAL Advantage II LLC and TAL International Container Corporation (incorporated by reference from Exhibit 10.55 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.24	Series 2008-1 Note Purchase Agreement, dated as of March 27, 2008, by and among TAL Advantage II LLC, Fortis Capital Corp., the other purchasers party thereto from time to time and the other parties named therein (incorporated by reference from Exhibit 10.56 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.25	Guaranty dated March 27, 2008 made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.57 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.26	Appendix A dated as of March 27, 2009 to Indenture dated as of March 27, 2008 by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 4.30 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.27	Management Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.33 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.28	Contribution and Sale Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.34 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.29	Indenture, dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.47 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.30	Series 2010-1 Supplement dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.48 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

Exhibit No.	Description
4.31	Management Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.49 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.32	Contribution and Sale Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.50 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.33	Transition Agent Agreement dated as of June 28, 2010 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.51 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.34	Series 2010-1 Note Purchase Agreement dated as of June 28, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.52 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.35	Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation (incorporated by reference from Exhibit 4.54 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.36	Series 2010-2 Supplement dated as of October 19, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.57 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)

4.37	Series 2010-2 Note Purchase Agreement dated as of October 19, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.58 to TAL International Group, Inc.'s Form 10-Q filed on November 1, 2010)

4.38	Series 2011-1 Supplement dated as of January 21, 2011, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.59 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.39	Series 2011-1 Note Purchase Agreement dated as of January 21, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.60 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.40	Series 2011-2 Supplement dated as of May 13, 2011 by and between TAL Advantage IV LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.63 to TAL International Group, Inc.'s Form 10-Q filed on July 29, 2011)

4.41	Series 2011-2 Note Purchase Agreement dated as of May 13, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.64 to TAL International Group, Inc.'s Form 10-Q filed on July 29, 2011)

Exhibit No.	Description
4.42	Amended and Restated Indenture dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.65 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.43	Amended and Restated Series 2009-1 Supplement dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.66 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.44	Amended and Restated Note Purchase Agreement dated as of August 12, 2011 by and between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.67 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.45	Amended and Restated Credit Agreement dated November 30, 2011, by and among TAL International Container Corporation, The Royal Bank of Scotland PLC as Administrative Agent and as Collateral Agent, RBS Securities, Inc. as Sole Arranger, and the Lenders from time to time party thereto (incorporated by reference from Exhibit 4.45 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.46	Amended and Restated Security Agreement dated November 30, 2011, by and among TAL International Container Corporation and The Royal Bank of Scotland PLC as Collateral Agent (incorporated by reference from Exhibit 4.46 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.47	Amended and Restated Pledge Agreement dated November 30, 2011, by and among TAL International Container Corporation, as Pledgor in favor of The Royal Bank of Scotland PLC in its capacity as Collateral Agent, as Pledgee (incorporated by reference from Exhibit 4.47 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.48	Amended and Restated Guaranty dated November 30, 2011 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.48 to TAL International Group's Inc. Form 10-K filed on on February 22, 2012)

4.49	Amendment No. 2 dated December 22, 2011 to the Credit Agreement dated July 31, 2006, by and among TAL International Container Corporation, Fortis Bank NA/SV, assignee of Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 4.49 to TAL International Group's Inc. Form 10-K filed on on February 22, 2012)

4.50	Series 2012-1 Supplement dated as of May 22, 2012 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association as Indenture Trustee (incorporated by reference from Exhibit 4.50 to TAL International Group's Inc. Form 10-Q filed on July 31, 2012)

Exhibit No.		Description
4.51		Series 2012-1 Note Purchase Agreement dated as of May 10, 2012 by and between TAL Advantage IV, LLC, TAL International Container Corporation, Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., RBC Capital Markets, LLC and RBS Securities Inc. (incorporated by reference from Exhibit 4.51 to TAL International Group's Inc. Form 10-Q filed on July 31, 2012)

10.1		Second Amended and Restated Shareholders Agreement, dated as of March 23, 2012, by and among TAL International Group, Inc. and the several shareholders party thereto (incorporated by reference from Exhibit 10.1 to TAL International Group, Inc.'s Form 8-K filed on March 27, 2012)

10.2		Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.3		Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

10.4	+	Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from Exhibit 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.5	+	2004 Management Stock Plan (incorporated by reference from Exhibit 10.14 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.6	+	First Amendment to 2004 Management Stock Plan (incorporated by reference from Exhibit 10.34 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.7	+	Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from Exhibit 10.22 to Amendment No. 2 to TAL International Group, Inc.'s Form S-1 filed on September 20, 2005, file number 333-126317)

10.8	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.9		Agreement dated June 1, 2010 by and among TAL International Group, Inc. and certain of its stockholders (incorporated by reference from Exhibit 10.16 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

Exhibit No.		Description
31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Instance Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Date: February 20, 2013	TAL International Group, Inc.
	By:	/s/ BRIAN M. SONDEY Brian M. Sondey Chairman, President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 20th day of February 2013.

Signature	Title(s)

/s/ BRIAN M. SONDEY Brian M. Sondey	Chairman, President and Chief Executive Officer (Principal Executive Officer), Director
/s/ JOHN BURNS John Burns	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ MALCOLM P. BAKER Malcolm P. Baker	Director
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director
/s/ CLAUDE GERMAIN Claude Germain	Director

Signature	Title(s)

/s/ KENNETH HANAU Kenneth Hanau	Director
/s/ HELMUT KASPERS Helmut Kaspers	Director
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TAL International Group, Inc.

        We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the TAL International Group Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 20, 2013

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2012	2011
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $766,898 and $626,965	$3,249,374	$2,663,443
Net investment in finance leases, net of allowances of $897 and $1,073	121,933	146,742
Equipment held for sale	47,139	47,048

Revenue earning assets	3,418,446	2,857,233
Unrestricted cash and cash equivalents	65,843	140,877
Restricted cash	35,837	34,466
Accounts receivable, net of allowances of $692 and $667	71,363	56,491
Goodwill	71,898	71,898
Deferred financing costs	26,450	24,028
Other assets	9,453	11,539
Fair value of derivative instruments	1,904	771

Total assets	$3,701,194	$3,197,303

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$111,176	$55,320
Fair value of derivative instruments	34,633	78,122
Accounts payable and other accrued expenses	64,936	66,607
Net deferred income tax liability	270,459	198,867
Debt	2,604,015	2,235,585

Total liabilities	3,085,219	2,634,501
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,697,366 and 36,412,659 shares issued respectively	37	36
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	493,456	489,468
Accumulated earnings	168,447	120,449
Accumulated other comprehensive (loss)	(8,430)	(9,616)

Total stockholders' equity	615,975	562,802

Total liabilities and stockholders' equity	$3,701,194	$3,197,303

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Leasing revenues:
Operating leases	$511,189	$434,668	$310,221
Finance leases	13,781	16,394	18,309

Total leasing revenues	524,970	451,062	328,530
Equipment trading revenues	60,975	62,324	34,636
Management fee income	3,076	2,798	2,932
Other revenues	151	503	702

Total revenues	589,172	516,687	366,800

Operating expenses (income):
Equipment trading expenses	53,431	51,330	28,814
Direct operating expenses	25,039	18,157	24,489
Administrative expenses	43,991	42,727	41,724
Depreciation and amortization	193,466	152,576	115,927
(Reversal) provision for doubtful accounts	(208)	162	(843)
Net (gain) on sale of leasing equipment	(44,509)	(51,969)	(25,765)

Total operating expenses	271,210	212,983	184,346

Operating income	317,962	303,704	182,454
Other expenses:
Interest and debt expense	114,629	105,470	79,104
Write-off of deferred financing costs	—	1,143	675
Net loss on interest rate swaps	2,469	27,354	13,029

Total other expenses	117,098	133,967	92,808

Income before income taxes	200,864	169,737	89,646
Income tax expense	70,732	60,013	31,922

Net income	$130,132	$109,724	$57,724

Net income per common share:
Basic	$3.92	$3.39	$1.90

Diluted	$3.87	$3.34	$1.88

Cash dividends paid per common share	$2.35	$1.99	$1.30
Weighted average number of common shares outstanding—Basic	33,224	32,414	30,441
Dilutive stock options and restricted stock	399	407	276

Weighted average number of common shares outstanding—Diluted	33,623	32,821	30,717

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$130,132	$109,724	$57,724
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(625), $(827), and $(5,171), respectively)	(1,145)	(1,513)	(9,467)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $1,162, $1,153, and $222, respectively)	2,128	2,110	407
Amortization of gain on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $0, $(157), and $(265), respectively)	—	(287)	(476)
Foreign currency translation adjustment	203	32	(438)

Other comprehensive income (loss), net of tax	1,186	342	(9,974)

Comprehensive income	$131,318	$110,066	$47,750

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

							Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock
					Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2009	33,592,066	$33	3,009,171	$(37,489)	$398,016	$58,253	$762	$(746)	$16

Stock compensation—issuance of stock options/modification	—	—	—	—	140	—	—	—	—
Stock compensation—restricted stock activity	128,000	1	—	—	1,570	—	—	—	—
Stock options exercised	5,000	—	—	—	90	—	—	—	—
Treasury stock acquired	—	—	2,672	(46)	—	—	—	—	—
Net income	—	—	—	—	—	57,724	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(438)	(438)
Change in fair value—cash flow hedges, net of income taxes $(5,171)	—	—	—	—	—	—	(9,467)	—	(9,467)
Amortization of net gain on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $(43)	—	—	—	—	—	—	(69)	—	(69)
Common stock dividends declared	—	—	—	—	—	(39,924)	—	—	—

Balance at December 31, 2010	33,725,066	$34	3,011,843	$(37,535)	$399,816	$76,053	$(8,774)	$(1,184)	$(9,958)

Issuance of common stock	2,500,000	2	—	—	85,722	—	—	—	—
Stock compensation—restricted stock activity	119,000	—	—	—	2,284	—	—	—	—
Stock options exercised, net of retirements	68,593	—	—	—	1,247	—	—	—	—
Excess tax benefits from stock compensation	—	—	—	—	399	—	—	—	—
Net income	—	—	—	—	—	109,724	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	32	32
Change in fair value—cash flow hedges, net of income taxes $(827)	—	—	—	—	—	—	(1,513)	—	(1,513)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $996	—	—	—	—	—	—	1,823	—	1,823
Common stock dividends declared	—	—	—	—	—	(65,328)	—	—	—

Balance at December 31, 2011	36,412,659	$36	3,011,843	$(37,535)	$489,468	$120,449	$(8,464)	$(1,152)	$(9,616)

Stock compensation—restricted stock activity	142,000	1	—	—	3,706	—	—	—	—
Stock options exercised, net of retirements	142,707	—	—	—	282	(3,212)	—	—	—
Net income	—	—	—	—	—	130,132	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	203	203
Change in fair value—cash flow hedges, net of income taxes $(625)	—	—	—	—	—	—	(1,145)	—	(1,145)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,162	—	—	—	—	—	—	2,128	—	2,128
Common stock dividends declared	—	—	—	—	—	(78,922)	—	—	—

Balance at December 31, 2012	36,697,366	$37	3,011,843	$(37,535)	$493,456	$168,447	$(7,481)	$(949)	$(8,430)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$130,132	$109,724	$57,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,466	152,576	115,927
Amortization of deferred financing costs	5,827	4,732	2,166
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	3,290	3,263	629
Net (gain) on sale of leasing equipment	(44,509)	(51,969)	(25,765)
Net loss on interest rate swaps	2,469	27,354	13,029
Write-off of deferred financing costs	—	1,143	675
Deferred income taxes	70,428	59,386	31,922
Stock compensation charge	3,706	2,284	1,710
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	7,832	(9,468)	(5,904)
Realized loss on interest rate swaps terminated prior to their contractual maturities	(49,124)	(12,524)	(27,447)
Accounts receivable	(14,872)	(10,149)	(16,103)
Deferred revenue	(4,190)	1,862	16,770
Accounts payable and other accrued expenses	(435)	(1,117)	(3,470)
Income taxes payable	(119)	272	(53)
Other assets	6,466	(5,296)	498
Other, net	(157)	(2,219)	(2,047)

Net cash provided by operating activities	310,210	269,854	160,261

Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(831,826)	(815,730)	(844,214)
Proceeds from sale of equipment leasing fleet, net of selling costs	133,367	123,659	102,176
Cash collections on finance lease receivables, net of income earned	35,326	35,940	35,484
Other	219	13	(211)

Net cash (used in) investing activities	(662,914)	(656,118)	(706,765)

Cash flows from financing activities:
Issuance of common stock	—	85,724	—
Stock options exercised and stock related activity	(2,930)	1,247	90
Financing fees paid under debt facilities	(8,249)	(12,101)	(11,761)
Borrowings under debt facilities and proceeds under capital lease obligations	1,265,404	1,122,982	951,512
Payments under debt facilities and capital lease obligations	(897,094)	(657,555)	(341,751)
Excess tax benefits from stock compensation	—	399	—
(Increase) in restricted cash	(1,371)	(11,448)	(9,304)
Common stock dividends paid	(78,090)	(64,701)	(39,578)

Net cash provided by financing activities	277,670	464,547	549,208

Net (decrease) increase in cash and cash equivalents	(75,034)	78,283	2,704
Unrestricted cash and cash equivalents, beginning of period	140,877	62,594	59,890

Unrestricted cash and cash equivalents, end of period	$65,843	$140,877	$62,594

Supplemental disclosures:
Interest paid	$104,834	$96,333	$75,840
Income taxes paid (refunded)	$(147)	$355	$(59)
Supplemental non-cash financing activities:
Accrued and unpaid purchases of equipment	$111,176	$55,320	$57,756

The accompanying notes to the consolidated financial statements are an integral
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

Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents consist of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

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

Concentration of Credit Risk

        The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for 16% of the Company's leasing revenues in 2012, 2011 and 2010. Mediterranean Shipping Company accounted for 10% of the Company's leasing revenues in 2012 and approximately 12% in 2011 and 2010. APL-NOL accounted for 7% of the Company's leasing revenues in 2012, approximately 9% in

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

2011 and 11% in 2010. No other customer exceeded 10% of the Company's leasing revenues in 2012, 2011 or 2010.

Net Investment in Finance Leases

        The amounts reported as net investment in finance leases are recorded at the present value of the aggregate future minimum lease payments, including any purchase options granted to customers, less allowances for uncollectible amounts. Allowances are provided based upon a review of the collectability of gross finance lease receivables, including the underlying collateral, and considers the risk profile of the receivables, credit quality indicators such as the level of past due amounts, if any, and economic conditions. Finance lease receivables are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Interest from these leases is recognized over the term of the lease using the effective interest method as a component of leasing revenues.

Leasing Equipment

        In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used equipment with the intention of selling such equipment in one or more years from the date of purchase. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.

        Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

        After conducting its regular depreciation policy review, the Company decided to increase the estimated residual values used in its equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. The Company last changed its estimated residual values in the fourth quarter of 2010 due to the consistent excess of disposal prices over the Company's estimated residual values. Since then, the Company has continued to experience relatively high gains on the sale of equipment as disposal prices have remained well in excess of residual values. Accordingly, the Company has increased the estimated residual values for certain of its major container types to be more reflective of the Company's recent disposal history and its expectations for future used container sale prices. The estimated useful lives of all leasing equipment remain the same. These increases in assigned residual values resulted in a decrease in the Company's depreciation expense of $5.2 million ($3.4 million after tax or $0.10 per diluted share) for the year ended December 31, 2012, and $5.5 million ($3.6 million after tax or $0.12 per diluted share) for the year ended December 31, 2010. Based on the Company's fleet as of December 31 of the year of the respective change, the increase in assigned residual values would result in a decrease in future depreciation expense of approximately $19.3 million annually ($12.5 million after tax or $0.37 per diluted share) for the 2012 change and approximately $22.1 million annually ($14.3 million after tax or $0.44 per diluted share) for the 2010 change, assuming no other changes to depreciation method, estimated useful lives or residual value

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

estimates. The estimated useful lives and residual values for the majority of the Company's leasing equipment from the date of manufacture are as follows:

		Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012	Effective October 1, 2010	Prior to October 1, 2010
Dry containers
20 foot	13	$1,000	$900	$750
40 foot	13	$1,200	$1,100	$900
40 foot high cube	13	$1,400	$1,200	$900
Refrigerated containers
20 foot	12	$2,500	$2,500	$2,200
40 foot high cube	12	$3,500	$3,400	$2,700
Special containers
40 foot flat rack	14	$1,500	$1,200	$1,000
40 foot open top	14	$2,300	$2,100	$1,200
Tank containers	20	$3,000	$3,000	$3,000
Chassis	20	$1,200	$1,200	$1,200

        As a result of its regular depreciation policy review, the Company has also decided to revise the estimated depreciation start date used in its leasing equipment depreciation policy. Under the Company's revised estimate, depreciation on leasing equipment will begin on the date of initial on-hire. This change had no impact in 2012.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31,
	2012	2011
Dry container units	$2,247,918	$1,820,108
Refrigerated container units	617,618	524,134
Special container units	181,646	141,264
Tank container units	138,614	118,847
Chassis	63,578	59,090

	$3,249,374	$2,663,443

        Included in the amounts above are units not on lease at December 31, 2012 and 2011 with a total net book value of $302.7 million and $176.2 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of operations.

        The Company provides an allowance recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowance is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, the Company believes will ultimately not be recovered. As of December 31, 2012 and 2011, the Company's allowance for equipment on lease was $0.1 million and $0.2 million, respectively.

Equipment Held for Sale

        When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the fair value of those assets, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment Held for Resale—Trading Activity

        On an opportunistic basis, the Company purchases equipment with markings or specifications different from its own equipment for purposes of reselling it for a net profit. Equipment purchased for resale is reported as equipment held for sale when the timeframe between when the equipment is purchased and when it is sold is expected to be short, generally less than one year. Cash flows

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

associated with equipment purchased for resale having a short expected holding period are classified as cash flows from operating activities. Equipment purchased for resale is reported as leasing equipment when the timeframe between when the equipment is purchased and leased back to the seller, and when it is sold is expected to be one year or greater. Cash flows associated with equipment purchased for resale having a long expected holding period are classified as cash flows from investing activities.

        Equipment trading revenues represent the proceeds from the sale of this equipment, while Equipment trading expenses include the cost of equipment sold, any costs to sell such equipment, including administrative costs, and costs associated with the related inventory of equipment, such as storage and handling charges.

Goodwill

        The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, the Company recorded $71.9 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $70.9 million and $1.0 million, respectively, to each reporting unit. The Company has elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2012, indicated that no impairment of goodwill existed.

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

Other Assets

        The Company's other assets primarily consist of leasehold improvements and related assets, prepaid expenses and deferred rents.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        During 2012, the Company renewed the office lease for its corporate headquarters. In connection with the renewal, the Company paid for leasehold improvements and related assets. As of December 31, 2012, the unamortized balance of the Company's leasehold improvements and related assets was $2.3 million. The Company expects to amortize $0.4 million in each of the next five years and $0.3 million thereafter.

        As of December 31, 2012 and 2011, the Company had prepaid assets of $2.6 million and $0.9 million, respectively, related to the prepayment of insurance premiums and other maintenance and service contracts. The Company expects to amortize the majority of its prepaid assets over the next twelve months.

        The Company has deferred rents from its customers resulting from the straight-line recognition of leasing revenue over the lease term. As of December 31, 2012 and 2011, the Company's deferred rents were $3.2 million and $1.9 million, respectively.

        During 2012, the Company received $7.6 million to reinstate certain purchase options contained in leases with a customer. As of December 31, 2012, the Company had no remaining balance in other assets related to these purchase options.

Fair Value of Financial Instruments

        The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, accounts payable and other accrued expenses approximated their fair value as of December 31, 2012 and 2011.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company does not measure debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's debt are listed in the table below as of the dates indicated (in thousands).

	December 31,
	2012	2011
Liabilities
Debt—carrying value	$2,604,015	$2,235,585
Debt—estimated fair value	$2,701,668	$2,241,679

        The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the respective balance sheet dates.

Revenue Recognition

  Operating Leases with Customers

        The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick up and drop off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.

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

  Finance Leases with Customers

        The Company enters into finance leases as lessor for some of the equipment in its fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of five to ten years and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

  Equipment Trading Revenues and Expenses

        Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of operations.

  Management Fee Income and Other Revenues

        The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2012 and 2011, approximately $4.1 million and $4.0 million, respectively, was reflected in accounts payable and other accrued expenses, which represent unpaid net earnings owed to third party owners of managed equipment.

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

Derivative Instruments

        The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings and its foreign currency rate exposure. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities. As of December 31, 2012 and 2011, the Company did not have any derivative instruments that were designated and accounted for as hedging instruments.

Income Taxes

        The Company accounts for income taxes in accordance with FASB Accounting Standards Codification No. 740, Income Taxes ("ASC 740") using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2012 and 2011, the Company had no liabilities related to uncertain tax positions.

Foreign Currency Translation and Remeasurement

        The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end, as to balance sheet accounts and at the weighted average of exchange rates for the year as to statement of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive loss.

        The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurment of assets and liabilities are included in administrative expenses as net foreign exchange gains and losses.

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

Comprehensive Income

        Comprehensive income includes net income, net gains and losses and related amortization, net of income taxes, on derivative instruments designated as cash flow hedges, and foreign currency translation adjustments.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        For the year ended December 31, 2010, the Company excluded 11,500 options to purchase shares of common stock from the calculation of weighted average shares outstanding for diluted earnings per share because their effects were antidilutive. There were no antidilutive options to purchase shares of common stock or restricted stock excluded from the calculations of weighted average shares outstanding for diluted earnings per share for the other periods presented.

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

Recently Adopted Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standard No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides guidance to prospectively ensure common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The Company has adopted ASU 2011-04 effective January 1, 2012. The Company's adoption of ASU 2011-04 had no impact on the Company's consolidated financial statements.

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

Note 3—Debt

        Debt consisted of the following (amounts in thousands):

	December 31,
	2012	2011
Asset backed securitization term notes (ABS)	$1,343,826	$1,220,500
Term loan facilities	698,570	580,900
Asset backed warehouse facility	355,000	216,500
Revolving credit facility	75,000	70,000
Capital lease obligations	131,619	147,685

Total Debt	$2,604,015	$2,235,585

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

        As of December 31, 2012 the Company had $1,282.8 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a weighted average effective interest rate of 5.20% in 2012, are scheduled to mature between 2014 and 2024, and had a weighted average remaining term of 4.7 years as of December 31, 2012.

        As of December 31, 2012 the Company had $1,321.2 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a weighted average effective interest rate of 2.53% in 2012, are scheduled to mature between 2013 and 2018, and had a weighted average remaining term of 3.0 years as of December 31, 2012.

        The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2012, the Company had interest rate swaps in place with a net notional amount of $733.9 million, a weighted average fixed leg interest rate of 1.97%, and a weighted average remaining term of 5.6 years to fix the floating interest rates on a portion of its floating rate debt obligations (see Note 4 for additional information on the Company's interest rate swap agreements).

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

Asset Backed Warehouse Facility

        The asset backed warehouse facility has a maximum borrowing capacity of $600 million. Under the amended facility, funds are available on a revolving basis until August 12, 2013, after which if the

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

facility is not refinanced, the notes will convert to term notes with a maturity date of August 12, 2017. The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. The proceeds of the facility are primarily used to finance the acquisition of equipment.

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

Revolving Credit Facility

        The Company's revolving credit facility has a maximum borrowing capacity of $100.0 million and matures on November 30, 2016. The Company is required to maintain unencumbered assets equivalent to 50% of the maximum commitment.

Debt maturities (excluding capital lease obligations), amounts in thousands:

Years ending December 31,
2013	$338,866
2014	361,144
2015	342,217
2016	346,275
2017	429,514
2018 and thereafter	654,380

Total	$2,472,396

Capital Lease Obligations

        The Company has entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)

        At December 31, 2012, future lease payments under these capital leases were as follows (in thousands):

2013	$20,416
2014	24,027
2015	39,717
2016	29,923
2017	18,771
2018 and thereafter	17,818

Total future payments	150,672
Less: amount representing interest	(19,053)

Capital lease obligations	$131,619

Note 4—Derivative Instruments

Interest Rate Swaps

        The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The majority of interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. In limited instances, the Company has also entered into interest rate swap agreements that involve the receipt of fixed rate amounts in exchange for floating rate interest payments. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for the revolving credit facility and the amounts payable under certain interest rate swap agreements.

        As of December 31, 2012, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$733.9 million	1.97%	5.6 years

(1)
As of December 31, 2012, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,077.7 million of pay-fixed rate/receive-floating rate agreements and $343.8 million of pay-floating rate/receive-fixed rate agreements. The

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

  Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

        The Company's net expense on its interest rate swap agreements was $22.0 million, $31.4 million and $43.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company records net expense on its interest rate swap agreements in interest and debt expense in its consolidated statements of operations.

        Most of the Company's interest rate swap agreements have not been accounted for as hedging instruments under FASB Accounting Standards Codification No. 815 (ASC 815) Derivatives and Hedging, and therefore changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of operations as net loss on interest rate swaps.

        In 2012, the Company paid $49.1 million to terminate interest rate swap agreements. Of this amount, $47.3 million related to the termination of non-designated interest rate swaps that were previously recognized in the consolidated statements of operations as net loss on interest rate swaps. The remaining $1.8 million related to the termination of an interest rate swap designated as a cash flow hedge in April 2012 and terminated in connection with the May 2012 closing of fixed rate secured notes under the ABS facilities. The loss on this designated interest rate swap was recorded in accumulated other comprehensive loss and will be amortized to interest expense over the 10 year scheduled term of the fixed rate secured notes. There was no material ineffectiveness during the period the hedge was designated.

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized $3.3 million, $3.3 million, and $0.6 million, respectively, in interest and debt expense related to the amortization of accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges. As of December 31, 2012, the unamortized pre-tax balance in accumulated other comprehensive loss related to these terminated interest rate swaps was approximately $11.6 million, of which $3.0 million is expected to be amortized to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to these terminated interest rate swaps would be recognized in earnings immediately in connection with the termination of the related debt agreements.

Foreign Currency Exchange Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 2.5 million Euros and receive approximately $3.8 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

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

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
Derivatives Not Designated as Hedging Instruments
(in millions)

	Asset Derivatives				Liability Derivatives
	December 31,				December 31,
	2012		2011		2012		2011
Instrument	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Interest rate swap agreements	Fair value of derivative instruments	$1.4	Fair value of derivative instruments	$—	Fair value of derivative instruments	$34.6	Fair value of derivative instruments	$78.1
Foreign exchange agreements	Fair value of derivative instruments	$0.5	Fair value of derivative instruments	$0.8	Fair value of derivative instruments	$—	Fair value of derivative instruments	$—

Total Derivatives		$1.9		$0.8		$34.6		$78.1

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments
Effect of Derivative Instruments on Consolidated Statements of Operations
(in millions)

		Amount of Loss (Gain) on Derivatives Recognized in Income
		Years ended December 31,
	Location of Loss (Gain) on Derivatives Recognized in Income
Derivative Instrument		2012	2011	2010
Interest rate swap agreements	Net loss on interest rate swaps	$2.5	$27.4	$13.0
Foreign exchange agreements	Administrative expenses	0.3	0.1	(0.4)

Total		$2.8	$27.5	$12.6

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	December 31,
	2012	2011
Gross finance lease receivables(1)	$152,321	$187,509
Allowance on gross finance lease receivables	(897)	(1,073)

Gross finance lease receivables, net of allowance	151,424	186,436
Unearned income(2)	(29,491)	(39,694)

Net investment in finance leases(3)	$121,933	$146,742

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $6.5 million and $7.0 million of unguaranteed residual value at December 31, 2012 and 2011, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2012 and 2011.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2012 and 2011.

(3)
As of December 31, 2012 and 2011, Mediterranean Shipping Company accounted for approximately 53% and 52%, respectively, of the Company's net investment in finance leases.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        Contractual maturities of the Company's gross finance lease receivables subsequent to December 31, 2012 are as follows (in thousands):

2013	$43,855
2014	36,033
2015	30,063
2016	21,151
2017	10,849
2018 and thereafter	10,370

$152,321

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)

        Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	December 31,
	2012	2011
Tier 1	$109,883	$131,513
Tier 2	42,438	55,996
Tier 3	—	—

	$152,321	$187,509

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of December 31, 2012 $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.5 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of December 31, 2012, none of the Company's gross finance lease receivables were in non-accrual status. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity in the Company's allowance on gross finance lease receivables for the periods indicated (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2012	$1,073	$(177)	$1	$897
For the year ended December 31, 2011	$1,169	$(94)	$(2)	$1,073
For the year ended December 31, 2010	$1,618	$(441)	$(8)	$1,169

(a)
Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2012 and 2011 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 6, 2012	December 27, 2012	$20.6 million	$0.62
September 4, 2012	September 25, 2012	$20.0 million	$0.60
June 1, 2012	June 22, 2012	$19.2 million	$0.58
March 8, 2012	March 29, 2012	$18.3 million	$0.55
December 1, 2011	December 22, 2011	$17.2 million	$0.52
September 1, 2011	September 22, 2011	$17.2 million	$0.52
June 2, 2011	June 23, 2011	$16.5 million	$0.50
March 3, 2011	March 24, 2011	$13.8 million	$0.45

Treasury Stock

        On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company's common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock. There were no material purchases of treasury stock during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, a total of 988,157 shares may yet be repurchased under the stock repurchase program.

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

        The following compensation costs were reported in administrative expenses in the Company's consolidated statements of operations related to the Company's stock based compensation plans as a result of restricted shares granted during the years 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	$—	$—	$140
Restricted stock	3,706	2,284	1,570

Stock based compensation	$3,706	$2,284	$1,710

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)

        Total unrecognized compensation cost of approximately $4.2 million as of December 31, 2012 related to restricted shares granted during 2012, 2011 and 2010 will be recognized over a weighted average vesting period of approximately 1.7 years.

        Stock option activity under the Plans for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value ($ in 000's)
Outstanding January 1, 2012	515,288	$18.03	3.8	$5,543
Granted	—
Exercised(1)	(449,102)	$18.01		$8,111
Canceled	—

Outstanding: December 31, 2012	66,186	$18.15	2.8	$1,206

Exercisable: December 31, 2012	66,186	$18.15	2.8	$1,206

(1)
Plan participants tendered 306,395 shares of common stock, all of which were subsequently retired by the Company, to satisfy payment of the exercise price and, in certain instances withholding taxes, for a portion of the options exercised during the year ended December 31, 2012.

        Restricted stock activity for the year ended December 31, 2012 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2012	314,250	$19.84
Granted	142,000	33.59
Vested(1)	(103,000)	13.48

Nonvested at December 31, 2012	353,250	$27.24

(1)
The fair value of restricted stock awards that vested during 2012 was $1.4 million.

Issuance of Common Stock

        On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares offered, the Company issued and sold 2,500,000 shares of common stock and certain of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. The Company's proceeds from the offering were $85.7 million.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information

Industry Segment Information

        The Company's operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Chassis are used for the transportation of containers domestically. The Company leases five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) tank containers which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers domestically.

        The Company conducts its business activities in one industry, intermodal transportation equipment, and has two segments:

  •
  Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages containers owned by third parties.

  •
  Equipment trading—the Company purchases containers from its shipping line customers and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are redelivered.

        The following tables show segment information for the periods indicated and the consolidated totals reported (in thousands):

Year Ended December 31, 2012	Equipment Leasing	Equipment Trading	Totals
Total revenues	$519,860	$69,312	$589,172
Equipment trading expenses	—	53,431	53,431
Depreciation and amortization	189,710	3,756	193,466
Net (gain) on sale of equipment	(44,509)	—	(44,509)
Interest and debt expense	111,598	3,031	114,629
Income before income taxes(1)	195,166	8,167	203,333
Equipment held for sale at December 31	16,936	30,203	47,139
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,620,228	80,966	3,701,194
Purchases of leasing equipment and investments in finance leases(2)	822,698	9,128	831,826

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (Continued)

Year Ended December 31, 2011	Equipment Leasing	Equipment Trading	Totals
Total revenues	$448,292	$68,395	$516,687
Equipment trading expenses	—	51,330	51,330
Depreciation and amortization	150,336	2,240	152,576
Net (gain) on sale of equipment	(51,969)	—	(51,969)
Interest and debt expense	102,858	2,612	105,470
Income before income taxes(1)	186,865	11,369	198,234
Equipment held for sale at December 31	14,061	32,987	47,048
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,112,239	85,064	3,197,303
Purchases of leasing equipment and investments in finance leases(2)	782,569	33,161	815,730

Year Ended December 31, 2010	Equipment Leasing	Equipment Trading	Totals
Total revenues	$328,619	$38,181	$366,800
Equipment trading expenses	—	28,814	28,814
Depreciation and amortization	115,261	666	115,927
Net (gain) on sale of equipment	(25,721)	(44)	(25,765)
Interest and debt expense	77,261	1,843	79,104
Income before income taxes(1)	97,526	5,824	103,350
Equipment held for sale at December 31	5,120	24,100	29,220
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	2,473,619	43,938	2,517,557
Purchases of leasing equipment and investments in finance leases(2)	828,570	15,644	844,214

(1)
Segment income before taxes excludes net losses on interest rate swaps of $2.5 million, $27.4 million and $13.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and the write-off of deferred financing costs of $1.1 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the period indicated, but excludes cash flows associated with the purchase of equipment held for resale.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (Continued)

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

	Year Ended December 31,
	2012	2011	2010
Total revenues:
United States of America	$43,867	$41,387	$32,838
Asia	252,119	209,731	148,672
Europe	260,181	231,979	161,930
Other international	33,005	33,590	23,360

Total	$589,172	$516,687	$366,800

Note 8—Net (Gain) on Sale of Leasing Equipment

        The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Impairment loss on equipment held for sale	$247	$141	$221
(Gain) on sale of equipment—net of selling costs	(44,756)	(52,110)	(25,986)

Net (gain) on sale of leasing equipment	$(44,509)	$(51,969)	$(25,765)

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes

        The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$—	$526	$—
State	—	101	—
Foreign	304	—	—

	304	627	—

Deferred taxes:
Federal	69,804	58,536	31,378
State	998	740	450
Foreign	(374)	110	94

	70,428	59,386	31,922

Total	$70,732	$60,013	$31,922

        The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal income taxes at statutory rate	$70,012	$59,270	$31,376
State income taxes (net of federal income tax benefit)	651	551	293
Foreign income taxes	203	100	(150)
Reversal of deferred foreign tax liabilities	(273)	—	—
Other/effect of permanent differences	139	92	403

	$70,732	$60,013	$31,922

        Effective April 2012, an income tax rate reduction was enacted in the U.K. reducing the corporate tax rate from 26% to 24%. The Company adjusts its deferred tax assets and liabilities through income tax expense on the date which rate changes are enacted. Accordingly, the Company recorded a reduction of approximately $0.3 million in its income tax expense in 2012 to reflect the impact of this rate change on the Company's net deferred income tax liability related to its U.K. operations.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$90,484	$75,670
Allowance for losses	1,031	1,303
Derivative instruments	16,300	32,690
Deferred income	10,216	12,166
Accrued liabilities and other	14	—

	118,045	121,829

Deferred income tax liabilities:
Accelerated depreciation	371,841	306,599
Goodwill amortization	14,568	12,765
Other	2,095	1,332

	388,504	320,696

Net deferred income tax liability	$270,459	$198,867

        The Company has U.S. Federal net operating loss carryforwards of approximately $256 million at December 31, 2012. These losses will expire in 2026 through 2033. The Company has unrealized excess tax benefits related to restricted stock compensation costs of $3.3 million that it expects to credit to stockholders' equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.

        The Company does not provide for U.S. federal income taxes on undistributed earnings from its U.K. subsidiary because it is the Company's policy to permanently reinvest its foreign earnings outside of the U.S. These foreign earnings could become subject to additional tax if they are loaned to the Company, remitted as dividends, or if the Company sells the stock of its U.K. subsidiary. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign earnings. As of December 31, 2012 the Company's cumulative undistributed earnings were approximately $5.7 million.

        In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company's consolidated results of operations and financial position. As of January 1, 2012 and December 31, 2012, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the Company's effective tax rate.

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the consolidated statements of operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2006 through 2012 tax years remain subject to examination by major tax jurisdictions.

Note 10—Savings Plan

        The Company's employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2012, 2011 and 2010 were approximately $0.3 million.

Note 11—Rental Income under Operating Leases

        The following are the minimum future rentals at December 31, 2012 due to TAL under non-cancelable operating leases of the Company's equipment (in thousands):

2013	$364,568
2014	296,106
2015	239,488
2016	175,351
2017	113,069
2018 and thereafter	87,246

$1,275,828

Note 12—Commitments and Contingencies

Lease Commitments

        The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company's operations. Total rent expense was $2.2 million for the years ended December 31, 2012, 2011 and 2010.

        Future minimum rental commitments under non-cancelable operating leases at December 31, 2012 were as follows (in thousands):

2013	$1,416
2014	1,071
2015	748
2016	657
2017	778
2018 and thereafter	2,730

$7,400

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At December 31, 2012, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred, are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees, and therefore, no contingent loss has been provided as of December 31, 2012.

Purchase Commitments

        At December 31, 2012, the Company had commitments to purchase equipment in the amount of $73.5 million payable in 2013.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2012:
Total revenues	$138,332	$150,023	$149,021	$151,796
Net income(1)(2)	$32,927	$29,297	$31,153	$36,755
Net income per basic common share	$0.99	$0.88	$0.94	$1.11
Net income per diluted common share	$0.98	$0.87	$0.93	$1.09
2011:
Total revenues	$124,528	$120,221	$137,752	$134,186
Net income(3)	$32,587	$23,191	$18,079	$35,867
Net income per basic common share	$1.07	$0.70	$0.55	$1.08
Net income per diluted common share	$1.05	$0.70	$0.54	$1.07

(1)
Net income for 2012 reflects net gains on interest rate swaps of $3.0 million ($1.9 million on an after-tax basis) and $2.6 million ($1.6 million on an after-tax basis) in the first and fourth quarters, respectively. Net losses on interest rate swaps of $6.7 million ($4.4 million on an after-tax basis) and $1.3 million ($0.8 million on an after-tax basis) are reflected in the second and third quarters, respectively.

(2)
Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. Without this change, the Company's depreciation expense would have been $5.2 million higher ($3.4 million after tax or $0.10 per diluted share) in the fourth quarter of 2012 (see Note 2).

(3)
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

Note 14—Foreign Currency Activities

        The Company recorded net foreign currency exchange losses of $0.3 million in the year ended December 31, 2012 and $0.4 million in the years ended December 31, 2011 and 2010. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to the Company's Euro and Pound Sterling transactions and related assets and liabilities.

Note 15—Subsequent Events

Quarterly Dividend

        On February 13, 2013, the Company's Board of Directors approved and declared a $0.64 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 28, 2013 to shareholders of record at the close of business on March 7, 2013.

SCHEDULE II

TAL International Group, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2012	$1,073	$(177)	$—	$1	$897
For the year ended December 31, 2011	$1,169	$(94)	$—	$(2)	$1,073
For the year ended December 31, 2010	$1,618	$(441)	$—	$(8)	$1,169
Accounts Receivable—Allowance for doubtful accounts:
For the year ended December 31, 2012	$667	$40	$(16)	$1	$692
For the year ended December 31, 2011	$429	$275	$(36)	$(1)	$667
For the year ended December 31, 2010	$757	$(124)	$(194)	$(10)	$429
Allowance for equipment loss:
For the year ended December 31, 2012	$156	$(72)	$(62)	$(1)	$21
For the year ended December 31, 2011	$—	$181	$(25)	$—	$156
For the year ended December 31, 2010	$1,051	$(278)	$(773)	$—	$—

(a)
Primarily relates to the effect of foreign currency translation.

S-1