Form 10-Q
period 2013-03-31
TAL International Group, Inc.
filed 2013-04-30
CIK 1331745

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of April 19, 2013, there were 33,844,464 shares of the Registrant's common stock, $.001 par value outstanding.

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

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 20, 2013, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and March 31, 2012 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 20, 2013, from which the accompanying December 31, 2012 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $799,022 and $766,898	$3,342,173	$3,249,374
Net investment in finance leases, net of allowances of $823 and $897	117,240	121,933
Equipment held for sale	50,652	47,139

Revenue earning assets	3,510,065	3,418,446
Unrestricted cash and cash equivalents	58,854	65,843
Restricted cash	38,523	35,837
Accounts receivable, net of allowances of $676 and $692	77,773	71,363
Goodwill	71,898	71,898
Deferred financing costs	32,294	26,450
Other assets	9,318	9,453
Fair value of derivative instruments	3,382	1,904

Total assets	$3,802,107	$3,701,194

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$74,163	$111,176
Fair value of derivative instruments	35,396	34,633
Accounts payable and other accrued expenses	58,865	64,936
Net deferred income tax liability	290,134	270,459
Debt	2,711,602	2,604,015

Total liabilities	3,170,160	3,085,219
Stockholders' equity:
Preferred stock, $.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 36,856,307 and 36,697,366 shares issued, respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	495,413	493,456
Accumulated earnings	183,903	168,447
Accumulated other comprehensive (loss)	(9,871)	(8,430)

Total stockholders' equity	631,947	615,975

Total liabilities and stockholders' equity	$3,802,107	$3,701,194

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(Dollars and shares in thousands, except earnings per share)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing revenues:
Operating leases	$134,054	$119,481
Finance leases	3,098	3,698

Total leasing revenues	137,152	123,179
Equipment trading revenues	18,286	14,461
Management fee income	619	660
Other revenues	18	32

Total revenues	156,075	138,332

Operating expenses (income):
Equipment trading expenses	15,611	12,563
Direct operating expenses	5,962	5,581
Administrative expenses	11,904	11,106
Depreciation and amortization	49,317	45,205
(Reversal) provision for doubtful accounts	(82)	14
Net (gain) on sale of leasing equipment	(10,261)	(10,760)

Total operating expenses	72,451	63,709

Operating income	83,624	74,623
Other expenses:
Interest and debt expense	28,883	26,625
Net (gain) on interest rate swaps	(3,152)	(2,972)

Total other expenses	25,731	23,653

Income before income taxes	57,893	50,970
Income tax expense	20,373	18,043

Net income	$37,520	$32,927

Net income per common share—Basic	$1.12	$0.99

Net income per common share—Diluted	$1.12	$0.98

Cash dividends paid per common share	$0.64	$0.55
Weighted average number of common shares outstanding—Basic	33,469	33,192
Dilutive stock options and restricted stock	172	386

Weighted average number of common shares outstanding—Diluted	33,641	33,578

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$37,520	$32,927
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(875) and $0, respectively)	(1,601)	—
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $277 and $282, respectively)	506	518
Foreign currency translation adjustment	(346)	108

Other comprehensive (loss) income, net of tax	(1,441)	626

Comprehensive income	$36,079	$33,553

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$37,520	$32,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,317	45,205
Amortization of deferred financing costs	1,683	1,283
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	783	800
Net (gain) on sale of leasing equipment	(10,261)	(10,760)
Net (gain) on interest rate swaps	(3,152)	(2,972)
Deferred income taxes	20,310	18,043
Stock compensation charge	1,857	1,212
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(18,835)	(6,798)
Realized loss on interest rate swaps terminated prior to their contractual maturities	—	(5,498)
Other changes in operating assets and liabilities	(12,763)	(11,717)

Net cash provided by operating activities	66,459	61,725

Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(195,221)	(123,100)
Proceeds from sale of equipment, net of selling costs	37,352	29,371
Cash collections on finance lease receivables, net of income earned	8,951	8,526
Other	(316)	88

Net cash (used in) investing activities	(149,234)	(85,115)

Cash flows from financing activities:
Stock options exercised and stock related activity	(304)	132
Financing fees paid under debt facilities	(7,527)	(638)
Borrowings under debt facilities and proceeds under capital lease obligations	704,207	121,500
Payments under debt facilities and capital lease obligations	(596,475)	(148,346)
(Increase) decrease in restricted cash	(2,686)	1,936
Common stock dividends paid	(21,429)	(18,264)

Net cash provided by (used in) financing activities	75,786	(43,680)

Net (decrease) in unrestricted cash and cash equivalents	$(6,989)	$(67,070)
Unrestricted cash and cash equivalents, beginning of period	65,843	140,877

Unrestricted cash and cash equivalents, end of period	$58,854	$73,807

Supplemental non-cash investing activities:
Equipment purchases payable	$74,163	$32,292

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

        Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. The increase in estimated residual values resulted in a decrease in depreciation expense of $4.9 million ($3.2 million after tax or $0.10 per fully diluted share) for the first quarter of 2013. Also effective October 1, 2012, the Company revised the estimated depreciation start date used in its leasing equipment depreciation policy. Under the Company's revised estimate, depreciation on leasing equipment begins on the date of initial on-hire.

C.    Recently Adopted Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires the presentation, in one place, of information about reclassifications out of accumulated other comprehensive income. Additionally, ASU 2013-02 requires the presentation of reclassifications out of accumulated other comprehensive income by component for periods in which changes in accumulated other comprehensive income balances are presented. The Company has adopted ASU 2013-02 effective January 1, 2013. The Company's adoption of ASU 2013-02 had no impact on the Company's consolidated financial statements as it is disclosure-only in nature.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments

        The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, accounts payable and other accrued expenses approximated their fair value as of March 31, 2013 and December 31, 2012.

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

	March 31, 2013	December 31, 2012
Liabilities
Debt—carrying value	$2,711,602	$2,604,015
Debt—estimated fair value	$2,795,740	$2,701,668

        The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.

Note 3—Dividends

        The Company paid the following quarterly dividends during the three months ended March 31, 2013 and 2012 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 7, 2013	March 28, 2013	$21.4 million	$0.64
March 8, 2012	March 29, 2012	$18.3 million	$0.55

Note 4—Capital Stock and Stock Options

Stock Based Compensation Plans

        The Company records compensation cost relating to stock based payment transactions in accordance with ASC 718. The cost is measured at the grant date, based on the calculated fair value of

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award) on a straight-line basis.

        During the three months ended March 31, 2013 and 2012, the Company recognized compensation costs of $1.9 million and $1.2 million, respectively, in administrative expenses related to the Company's stock based compensation plans as a result of restricted shares granted in 2011, 2012 and 2013.

        Total unrecognized compensation cost of approximately $8.5 million as of March 31, 2013 related to restricted shares granted during 2011, 2012 and 2013 will be recognized over the remaining weighted average vesting period of approximately 2.3 years.

        During the three months ended March 31, 2013, plan participants exercised 30,150 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 19,959 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price, and in certain instances withholding taxes related to activity under the Company's stock compensation plans.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges, net of tax	(1,601)	—	(1,601)
Amortization of net loss on derivative instruments previously designated as cash flow hedges, net of tax	506	—	506
Foreign currency translation adjustment	—	(346)	(346)

Other comprehensive income (loss), net of tax	(1,095)	(346)	(1,441)

Balance at March 31, 2013	$(8,576)	$(1,295)	$(9,871)

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

        The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income During Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Operations
Amortization of net loss on derivative instruments previously designated as cash flow hedges, before income tax effect	$783	Interest and debt expense
Income tax expense	(277)	Income tax expense

Amounts reclassified from Accumulated other comprehensive income, net of income tax effect	$506	Net income

Note 5—Net Investment in Finance Leases

        The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2013	December 31, 2012
Gross finance lease receivables	$145,951	$152,321
Allowance on gross finance lease receivables	(823)	(897)

Gross finance lease receivables, net of allowance	145,128	151,424
Unearned income	(27,888)	(29,491)

Net investment in finance leases	$117,240	$121,933

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

        Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	March 31, 2013	December 31, 2012
Tier 1	$106,582	$109,883
Tier 2	39,369	42,438
Tier 3	—	—

	$145,951	$152,321

        The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2013, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.5 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of March 31, 2013, none of the Company's gross finance lease receivables were in non-accrual status. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.

        The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the three months ended
March 31, 2013	$897	$(73)	$(1)	$823
March 31, 2012	$1,073	$(27)	$1	$1,047

(a)
Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt

        Debt consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Asset backed securitization (ABS) term notes	$1,559,357	$1,343,826
Term loan facilities	762,767	698,570
Asset backed warehouse facility	—	355,000
Revolving credit facilities	266,000	75,000
Capital lease obligations	123,478	131,619

Total debt	$2,711,602	$2,604,015

        As of March 31, 2013, the Company had $1,514.8 million of debt outstanding on facilities with fixed interest rates and $1,196.8 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2013, the Company had interest rate swaps in place with a net notional amount of $765.8 million to fix the floating interest rates on a portion of its floating rate debt obligations.

        The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2013, was in compliance with all such covenants.

Asset Backed Securitization Term Notes

        In February 2013, the Company issued $253 million of Class A fixed rate secured notes and $18.8 million of Class B fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities.

Revolving Credit Facilities

        In March 2013, the Company closed a $450 million senior secured revolving credit facility.

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

        As of March 31, 2013, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$765.8 million	1.68%	6.2 years

(1)
As of March 31, 2013, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,100.2 million of pay-fixed rate/receive-floating rate agreements and $334.4 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

        At the end of March 2013, the Company terminated pay-fixed rate/receive-floating rate interest rate swap agreements with an aggregate notional amount of $516.8 million and entered into new pay-fixed rate/receive-floating rate agreements with lower fixed interest rates, longer maturities and an aggregate notional amount of $550.0 million. The Company designated these interest rate swap agreements as cash flow hedges at their inception. There was no ineffectiveness associated with these

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

cash flow hedges in the period from designation through March 31, 2013. As of March 31, 2013, the Company has a payable of $16.7 million and a receivable of $2.4 million with swap counterparties related to the termination of these agreements. The amounts payable to and receivable from swap counterparties are presented in the Company's consolidated balance sheet as part of Fair value of derivative instruments in the liabilities and assets sections, respectively. As the terminated interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of operations.

        For the three months ended March 31, 2013 and 2012, the Company recognized $0.8 million in interest and debt expense related to the amortization of accumulated other comprehensive loss attributable to terminated interest rate swap agreements that had been designated as cash flow hedges. As of March 31, 2013, the unamortized pre-tax balance in accumulated other comprehensive loss attributable to designated interest rate swap agreements and terminated interest rate swap agreements that had been designated as cash flow hedges was $13.3 million, of which approximately $8.7 million is expected to be amortized to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive loss attributable to these terminated interest rate swap agreements would be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

Foreign Currency Exchange Rate Swaps

        In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 2.2 million Euros and receive approximately $3.4 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of operations in administrative expenses.

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

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

Location of Derivative Instruments in Financial Statements

Fair Value of Derivative Instruments
(In Millions)

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of Derivative instruments	$—	Fair value of derivative instruments	$—	Fair value of derivative instruments	$2.5	Fair value of derivative instruments	$—
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.5	Fair value of derivative instruments	1.4	Fair value of derivative instruments	16.2	Fair value of derivative instruments	34.6
Amounts due to/from interest rate swap counterparties for the termination of agreements not designated	Fair value of derivative instruments	2.4	Fair value of derivative instruments	—	Fair value of derivative instruments	16.7	Fair value of derivative instruments	—
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.5	Fair value of derivative instruments	0.5	Fair value of derivative instruments	—	Fair value of derivative instruments	—

Total derivatives		$3.4		$1.9		$35.4		$34.6

Effect of Derivative Instruments on Consolidated Statements of Operations and
Consolidated Statements of Comprehensive Income
(In Millions)

		Three Months Ended March 31,
	Location of (Gain) Loss on Derivative Instruments
Derivative Instrument		2013	2012
Realized loss on interest rate swap agreements	Interest expense	$3.1	$6.7
Unrealized loss on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	2.5	—
Unrealized (gain) on interest rate swap agreements, not designated	Net (gain) on interest rate swaps	(3.2)	(3.0)
Foreign exchange agreements, not designated	Administrative expenses	—	0.2

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

        The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$134,895	$21,180	$156,075	$121,805	$16,527	$138,332
Equipment trading expenses	—	15,611	15,611	—	12,563	12,563
Depreciation and amortization expense	48,581	736	49,317	44,170	1,035	45,205
Net (gain) on sale of leasing equipment	(10,261)	—	(10,261)	(10,760)	—	(10,760)
Interest and debt expense	28,160	723	28,883	25,781	844	26,625
Income before income taxes(1)	51,002	3,739	54,741	46,169	1,829	47,998
Equipment held for sale at March 31	19,634	31,018	50,652	16,812	27,232	44,044
Goodwill at March 31	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at March 31	3,724,228	77,879	3,802,107	3,087,464	77,413	3,164,877
Purchases of leasing equipment and investments in finance leases(2)	194,673	548	195,221	123,100	—	123,100

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $3.2 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013	2012
Total revenues:
United States of America	$10,854	$9,809
Asia	68,384	59,648
Europe	67,945	60,791
Other International	8,892	8,084

Total	$156,075	$138,332

        As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

Note 9—Commitments and Contingencies

Residual Value Guarantees

        During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At March 31, 2013, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the

TAL INTERNATIONAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of March 31, 2013.

Purchase Commitments

        At March 31, 2013, commitments for capital expenditures totaled approximately $102.0 million.

Note 10—Income Taxes

        The consolidated income tax expense for the three months ended March 31, 2013 and 2012 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2013 and the year ended December 31, 2012. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

Note 11—Subsequent Events

Quarterly Dividend

        On April 23, 2013, the Company's Board of Directors approved and declared a $0.66 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 25, 2013 to shareholders of record at the close of business on June 4, 2013.

Debt Facilities

        In April 2013, the Company decreased the size of its asset backed warehouse facility from $600 million to $550 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2013. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

        Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2013, our total fleet consisted of 1,223,119 containers and chassis, including 21,883 containers under management for third parties, representing 1,999,767 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in 40 countries as of March 31, 2013. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2013, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 49% of our leasing revenues, and our largest customer, CMA CGM, accounted for 17% of our leasing revenues.

        The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	March 31, 2013			December 31, 2012			March 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,024,044	20,132	1,044,176	1,000,612	21,030	1,021,642	825,279	23,926	849,205
Refrigerated	59,956	97	60,053	57,124	105	57,229	54,111	151	54,262
Special	55,181	1,654	56,835	55,485	1,713	57,198	46,416	1,914	48,330
Tank	6,607	—	6,607	6,608	—	6,608	5,806	—	5,806
Chassis	13,391	—	13,391	13,146	—	13,146	10,784	—	10,784

Equipment leasing fleet	1,159,179	21,883	1,181,062	1,132,975	22,848	1,155,823	942,396	25,991	968,387
Equipment trading fleet	42,057	—	42,057	45,860	—	45,860	44,504	—	44,504

Total	1,201,236	21,883	1,223,119	1,178,835	22,848	1,201,683	986,900	25,991	1,012,891

Percentage	98.2%	1.8%	100.0%	98.1%	1.9%	100.0%	97.4%	2.6%	100.0%

	Equipment Fleet in TEUs
	March 31, 2013			December 31, 2012			March 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,649,916	36,074	1,685,990	1,607,232	37,796	1,645,028	1,321,801	43,379	1,365,180
Refrigerated	115,044	172	115,216	109,316	186	109,502	102,920	268	103,188
Special	98,807	2,794	101,601	98,888	2,883	101,771	82,480	3,211	85,691
Tank	6,607	—	6,607	6,608	—	6,608	5,806	—	5,806
Chassis	23,853	—	23,853	23,432	—	23,432	19,207	—	19,207

Equipment leasing fleet	1,894,227	39,040	1,933,267	1,845,476	40,865	1,886,341	1,532,214	46,858	1,579,072
Equipment trading fleet	66,500	—	66,500	71,435	—	71,435	69,635	—	69,635

Total	1,960,727	39,040	1,999,767	1,916,911	40,865	1,957,776	1,601,849	46,858	1,648,707

Percentage	98.0%	2.0%	100.0%	97.9%	2.1%	100.0%	97.2%	2.8%	100.0%

	Equipment Fleet in CEUs
	March 31, 2013			December 31, 2012			March 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,428,725	35,269	2,463,994	2,367,636	36,880	2,404,516	2,036,241	42,343	2,078,584

Percentage	98.6%	1.4%	100.0%	98.5%	1.5%	100.0%	98.0%	2.0%	100.0%

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

        As of March 31, 2013, the percentages of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenues
Dry	85.4%	64.5%
Refrigerated	4.9	21.0
Special	4.7	7.4
Tank	0.5	3.0
Chassis	1.1	2.0

Equipment leasing fleet	96.6	97.9
Equipment trading fleet	3.4	2.1

Total	100.0%	100.0%

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

        The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	March 31, 2013	December 31, 2012	March 31, 2012
Long-term leases	66.4%	67.5%	68.2%
Finance leases	6.5	6.6	8.2
Service leases	20.8	21.0	17.7
Expired long-term leases (units on-hire)	6.3	4.9	5.9

Total	100.0%	100.0%	100.0%

        The increase in our service lease portfolio over the last year reflects the completion of several large sale-lease back transactions which are usually structured to provide customers with significant flexibility to redeliver units. Due to the age of this equipment, we expect to sell these units after they have been redelivered.

        As of March 31, 2013, December 31, 2012 and March 31, 2012, our long-term and finance leases combined had average remaining contract terms of approximately 44 months, 43 months, and 47 months, respectively, assuming no leases are renewed.

Operating Performance

        Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.

        Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the first quarter of 2013 increased 11.4% from the first quarter of 2012.

        Owned fleet size.    As of March 31, 2013, our owned fleet included 2,428,725 CEUs, an increase of 2.6% from December 31, 2012 and 19.3% from March 31, 2012. The increase in our fleet size over the first quarter of 2012 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions during 2012.

        While global trading volumes continue to be constrained by weak performance of the major developed countries, many of our customers and market forecasters are still expecting trade growth to remain moderately positive in 2013, with Alphaliner estimating growth of 5.1%. In addition, many of our shipping line customers continue to be reluctant to purchase large numbers of containers directly, and therefore continue to rely on leasing companies for the majority of their new container requirements. As of April 23, 2013, we have already purchased $350 million of containers through new orders and sale-leaseback transactions. We expect most of these new and sale-leaseback containers to be placed on-hire during the second and third quarters. Customer demand during the second and early third quarter will determine how much additional new equipment we order in 2013.

        Utilization.    Our average utilization was 97.7% during the first quarter of 2013, a decrease of 0.5% from the first quarter 2012. The global supply of containers continues to be tight relative to cargo volumes and container demand, and we generally expect our utilization to remain at a high level while this situation lasts. Over time, we expect that our utilization will gradually moderate as the global supply and demand for containers returns to greater balance.

        The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Average Utilization	97.7%	97.7%	97.7%	97.8%	98.2%

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Ending Utilization	97.6%	97.9%	97.4%	97.6%	97.7%

(1)
Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs) excluding new units not yet leased and off-hire units designated for sale.

        Average lease rates.    Average lease rates for our dry container product line decreased by 4.3% in the first quarter of 2013 compared to the first quarter of 2012. This decrease was mainly the result of the completion of several large sale-leaseback transactions for older dry containers in the second half of 2012. These older containers were purchased for prices well below the current cost of new containers, and the leaseback rates are substantially below our current portfolio average. Excluding the effects of these sale-leaseback transactions, average lease rates on our dry container product line decreased by 0.7% in the first quarter of 2013 compared to the same period of 2012. Lower new container prices and widespread availability of attractively priced financing for container leasing companies continue to pressure market lease rates, and market lease rates for dry containers are currently below our portfolio average. Because of this, we expect our average dry container lease rates to continue to decline slightly in 2013 as new units are picked up on lease.

        Average lease rates for refrigerated containers were 3.2% lower in 2013 compared to 2012. Our average lease rates for refrigerated containers were negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing for container leasing companies.

        The average lease rates for special containers were approximately 5.7% lower in 2013 compared to 2012 mainly due to a large sale-leaseback transaction for older special containers completed late in the fourth quarter of 2012. We purchased these older containers for prices well below the current cost of new containers, and the leaseback rate is substantially below our current portfolio average. Excluding the effects of this sale-leaseback transaction, average lease rates for our special containers increased by 1.4% in the first quarter of 2013 compared to the same period of 2012. This increase is the result of relatively high prices and commensurate lease rates for new special containers, and the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.

        Equipment disposals.    During the first quarter of 2013, we recognized a $10.3 million gain on the sale of our used containers compared to a gain of $10.8 million in the first quarter of 2012. Our gain on sale in the first quarter of 2013 included an unusually large gain related to approximately 3,000 CEU of units declared lost by one of our customers in the amount of $2.5 million. Our gain on sale would have decreased by roughly $3.0 million compared to the first quarter of 2012 in the absence of this loss declaration. In the first quarter of 2013, our gain on sale was negatively impacted by lower average sale prices and the higher cost of equipment sold.

        Used container selling prices have decreased approximately 7% from the first quarter 2012, though they remain high compared to historical averages. We expect that used container sale prices will continue to trend down toward historical levels as the global supply and demand balance for containers normalizes. The average book value of containers sold in the first quarter of 2013 was higher than it was in the first quarter of 2012 since a larger portion of containers sold in the first quarter of 2013 were purchased through sale-leaseback transactions. Over the last few years the average price we have paid for older containers purchased through sale-leaseback transactions has significantly exceeded our net book value for original TAL units of a similar age since equipment disposal prices have been significantly higher than historical levels.

        Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $6.4 million or 8.9% in the first quarter of 2013 as compared to the first quarter of 2012. TAL purchased a large volume of new containers in 2012 and the first quarter of 2013, and the average net book value of our revenue earning assets increased by approximately 20% from the first quarter of 2012 to the first quarter of 2013.

        Depreciation expense increased $4.1 million or 9.1% in the first quarter 2013 as compared to the first quarter of 2012 mainly due to the net increase in the size of our depreciable fleet. Depreciation expense would have grown by $9.0 million or approximately 20% from the first quarter of 2012 excluding the impact of the increase in residual value estimates made in the fourth quarter of 2012.

        Interest expense increased $2.3 million or 8.6% in the first quarter of 2013 as compared to the first quarter of 2012. The increase from the first quarter of 2012 was due to an increase in our average outstanding debt, partially offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases. Our average effective interest rate decreased by 0.51% in the first quarter of 2013 as compared to the first quarter of 2012 mainly due to the issuance of new debt at interest rates lower than those on our existing debt facilities, and the termination of several interest rate swap agreements and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to synthetically convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.

        Credit performance.    Our credit performance remained strong during the first quarter of 2013, and we recorded a small reversal of our provision for doubtful accounts. However, our concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines reported modest or negative profitability in 2012 and it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.

        Operating expenses.    Our direct operating expenses were $6.0 million in the first quarter of 2013, compared to $5.6 million in the first quarter of 2012. Our direct operating expenses increased during the first quarter of 2013 mainly due to higher storage and handling costs resulting from a higher volume of redeliveries and slightly lower utilization.

        Our administrative expenses were $11.9 million in the first quarter of 2013 compared to $11.1 million in the first quarter of 2012 mainly due to an increase in incentive compensation. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. The ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 8.4% in 2012, and 8.7% in the first quarter of 2013.

Dividends

        We paid the following quarterly dividends during the three months ended March 31, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 7, 2013	March 28, 2013	$21.4 million	$0.64
March 8, 2012	March 29, 2012	$18.3 million	$0.55

        Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2013 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Results of Operations

        The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Leasing revenues	$137,152	$123,179
Equipment trading revenues	18,286	14,461
Management fee income	619	660
Other revenues	18	32

Total revenues	156,075	138,332

Operating expenses (income):
Equipment trading expenses	15,611	12,563
Direct operating expenses	5,962	5,581
Administrative expenses	11,904	11,106
Depreciation and amortization	49,317	45,205
(Reversal) provision for doubtful accounts	(82)	14
Net (gain) on sale of leasing equipment	(10,261)	(10,760)

Total operating expenses	72,451	63,709

Operating income	83,624	74,623
Other expenses:
Interest and debt expense	28,883	26,625
Net (gain) on interest rate swaps	(3,152)	(2,972)

Total other expenses	25,731	23,653

Income before income taxes	57,893	50,970
Income tax expense	20,373	18,043

Net income	$37,520	$32,927

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$128,717	$113,056
Fee and ancillary lease revenue	5,337	6,425

Total operating lease revenue	134,054	119,481
Finance lease revenue	3,098	3,698

Total leasing revenues	$137,152	$123,179

        Total leasing revenues were $137.2 million in the three months ended March 31, 2013, compared to $123.2 million in the same period in 2012, an increase of $14.0 million, or 11.4%.

        Per diem revenue increased by $15.7 million, or 13.9%, compared to the three months ended March 31, 2012. The primary reasons for this increase are as follows:

  •
  $20.2 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 840,000 in the first quarter of 2012 to approximately 999,000 in the first quarter of 2013; and

  •
  $4.5 million decrease due to lower average per diem rates primarily due to a large number of units placed on hire at the end of the second quarter of 2012 on a sale-leaseback transaction. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average.

        Fee and ancillary lease revenue decreased by $1.1 million in the three months ended March 31, 2013 compared to the same period in 2012. Although overall drop-off volumes increased in the first quarter of 2013, the average drop-off fee per unit decreased.

        Finance lease revenue decreased by $0.6 million in the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease in the average size of our finance lease portfolio.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Equipment trading revenues	$18,286	$14,461
Equipment trading expenses	(15,611)	(12,563)

Equipment trading margin	$2,675	$1,898

        The equipment trading margin increased $0.8 million in the three months ended March 31, 2013 compared to the same period in 2012. The trading margin increased primarily due to higher sales volumes.

        Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.

        Direct operating expenses were $6.0 million in the three months ended March 31, 2013, compared to $5.6 million in the same period in 2012, an increase of $0.4 million primarily driven by increased storage and handling costs due to an increase in the number of idle units.

        Administrative expenses.    Administrative expenses were $11.9 million in 2013 compared to $11.1 million in 2012, an increase of $0.8 million or 7.2%, primarily due to increased incentive compensation costs.

        Depreciation and amortization.    Depreciation and amortization was $49.3 million in the first quarter of 2013, compared to $45.2 million in the first quarter of 2012, an increase of $4.1 million or 9.1%. Depreciation expense increased by $10.2 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.2 million due to another vintage year of equipment becoming fully depreciated and a benefit of $4.9 million, resulting from the change in residual value estimates effective October 1, 2012.

        (Reversal) provision for doubtful accounts.    The reversal of our provision for doubtful accounts was less than $0.1 million in first quarter of 2013, compared to a provision for doubtful accounts of less than $0.1 million in the first quarter of 2012. In general, our credit losses remain low due to the absence of any major customer defaults.

        Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $10.3 million in the three months ended March 31, 2013 compared to $10.8 million in the same period in the first quarter of 2012, a decrease of $0.5 million. The primary reasons for this decrease are as follows:

  •
  $2.5 million decrease due to lower selling prices;

  •
  $0.5 million decrease due to the higher cost of equipment sold. The cost of equipment sold in the first quarter of 2013 was higher than in the same period in 2012 since a larger portion of containers sold in the first quarter of 2013 were purchased through sale-leaseback transactions. Over the last few years the average price we have paid for older containers purchased through sale-leaseback transactions has significantly exceeded our net book value for original TAL units of a similar age since equipment disposal prices have been significantly higher than historical levels;

  •
  $0.7 million increase due to higher disposal volumes; and

  •
  $1.8 million increase due to larger gains resulting from payments by customers for lost units. In the first quarter of 2013, one of our customers declared an unusually large number of units as lost.

        Interest and debt expense.    Interest and debt expense was $28.9 million in the first quarter of 2013, compared to $26.6 million in the first quarter of 2012, an increase of $2.3 million. Interest and debt expense increased by $6.2 million due to a higher average debt balance of $2,661.6 million in the first quarter of 2013, compared to $2,169.7 million in the first quarter of 2012. This was partially offset by a $3.9 million decrease due to a lower effective interest rate of 4.34% in the first quarter of 2013 compared to 4.85% in the first quarter of 2012.

        Net (gain) on interest rate swaps.    Net gain on interest rate swaps was $3.2 million in the three months ended March 31, 2013, compared to a gain of $3.0 million in the same period in 2012. The fair value of our interest rate swap agreements increased during the first quarter of 2013 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during the first quarter of 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused their fair value to increase during the quarter.

        Income tax expense.    Income tax expense was $20.4 million in the three months ended March 31, 2013, compared to $18.0 million in the same period in 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 were 35.2% and 35.4%, respectively.

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

  Segment income before income taxes

        The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$51,002	$46,169	10.5%
Equipment trading segment	$3,739	$1,829	104.4%

(1)
Income before income taxes excludes net gains on interest rate swaps of $3.2 million and $3.0 million in the three months ended March 31, 2013 and 2012, respectively.

        Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $51.0 million in the three months ended March 31, 2013 compared to $46.2 million in the same period in 2012, an increase of $4.8 million. Leasing revenue increased by $13.2 million mainly due to continued growth in our container fleet, and this was partially offset by a $6.8 million increase in ownership costs (depreciation and interest expense) due to the growth in our container fleet, a $1.1 million increase in direct operating and administrative expenses and a $0.5 million decrease in used container disposal gains.

        Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $3.7 million in the three months ended March 31, 2013, compared to $1.8 million in the same period in 2012, an increase of $1.9 million. This increase was primarily due to an increase in the equipment trading margin resulting primarily from higher sales volumes.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.

        We continue to have sizable cash in-flows. For the twelve months ended March 31, 2013, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $492.0 million. In addition, as of March 31, 2013, we had $58.9 million of unrestricted cash and $954 million of additional borrowing capacity under our current credit facilities. During the three months ended March 31, 2013, we issued $272 million of fixed rate secured term notes under the ABS facilities. We also increased the current maximum borrowing level under the revolving credit facilities from $100 million to $550 million.

        As of March 31, 2013, major committed cash outflows in the next 12 months include $372.8 million of scheduled principal payments on our existing debt facilities and $176.2 million of committed but unpaid capital expenditures.

        We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

        At March 31, 2013, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,559.3	$1,559.3
Term loan facilities	762.8	832.8
Asset backed warehouse facility	—	600.0
Revolving credit facilities	266.0	550.0
Capital lease obligations	123.5	123.5

Total Debt	$2,711.6	$3,665.6

        The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. Concurrent with the closing of the revolving credit facility in March 2013, we reduced the current maximum borrowing level on the asset backed warehouse facility from $600 million to $550 million, effective April 2013.

        As of March 31, 2013, we had $1,514.8 million of debt outstanding on facilities with fixed interest rates and $1,196.8 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2013, we had interest rate swaps in place with a net notional amount of $765.8 million to fix the floating interest rates on a portion of our floating rate debt obligations.

  Debt Covenants

        We are subject to certain financial covenants under our debt agreements. As of March 31, 2013, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

        Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2013, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.71
TAL Advantage I, LLC	1.10	2.19
TAL Advantage II, LLC	1.10	1.67
TAL Advantage III, LLC	1.30	2.12
TAL Advantage IV, LLC	1.10	2.23
TAL Advantage V, LLC	1.10	*

*
This covenant applies commencing with the quarter ending December 31, 2013.

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

        For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006. As of March 31, 2013, the minimum and actual TNWs for each of our SPEs were $583.1 million and $901.3 million, respectively. As of March 31, 2013, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL Advantage I, LLC	4.75	3.14
TAL Advantage II, LLC	4.75	3.10
TAL Advantage III, LLC	4.75	3.10
TAL Advantage IV, LLC	4.75	3.10
TAL Advantage V, LLC	4.75	3.10

        As of March 31, 2013, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1,636.0 million.

        Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow

        The following table sets forth certain cash flow information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months Ended March 31,
	2013	2012
Net cash provided by operating activities	$66,459	$61,725

Net cash (used in) provided by investing activities:
Purchases of leasing equipment and investment in finance leases	$(195,221)	$(123,100)
Proceeds from sale of equipment, net of selling costs	37,352	29,371
Cash collections on finance lease receivables, net of income earned	8,951	8,526
Other	(316)	88

Net cash (used in) investing activities	$(149,234)	$(85,115)

Net cash provided by (used in) financing activities	$75,786	$(43,680)

Operating Activities

        Net cash provided by operating activities increased by $4.8 million to $66.5 million in the three months ended March 31, 2013, compared to $61.7 million in the same period in 2012 primarily due to an increase in earnings excluding depreciation and income taxes of $11.0 million. In addition, we made payments of $5.5 million to our interest rate swap counterparties in the three months ended March 31, 2012 for the termination of certain interest rate swap agreements, but made no such payments in the same period in 2013. Partially offsetting these increases was an increase in net purchases of trading equipment of $12.0 million.

Investing Activities

        Net cash used in investing activities increased by $64.1 million to $149.2 million in the three months ended March 31, 2013 compared to $85.1 million in the same period in 2012. This increase was primarily due to a $72.1 million net increase in purchases of leasing equipment and investments in finance lease, partially offset by an $8.0 million increase in proceeds from the sale of equipment primarily due to higher sales volumes.

Financing Activities

        In the three months ended March, 31, 2013, we had net cash provided by financing activities of $75.8 million, compared to net cash used in financing activities of $43.7 million in the same period in 2012, an increase of $119.5 million. This increase was primarily due to an increase in our net borrowings under our various debt facilities of $127.7 million for purchases of equipment, partially offset by an increase in dividends paid of $3.2 million in the three months ended March 31, 2013, compared to the same period in 2012.

Contractual Obligations

        We are party to various operating and capital leases and are obligated to make payments related to our long term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied by cash flows from operations and long term financing activities.

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2013:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2013	2014	2015	2016	2017 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,031.6	$350.8	$447.1	$418.8	$434.3	$1,380.6
Capital lease obligations(2)	139.4	9.1	24.0	39.7	29.9	36.7
Operating leases (mainly facilities)	7.8	1.3	1.4	0.8	0.7	3.6
Payable to counterparties for the termination of interest rate swap agreements, net(3)	14.3	14.3	—	—	—	—
Purchase obligations:
Equipment purchases payable	74.2	74.2	—	—	—	—
Equipment purchase commitments	102.0	102.0	—	—	—	—

Total contractual obligations	$3,369.3	$551.7	$472.5	$459.3	$464.9	$1,420.9

(1)
Amounts include actual and estimated interest for floating rate debt based on March 31, 2013 rates and the net effect of our interest rate swaps.

(2)
Amounts include interest.

(3)
Amounts include payables of $16.7 million to swap counterparties, net of $2.4 million receivable from counterparties related to the termination of swap agreements prior to contractual maturities.

Off-Balance Sheet Arrangements

        As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2012 Form 10-K filed with the SEC on February 20, 2013.

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

        As of March 31, 2013, we had in place net interest rate swap agreements to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$765.8 million	1.68%	6.2 years

        Changes in the fair value of these interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps as we did not apply hedge accounting for these agreements. For the three months ended March 31, 2013 and 2012, we recognized net gains on interest rate swaps of $3.2 million and $3.0 million, respectively.

        Since approximately 65% of our floating rate debt is economically hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $3.4 million in interest expense over the next 12 months.

Foreign Currency Exchange Rate Risk

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the three months ended March 31, 2013 and 2012 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.

        For the three months ended March 31, 2013 and 2012, we recorded net foreign currency exchange losses of approximately $0.2 million and $0.1 million, respectively. These losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

        In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was $0.5 million as of March 31, 2013, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

        For a detailed discussion of our risk factors, refer to our 2012 Form 10-K filed with the Securities and Exchange Commission on February 20, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no material repurchases of stock during the three months ended March 31, 2013.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.52*	Indenture, dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee
4.53*	Series 2013-1 Supplement dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee
4.54*	Management Agreement dated as of February 27, 2013 by and between TAL International Container Corporation and TAL Advantage V LLC
4.55*	Contribution and Sale Agreement dated as of February 27, 2013 by and between TAL International Container Corporation and TAL Advantage V LLC
4.56*	Transition Agent Agreement dated as of February 27, 2013 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage V LLC
4.57*
Series 2013-1 Note Purchase Agreement dated as of February 20, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and RBC Capital Markets, LLC
4.58*
Credit Agreement, dated as of March 12, 2013, by and among TAL International Container Corporation, the Lenders from time to time party thereto, Bank of America N.A. as Administrative Agent and Collateral Agent, Merrill, Lynch Pierce, Fenner and Smith, Incorporated, Wells Fargo Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers
4.59*	Security Agreement dated March 12, 2013, by and among TAL International Container Corporation and Bank of America N.A. as Collateral Agent
4.60*	Guaranty dated March 12, 2013 made by TAL International Group, Inc.
4.61*	TAL Advantage III LLC Notice dated March 14, 2013 to Noteholders of Reduction of Existing Commitment for Series 2009-1 Notes
10.10*
Termination Agreement dated as of February 26, 2013, by and among TAL International Group, Inc. and the several shareholders party thereto of the Second Amended and Restated Shareholders Agreement, dated as of March 23, 2012
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit Number	Exhibit Description
101.INS***	XBRL Instance Document
101.SCH***	XBRL Instance Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

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

TAL International Group, Inc.
April 30, 2013	By:	/s/ JOHN BURNS John Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)