Form 10-Q
period 2013-06-30
TAL International Group, Inc.
filed 2013-07-30
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2013
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of July 19, 2013, there were 33,844,464 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and June 30, 2012 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 20, 2013, from which the accompanying December 31, 2012 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $835,785 and $766,898	$3,369,725	$3,249,374
Net investment in finance leases, net of allowances of $1,055 and $897	143,362	121,933
Equipment held for sale	39,062	47,139
Revenue earning assets	3,552,149	3,418,446
Unrestricted cash and cash equivalents	68,293	65,843
Restricted cash	28,560	35,837
Accounts receivable, net of allowances of $744 and $692	87,016	71,363
Goodwill	71,898	71,898
Deferred financing costs	28,180	26,450
Other assets	8,105	9,453
Fair value of derivative instruments	21,317	1,904
Total assets	$3,865,518	$3,701,194
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$39,193	$111,176
Fair value of derivative instruments	1,563	34,633
Accounts payable and other accrued expenses	52,204	64,936
Net deferred income tax liability	318,880	270,459
Debt	2,790,022	2,604,015
Total liabilities	3,201,862	3,085,219
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,856,307 and 36,697,366 shares issued respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	496,533	493,456
Accumulated earnings	199,442	168,447
Accumulated other comprehensive income (loss)	5,179	(8,430)
Total stockholders' equity	663,656	615,975
Total liabilities and stockholders' equity	$3,865,518	$3,701,194

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing revenues:
Operating leases	$136,304	$124,303	$270,358	$243,784
Finance leases	3,152	3,552	6,250	7,250
Total leasing revenues	139,456	127,855	276,608	251,034
Equipment trading revenues	31,781	21,308	50,067	35,769
Management fee income	601	820	1,220	1,480
Other revenues	124	40	142	72
Total revenues	171,962	150,023	328,037	288,355
Operating expenses (income):
Equipment trading expenses	27,494	19,031	43,105	31,594
Direct operating expenses	6,218	6,026	12,180	11,607
Administrative expenses	10,614	11,128	22,518	22,234
Depreciation and amortization	49,832	47,169	99,149	92,374
Provision (reversal) for doubtful accounts	1,585	(183)	1,503	(169)
Net (gain) on sale of leasing equipment	(8,026)	(13,152)	(18,287)	(23,912)
Total operating expenses	87,717	70,019	160,168	133,728
Operating income	84,245	80,004	167,869	154,627
Other expenses:
Interest and debt expense	28,303	28,073	57,186	54,698
Write-off of deferred financing costs	2,578	—	2,578	—
Net (gain) loss on interest rate swaps	(5,268)	6,728	(8,420)	3,756
Total other expenses	25,613	34,801	51,344	58,454
Income before income taxes	58,632	45,203	116,525	96,173
Income tax expense	20,756	15,906	41,129	33,949
Net income	$37,876	$29,297	$75,396	$62,224
Net income per common share—Basic	$1.13	$0.88	$2.25	$1.87
Net income per common share—Diluted	$1.12	$0.87	$2.24	$1.85
Cash dividends paid per common share	$0.66	$0.58	$1.30	$1.13
Weighted average number of common shares outstanding—Basic	33,484	33,216	33,477	33,204
Dilutive stock options and restricted stock	196	418	181	399
Weighted average number of common shares outstanding—Diluted	33,680	33,634	33,658	33,603

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$37,876	$29,297	$75,396	$62,224
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $7,951, $(625), $7,076 and $(625), respectively)	14,553	(1,145)	12,952	(1,145)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $269, $288, $546 and $570, respectively)	496	528	1,002	1,046
Foreign currency translation adjustment	1	(43)	(345)	65
Other comprehensive income (loss), net of tax	15,050	(660)	13,609	(34)
Comprehensive income	$52,926	$28,637	$89,005	$62,190

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$75,396	$62,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,149	92,374
Amortization of deferred financing costs	3,563	2,674
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,548	1,616
Net (gain) on sale of leasing equipment	(18,287)	(23,912)
Net (gain) loss on interest rate swaps	(8,420)	3,756
Write-off of deferred financing costs	2,578	—
Deferred income taxes	40,989	33,949
Stock compensation charge	2,977	2,056
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(6,760)	4,175
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(24,235)	(13,598)
Other changes in operating assets and liabilities	(26,274)	(14,926)
Net cash provided by operating activities	142,224	150,388
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(372,576)	(396,006)
Proceeds from sale of equipment, net of selling costs	71,983	64,728
Cash collections on finance lease receivables, net of income earned	19,446	17,037
Other	(268)	91
Net cash (used in) investing activities	(281,415)	(314,150)
Cash flows from financing activities:
Stock options exercised and stock related activity	(304)	283
Financing fees paid under debt facilities	(7,871)	(4,997)
Borrowings under debt facilities	1,290,207	732,404
Payments under debt facilities and capital lease obligations	(1,104,140)	(608,606)
Increase (decrease) in restricted cash	7,277	(2,359)
Common stock dividends paid	(43,528)	(37,532)
Net cash provided by financing activities	141,641	79,193
Net increase (decrease) in unrestricted cash and cash equivalents	$2,450	$(84,569)
Unrestricted cash and cash equivalents, beginning of period	65,843	140,877
Unrestricted cash and cash equivalents, end of period	$68,293	$56,308
Supplemental non-cash investing activities:
Equipment purchases payable	$39,193	$115,965

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
Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. The increase in estimated residual values resulted in a decrease in depreciation expense of $5.0 million ($3.2 million after tax or $0.09 per fully diluted share) for the three months ended June 30, 2013 and $9.9 million ($6.4 million after tax or $0.19 per fully diluted share) for the six months ended June 30, 2013. Also effective October 1, 2012, the Company revised the estimated depreciation start date used in its leasing equipment depreciation policy. Under the Company's revised estimate, depreciation on leasing equipment begins on the date of initial on-hire.
C.    Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-2 ("ASU 2013-2"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires the presentation, in one place, of information about reclassifications out of accumulated other comprehensive income. Additionally, ASU 2013-2 requires the presentation of reclassifications out of accumulated other comprehensive income by component for periods in which changes in accumulated other comprehensive income balances are presented. The Company has adopted ASU 2013-2 effective January 1, 2013. The Company's adoption of ASU 2013-2 had no impact on the Company's consolidated financial statements as it is disclosure-only in nature.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of June 30, 2013 and December 31, 2012.
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

	June 30, 2013	December 31, 2012
Liabilities
Debt—carrying value	$2,790,022	$2,604,015
Debt—estimated fair value	$2,780,426	$2,701,668
The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends
The Company paid the following quarterly dividends during the six months ended June 30, 2013 and 2012 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
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
The Company recognized compensation costs in administrative expenses related to the vesting of restricted shares granted in 2011, 2012 and 2013 under the Company's stock based compensation plans of compensation costs of $1.1 million and $0.8 million during the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $2.1 million during the six months ended June 30, 2013 and 2012, respectively.
Total unrecognized compensation cost of approximately $7.4 million as of June 30, 2013 related to restricted shares granted during 2011, 2012 and 2013 will be recognized over the remaining weighted average vesting period of approximately 2.1 years.
During the six months ended June 30, 2013, plan participants exercised 30,150 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 19,959 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price, and in certain instances withholding taxes related to activity under the Company's stock compensation plans.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	11,767	—	11,767
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	1,185	—	1,185
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,002	—	1,002
Foreign currency translation adjustment	—	(345)	(345)
Other comprehensive income (loss)	13,954	(345)	13,609
Balance as of June 30, 2013	$6,473	$(1,294)	$5,179

The following table presents reclassifications out of Accumulated other comprehensive income (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Realized loss on interest rate swap agreements, designated as cash flow hedges	$1,832	$1,832	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	765	1,548	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	2,597	3,380	Income before income taxes
Income tax (benefit)	(919)	(1,193)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income (loss)	$1,678	$2,187	Net income
Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2013	December 31, 2012
Gross finance lease receivables	$178,901	$152,321
Allowance on gross finance lease receivables	(1,055)	(897)
Gross finance lease receivables, net of allowance	177,846	151,424
Unearned income	(34,484)	(29,491)
Net investment in finance leases	$143,362	$121,933
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	June 30, 2013	December 31, 2012
Tier 1	$143,985	$109,883
Tier 2	34,916	42,438
Tier 3	—	—
Gross finance lease receivables	$178,901	$152,321
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2013, approximately $0.2 million of the Company's Tier 1 gross finance lease receivables and $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of June 30, 2013, none of the Company's gross finance lease receivables were in non-accrual status. The Company recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended
June 30, 2013	$897	$158	$—	$1,055
June 30, 2012	$1,073	$(94)	$(1)	$978
_______________________________________________________________________________

(a)	Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt
Debt consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Asset backed securitization (ABS) term notes	$1,297,120	$1,343,826
Term loan facilities	804,566	698,570
Asset backed warehouse facility	52,000	355,000
Revolving credit facilities	515,000	75,000
Capital lease obligations	121,336	131,619
Total Debt	$2,790,022	$2,604,015
As of June 30, 2013, the Company had $1,270.9 million of debt outstanding on facilities with fixed interest rates and $1,519.1 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2013, the Company had interest rate swaps in place with a net notional amount of $927.9 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2013, was in compliance with all such covenants.
Asset Backed Securitization Term Notes
In May 2013, the Company prepaid all of the outstanding principal balance on certain fixed rate secured notes issued under the Asset Backed Securitization ("ABS") facilities in the amount of $190.0 million. Also in May 2013, the Company entered into an amendment to revise the optional prepayment date for certain other fixed rate secured notes issued under the ABS facilities from July 2013 to July 2015, and to reduce the interest rate on the notes from 5.50% to 3.25%.
In February 2013, the Company issued $253 million of Class A fixed rate secured notes and $18.8 million of Class B fixed rate secured notes under the ABS facilities.
Asset Backed Warehouse Facility
In April 2013, the Company decreased the size of its asset backed warehouse facility from $600.0 million to $550.0 million.
Revolving Credit Facilities
In March 2013, the Company entered into a $450 million senior secured revolving credit facility.

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
As of June 30, 2013, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$927.9 Million	1.44%	6.3 years
_______________________________________________________________________________

(1)
As of June 30, 2013, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,252.9 million of pay-fixed rate/receive-floating rate agreements and $325.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

During the six months ended June 30, 2013, the Company terminated pay-fixed rate/receive-floating rate interest rate swap agreements with an aggregate notional amount of $654.3 million and entered into new pay-fixed rate/receive-floating rate agreements with lower fixed interest rates, longer maturities and an aggregate notional amount of $850.0 million. The Company designated these interest rate swap agreements as cash flow hedges at their inception. There was no material ineffectiveness associated with these cash flow hedges in the period from designation through June 30, 2013. The Company made net payments of $24.2 million to its interest rate swap counterparties related to the termination of those agreements. As the terminated interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of net income.
The Company recognized amortization of accumulated other comprehensive income (loss) attributable to losses on terminated interest rate swap agreements that had been designated as cash flow hedges in interest and debt expense of $0.8 million for the three months ended June 30, 2013 and 2012, and $1.5 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the unamortized pre-tax balance in accumulated other comprehensive income (loss) attributable to designated interest rate swap agreements and losses on terminated interest rate swap agreements that had been designated as cash flow hedges was $10.0 million, of which approximately $12.5 million is expected to be amortized to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive income (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)
Foreign Currency Exchange Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 1.4 million Euros and receive approximately $2.1 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of income in administrative expenses.
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
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$20.5	Fair value of derivative instruments	$—	Fair value of derivative instruments	$0.5	Fair value of derivative instruments	$—
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.5	Fair value of derivative instruments	1.4	Fair value of derivative instruments	1.1	Fair value of derivative instruments	34.6
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.3	Fair value of derivative instruments	0.5	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$21.3		$1.9		$1.6		$34.6

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss on Derivative Instruments
		2013	2012	2013	2012
Realized loss on interest rate swap agreements	Interest expense	$2.9	$6.1	$6.0	$12.8
Unrealized (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	(22.5)	—	(20.0)	—
Net (gain) loss on interest rate swaps, not designated	Net (gain) loss on interest rate swaps	(5.3)	6.7	(8.4)	3.8
Foreign exchange agreements, not designated	Administrative expenses	0.2	(0.1)	0.2	—

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments:

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$137,264	$34,698	$171,962	$126,771	$23,252	$150,023
Equipment trading expenses	—	27,494	27,494	—	19,031	19,031
Depreciation and amortization expense	49,373	459	49,832	46,202	967	47,169
Net (gain) on sale of leasing equipment	(8,026)	—	(8,026)	(13,152)	—	(13,152)
Interest and debt expense	27,643	660	28,303	27,287	786	28,073
Income before income taxes(1)	50,216	5,726	55,942	49,752	2,179	51,931
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net gains and losses on interest rate swaps of $5.3 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively, and the write-off of deferred financing costs of $2.6 million for the three months ended June 30, 2013.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

	Six Months Ended June 30,
	2013			2012
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$272,159	$55,878	$328,037	$248,576	$39,779	$288,355
Equipment trading expenses	—	43,105	43,105	—	31,594	31,594
Depreciation and amortization expense	97,954	1,195	99,149	90,372	2,002	92,374
Net (gain) on sale of leasing equipment	(18,287)	—	(18,287)	(23,912)	—	(23,912)
Interest and debt expense	55,803	1,383	57,186	53,068	1,630	54,698
Income before income taxes(1)	101,218	9,465	110,683	95,921	4,008	99,929
Equipment held for sale at June 30	24,308	14,754	39,062	14,460	17,284	31,744
Goodwill at June 30	70,898	1,000	71,898	70,898	1,000	71,898
Total assets at June 30	3,796,077	69,441	3,865,518	3,362,345	66,828	3,429,173
Purchases of leasing equipment and investments in finance leases(2)	361,110	11,466	372,576	393,951	2,055	396,006
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net gains and losses on interest rate swaps of $8.4 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively, and the write-off of deferred financing costs of $2.6 million for the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues:
United States of America	$10,348	$13,581	$21,202	$23,390
Asia	81,796	65,621	150,180	125,269
Europe	68,649	62,240	136,594	123,031
Other International	11,169	8,581	20,061	16,665
Total	$171,962	$150,023	$328,037	$288,355
As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At June 30, 2013, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of June 30, 2013.
Purchase Commitments
At June 30, 2013, commitments for capital expenditures totaled approximately $92.4 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and six months ended June 30, 2013 and 2012 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2013 and the year ended December 31, 2012. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On July 23, 2013, the Company's Board of Directors approved and declared a $0.68 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 24, 2013 to shareholders of record at the close of business on September 3, 2013.
Debt
Asset Backed Warehouse Facility
In July 2013, the Company renewed its $550 million asset backed warehouse facility. Under the renewed facility, the credit limit may be increased to $650 million or greater under certain circumstances and the period in which funds are available on a revolving basis has been extended to July 2, 2015, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of July 2, 2019. The term notes amortize on a level basis over the four year term period to 60% of the outstanding balance.

The interest rate on the asset backed warehouse facility is LIBOR plus 1.95% during the two year revolving period and will increase to LIBOR plus 2.95% for the term period. The advance rate is increased to 81%. The facility contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. The proceeds will be used to finance the acquisition of equipment and for other general corporate purposes.

Asset Backed Securitization Term Notes
In July 2013, TAL Advantage I LLC, an indirect wholly owned subsidiary of the Company, entered into a Fourth Supplemental Indenture to the Amended and Restated Indenture dated April 12, 2006 to reduce the minimum Asset Base from $400 million to $50 million thereby continuing the scheduled amortization in accordance with the agreement at the current advance rate.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2013, our total fleet consisted of 1,238,403 containers and chassis, including 21,023 containers under management for third parties, representing 2,030,521 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of June 30, 2013. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2013, our twenty largest customers accounted for 81.4% of our leasing revenues, our five largest customers accounted for 50% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16.7% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	June 30, 2013			December 31, 2012			June 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,044,302	19,343	1,063,645	1,000,612	21,030	1,021,642	915,303	23,164	938,467
Refrigerated	60,125	84	60,209	57,124	105	57,229	57,531	141	57,672
Special	54,718	1,596	56,314	55,485	1,713	57,198	46,373	1,856	48,229
Tank	7,004	—	7,004	6,608	—	6,608	6,388	—	6,388
Chassis	13,377	—	13,377	13,146	—	13,146	12,968	—	12,968
Equipment leasing fleet	1,179,526	21,023	1,200,549	1,132,975	22,848	1,155,823	1,038,563	25,161	1,063,724
Equipment trading fleet	37,854	—	37,854	45,860	—	45,860	40,104	—	40,104
Total	1,217,380	21,023	1,238,403	1,178,835	22,848	1,201,683	1,078,667	25,161	1,103,828
Percentage	98.3%	1.7%	100.0%	98.1%	1.9%	100.0%	97.7%	2.3%	100.0%

	Equipment Fleet in TEUs
	June 30, 2013			December 31, 2012			June 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,685,545	34,543	1,720,088	1,607,232	37,796	1,645,028	1,454,261	41,932	1,496,193
Refrigerated	115,354	149	115,503	109,316	186	109,502	109,867	251	110,118
Special	98,285	2,702	100,987	98,888	2,883	101,771	82,701	3,120	85,821
Tank	7,004	—	7,004	6,608	—	6,608	6,388	—	6,388
Chassis	23,826	—	23,826	23,432	—	23,432	23,116	—	23,116
Equipment leasing fleet	1,930,014	37,394	1,967,408	1,845,476	40,865	1,886,341	1,676,333	45,303	1,721,636
Equipment trading fleet	63,113	—	63,113	71,435	—	71,435	65,031	—	65,031
Total	1,993,127	37,394	2,030,521	1,916,911	40,865	1,957,776	1,741,364	45,303	1,786,667
Percentage	98.2%	1.8%	100.0%	97.9%	2.1%	100.0%	97.5%	2.5%	100.0%

	Equipment Fleet in CEUs
	June 30, 2013			December 31, 2012			June 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,480,808	33,765	2,514,573	2,367,636	36,880	2,404,516	2,201,779	40,940	2,242,719
Percentage	98.7%	1.3%	100.0%	98.5%	1.5%	100.0%	98.2%	1.8%	100.0%
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
We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers domestically. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

The percentage of our equipment fleet by equipment type as of June 30, 2013 and the percentage of our leasing revenues by equipment type for the six months ended June 30, 2013 are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenues
Dry	85.9%	64.6%
Refrigerated	4.9	20.9
Special	4.5	7.3
Tank	0.5	3.1
Chassis	1.1	2.0
Equipment leasing fleet	96.9	97.9
Equipment trading fleet	3.1	2.1
Total	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	June 30, 2013	December 31, 2012	June 30, 2012
Long-term leases	65.3%	67.5%	67.0%
Finance leases	6.9	6.6	7.5
Service leases	20.5	21.0	19.7
Expired long-term leases (units on-hire)	7.3	4.9	5.8
Total	100.0%	100.0%	100.0%
As of June 30, 2013, December 31, 2012 and June 30, 2012, our long-term and finance leases combined had average remaining contract terms of approximately 43 months, 43 months, and 47 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the second quarter of 2013 increased 9.1% from the second quarter of 2012.
Owned fleet size.    As of June 30, 2013, our owned fleet included 2,480,808 CEUs, an increase of 4.8% from December 31, 2012 and 12.7% from June 30, 2012. The increase in our fleet size over the second quarter of 2012 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions during 2012 and first half of 2013.
Global containerized trade volumes are expected to be moderately positive in 2013 though below earlier expectations. Alphaliner is currently forecasting growth of 4.2% down from their January estimate of 5.5%. Global containerized trade volumes continue to be impacted by weak economic activity in major developed economies, and most of the growth in global trade volumes continues to be driven by growth in regional and north-south trades. While still positive, economic growth in many developing markets has been lower than expected this year, limiting the ability of regional trades to make up for the expected weak performance on the main Asia to Europe and Asia to North America trades. Leasing demand continues to benefit from our customers' increased reliance on leased containers, allowing us to grow our fleet more rapidly than the growth in global trade, since many of our customers remain cautious about purchasing large numbers of containers directly due to their weak operating results. However, the extra boost provided by an increased reliance on leasing is more limited in 2013 than it has been over the last few years as several of our customers have increased their direct purchases of containers this year to take advantage of lower new container prices. As of July 24, 2013, we have purchased over $470 million of containers through new orders and sale-leaseback transactions, with approximately 70% (together with our beginning factory inventory as of January 1st) on hire or committed to lease. Our investment pace in new containers for the remainder of 2013 is expected to be slower in the second half of the year, since the timing of deliveries is now past the summer peak season. However, the timing and size of sale-leaseback transactions is difficult to predict.
Utilization.    Our average utilization was 97.5% during the second quarter of 2013, down slightly from 97.8% in the second quarter of 2012. The global supply of containers continues to be fairly tight relative to cargo volumes and container demand, and we generally expect our utilization to remain at a high level while this situation lasts. Over time, we expect that our utilization will gradually moderate as the global supply and demand for containers returns to greater balance.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Average Utilization	97.5%	97.7%	97.7%	97.7%	97.8%

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Ending Utilization	97.5%	97.6%	97.9%	97.4%	97.6%
_______________________________________________________________________________

(1)Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs)
excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates for our dry container product line decreased by 3.5% in the second quarter of 2013 compared to the second quarter of 2012. This decrease was mainly the result of the completion of several large sale-leaseback transactions for older dry containers in the second half of 2012. These older containers were purchased for prices well below the current cost of new containers, and the leaseback rates are substantially below our current portfolio average. Excluding the effects of these sale-leaseback transactions, average lease rates on our dry container product line decreased by 0.8% in the second quarter of 2013 compared to the same period of 2012. Lower new container prices and widespread availability of attractively priced financing for container leasing companies continue to pressure market lease rates, and market lease rates for dry containers are currently below our portfolio average. Because of this, we expect our average dry container lease rates to continue to decline in 2013 as new units are picked up on lease.
Average lease rates for refrigerated containers were 3.3% lower in 2013 compared to 2012. Our average lease rates for refrigerated containers were negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing for container leasing companies.
The average lease rates for special containers were approximately 5.1% lower in 2013 compared to 2012 mainly due to a large sale-leaseback transaction for older special containers completed late in the fourth quarter of 2012. We purchased these older containers for prices well below the current cost of new containers, and the leaseback rate is substantially below our current portfolio average. Excluding the effects of this sale-leaseback transaction, average lease rates for our special containers increased by 2% in the second quarter of 2013 compared to the same period of 2012. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During the second quarter of 2013, we recognized a $8.0 million gain on the sale of our used containers compared to a gain of $13.2 million in the second quarter of 2012. In the second quarter of 2013, our gain on sale was negatively impacted by lower average sale prices and the higher cost of equipment sold.
Used container selling prices have decreased approximately 11% from the second quarter 2012, though they remain high compared to historical averages. We expect that used container sale prices will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize. The average book value of containers sold in the second quarter of 2013 was higher than it was in the same period in 2012 since a larger portion of containers sold in the second quarter of 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $2.8 million or 3.7% in the second quarter of 2013 as compared to the second quarter of 2012. TAL purchased a large volume of new containers in 2012 and the first half of 2013, and the average net book value of our revenue earning assets increased by approximately 20% from the second quarter of 2012 to the second quarter of 2013.
Depreciation expense increased $2.6 million or 5.5% in the second quarter 2013 as compared to the second quarter of 2012 mainly due to the net increase in the size of our depreciable fleet. Depreciation expense would have grown by $7.6 million or approximately 16% from the second quarter of 2012 excluding the impact of the increase in residual value estimates made in the fourth quarter of 2012.
Interest expense increased $0.2 million or 0.7% in the second quarter of 2013 as compared to the second quarter of 2012. The increase from the second quarter of 2012 was due to an increase in our average outstanding debt, mostly offset by a decrease in our average effective interest rate. Our average debt balance increased mainly due to new equipment purchases. Our average effective interest rate decreased by 0.94% in the second quarter of 2013 as compared to the second quarter of 2013 mainly due to the issuance of new debt at interest rates lower than those on our existing debt facilities, and the termination of several interest rate swap agreements and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.
Credit performance.    We recorded a $1.3 million provision for doubtful accounts during the second quarter of 2013 related to payment defaults and estimated recovery costs for several small regional shipping lines. While our credit losses represent a small percentage of our leasing revenue, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines reported modest or negative profitability in 2012 and most shipping lines recorded losses in the first quarter of 2013. The freight rates our customers receive for moving cargo generally decreased from the first quarter of 2013 to the second, and we expect our customers' financial performance to deteriorate from the first quarter level. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Our direct operating expenses were $6.2 million in the second quarter of 2013, compared to $6.0 million in the second quarter of 2012. Our direct operating expenses increased during the second quarter of 2013 mainly due to $0.8 million in higher storage costs resulting from slightly lower utilization and an increase in the number of containers held for sale, partially offset by a $0.5 million decrease in repair expense as a result of lower refurbishment costs for certain equipment. The number of containers held for sale increased by 12,559 TEU, or 70.1%, from June 30, 2012 to June 30, 2013 due to higher drop-off volumes generated by sale-leaseback transactions concluded in 2012 and 2013 as well as the ongoing normalization of the supply and demand balance for used containers. Containers designated as held for sale are excluded from our calculation of utilization.
Our administrative expenses were $10.6 million in the second quarter of 2013 compared to $11.1 million in the second quarter of 2012. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. The ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 8.4% in 2012, and 7.6% in the second quarter of 2013.
Dividends
We paid the following quarterly dividends during the six months ended June 30, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2013 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Leasing revenues	$139,456	$127,855	$276,608	$251,034
Equipment trading revenues	31,781	21,308	50,067	35,769
Management fee income	601	820	1,220	1,480
Other revenues	124	40	142	72
Total revenues	171,962	150,023	328,037	288,355
Operating expenses (income):
Equipment trading expenses	27,494	19,031	43,105	31,594
Direct operating expenses	6,218	6,026	12,180	11,607
Administrative expenses	10,614	11,128	22,518	22,234
Depreciation and amortization	49,832	47,169	99,149	92,374
Provision (reversal) for doubtful accounts	1,585	(183)	1,503	(169)
Net (gain) on sale of leasing equipment	(8,026)	(13,152)	(18,287)	(23,912)
Total operating expenses	87,717	70,019	160,168	133,728
Operating income	84,245	80,004	167,869	154,627
Other expenses:
Interest and debt expense	28,303	28,073	57,186	54,698
Write-off of deferred financing costs	2,578	—	2,578	—
Net (gain) loss on interest rate swaps	(5,268)	6,728	(8,420)	3,756
Total other expenses	25,613	34,801	51,344	58,454
Income before income taxes	58,632	45,203	116,525	96,173
Income tax expense	20,756	15,906	41,129	33,949
Net income	$37,876	$29,297	$75,396	$62,224
Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$130,949	$118,764
Fee and ancillary lease revenue	5,355	5,539
Total operating lease revenue	136,304	124,303
Finance lease revenue	3,152	3,552
Total leasing revenues	$139,456	$127,855
Total leasing revenues were $139.5 million in the three months ended June 30, 2013, compared to $127.9 million in the same period in 2012, an increase of $11.6 million, or 9.1%.

Per diem revenue increased by $12.2 million, or 10.3%, compared to the three months ended June 30, 2012. The primary reasons for this increase are as follows:

•
$19.5 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from 1,713,728 CEUs in the second quarter of 2012 to approximately 1,998,038 CEUs in the second quarter of 2013; partially offset by

•
$3.9 million decrease due to lower average per diem rates primarily due to a large number of units placed on hire during 2012 on a sale-leaseback transaction. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average; and

•	$3.3 million decrease due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts, which did not reoccur in 2013.
Fee and ancillary lease revenue decreased by $0.2 million in the three months ended June 30, 2013 compared to the same period in 2012. Although overall drop-off volumes increased in the second quarter of 2013, the average drop-off fee per unit decreased.
Finance lease revenue decreased by $0.4 million in the three months ended June 30, 2013, compared to the same period in 2012, primarily due to a decrease in the average size of our finance lease portfolio. The decreases in finance lease revenue and the average size of our finance lease portfolio were partially offset by units that went on-hire at the end of the second quarter of 2013 on a large finance lease.
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

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Equipment trading revenues	$31,781	$21,308
Equipment trading expenses	(27,494)	(19,031)
Equipment trading margin	$4,287	$2,277
The equipment trading margin increased $2.0 million in the three months ended June 30, 2013 compared to the same period in 2012. The trading margin increased $1.1 million due to higher sales volumes and increased $0.9 million due to higher per unit margins on equipment sold.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $6.2 million in the three months ended June 30, 2013, compared to $6.0 million in the same period in 2012, an increase of $0.2 million primarily driven by a $0.8 million increase in storage costs due to slightly lower utilization and an increase in the sales stack of 12,559 TEU, partially offset by a $0.5 million decrease in repair expense as a result of lower refurbishment costs for certain equipment.
Administrative expenses.    Administrative expenses were $10.6 million in 2013 compared to $11.1 million in 2012, a decrease of $0.5 million or 4.5%, primarily due to lower incentive compensation in the second quarter of 2013, partially offset by increased foreign exchange losses on our Euro and GBP denominated assets and liabilities in the second quarter of 2013.
Depreciation and amortization.    Depreciation and amortization was $49.8 million in the second quarter of 2013, compared to $47.2 million in the second quarter of 2012, an increase of $2.6 million or 5.5%. Depreciation expense increased by $9.5 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.9 million due to equipment becoming fully depreciated and a benefit of $5.0 million, resulting from the change in residual value estimates effective October 1, 2012.
Provision (reversal) for doubtful accounts.    Our provision for doubtful accounts was $1.6 million in the second quarter of 2013, compared to a reversal of $0.2 million in the second quarter of 2012. In the second quarter of 2013, we recorded a $1.3 million provision for doubtful accounts related to payment defaults and estimated recovery costs for several small regional shipping lines.
Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $8.0 million for the three months ended June 30, 2013 compared to $13.2 million in the same period in 2012, a decrease of $5.2 million. The primary reasons for this decrease are as follows:

•	$2.4 million decrease due to lower selling prices;

•
$2.2 million decrease due to the higher cost of equipment sold. The average book value of containers sold in the second quarter of 2013 was higher than it was in the same period in 2012 since a larger portion of containers sold in the second quarter of 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units; and

•	$0.6 million decrease due to lower selling volumes.
Interest and debt expense.    Interest and debt expense was $28.3 million in the second quarter of 2013, compared to $28.1 million in the second quarter of 2012, an increase of $0.2 million. Interest and debt expense increased by $6.7 million due to a higher average debt balance of $2,755.9 million in the second quarter of 2013, compared to $2,222.9 million in the second quarter of 2012. This was mostly offset by a $6.5 million decrease due to a lower effective interest rate of 4.06% in the second quarter of 2013 compared to 5.00% in the second quarter of 2012.
Net (gain) loss on interest rate swaps.    Net gain on interest rate swaps was $5.3 million in the three months ended June 30, 2013, compared to a net loss of $6.7 million in the same period in 2012. The fair value of our interest rate swap agreements increased during the second quarter of 2013 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during the second quarter of 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase during the quarter.
Income tax expense.    Income tax expense was $20.8 million in the three months ended June 30, 2013, compared to $15.9 million in the same period in 2012. The effective tax rates for the three months ended June 30, 2013 and 2012 were 35.4% and 35.2%, respectively.
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
Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$259,666	$231,820
Fee and ancillary lease revenue	10,692	11,964
Total operating lease revenue	270,358	243,784
Finance lease revenue	6,250	7,250
Total leasing revenues	$276,608	$251,034
Total leasing revenues were $276.6 million in the six months ended June 30, 2013, compared to $251.0 million in the same period in 2012, an increase of $25.6 million, or 10.2%.

Per diem revenue increased by $27.8 million, or 12.0%, compared to the six months ended June 30, 2012. The primary reasons for this increase are as follows:

•
$39.7 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from 1,680,247 CEUs in the six months ended June 30, 2012 to 1,981,844 CEUs in the same period of 2013; partially offset by

•
$8.3 million decrease due to lower average per diem rates primarily due to a large number of units placed on hire in 2012 on a sale-leaseback transaction. These older containers were purchased for prices well below the current cost of new containers, and therefore, the leaseback rate is substantially below our current portfolio average; and

•	$3.3 million decrease due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts, which did not reoccur in 2013.
Fee and ancillary lease revenue decreased by $1.3 million in the six months ended June 30, 2013 compared to the same period in 2012. Although overall drop-off volumes increased in the first half of 2013, the average drop-off fee per unit decreased.
Finance lease revenue decreased by $1.0 million in the six months ended June 30, 2013, compared to the same period in 2012, primarily due to a decrease in the average size of our finance lease portfolio. The decreases in finance lease revenue and the average size of our finance lease portfolio were partially offset by units that went on-hire at the end of the second quarter of 2013 on a large finance lease.
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

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Equipment trading revenues	$50,067	$35,769
Equipment trading expenses	(43,105)	(31,594)
Equipment trading margin	$6,962	$4,175
The equipment trading margin increased $2.8 million in the six months ended June 30, 2013 compared to the same period in 2012. The trading margin increased $1.8 million due to higher sales volumes and increased $1.0 million due to higher per unit margins on equipment sold
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $12.2 million in the six months ended June 30, 2013, compared to $11.6 million in the same period in 2012, an increase of $0.6 million primarily driven by a $1.4 million increase in storage costs due to an increase in the number of idle units, partially offset by a $0.6 million decrease in repair expense as a result of lower refurbishment costs for certain equipment.
Administrative expenses.    Administrative expenses were $22.5 million in 2013 compared to $22.2 million in 2012, an increase of $0.3 million or 1.4%, primarily due to increased foreign exchange losses on our Euro and GBP denominated assets and liabilities.
Depreciation and amortization.    Depreciation and amortization was $99.1 million in the six months ended June 30, 2013, compared to $92.4 million in the six months ended June 30, 2012, an increase of $6.7 million or 7.3%. Depreciation expense increased by $19.2 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $2.6 million due to equipment becoming fully depreciated and a benefit of $9.9 million, resulting from the change in residual value estimates effective October 1, 2012.
Provision (reversal) for doubtful accounts.    Our provision for doubtful accounts was $1.5 million in six months ended June 30, 2013, compared to a reversal of $0.2 million in the six months ended June 30, 2012. In the second quarter of 2013, we recorded a $1.3 million provision for doubtful accounts related to payment defaults and estimated recovery costs for a few small regional shipping lines.
Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $18.3 million in the six months ended June 30, 2013 compared to $23.9 million in the same period in the six months ended June 30, 2012, a decrease of $5.6 million. The primary reasons for this decrease are as follows:

•	$4.9 million decrease due to lower selling prices;

•
$2.7 million decrease due to the higher cost of equipment sold. The average book value of containers sold in 2013 was higher than it was in the same period in 2012 since a larger portion of containers sold in 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units; partially offset by

•
$1.8 million increase due to larger gains resulting from payments by customers for lost units. In the first quarter of 2013, one of our customers declared an unusually large number of units as lost; and

•	$0.2 million increase due to higher disposal volumes.
Interest and debt expense.    Interest and debt expense was $57.2 million in the six months ended June 30, 2013, compared to $54.7 million in the six months ended June 30, 2012, an increase of $2.5 million. Interest and debt expense increased by $12.8 million due to a higher average debt balance of $2,708.8 million in the six months ended June 30, 2013, compared to $2,196.3 million in the six months ended June 30, 2012. This was mostly offset by a $10.3 million decrease due to a lower effective interest rate of 4.20% in the six months ended June 30, 2013 compared to 4.93% for the same period in 2012.
Net (gain) loss on interest rate swaps    Net gain on interest rate swaps was $8.4 million in the six months ended June 30, 2013, compared to a loss of $3.8 million in the same period in 2012. The fair value of our interest rate swap agreements increased during the six months ended June 30, 2013 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase.
Income tax expense.    Income tax expense was $41.1 million in the six months ended June 30, 2013, compared to $33.9 million in the same period in 2012. The effective tax rates for the six months ended June 30, 2013 and 2012 were 35.3%.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2,012	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$50,216	$49,752	0.9%	$101,218	$95,921	5.5%
Equipment trading segment	$5,726	$2,179	162.8%	$9,465	$4,008	136.2%

_______________________________________________________________________________

(1)
Income before income taxes excludes net gains and losses on interest rate swaps of $5.3 million and $6.7 million in the three months ended June 30, 2013 and 2012, respectively, and the write-off of deferred financing costs of $2.6 million in the three months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, income before income taxes excludes net gains and losses on interest rate swaps of $8.4 million and $3.8 million, respectively, and the write-off of deferred financing costs of $2.6 million in the six months ended June 30, 2013.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $50.2 million in the three months ended June 30, 2013 compared to $49.8 million in the same period in 2012, an increase of $0.4 million. Leasing revenue increased by $10.6 million mainly due to continued growth in our container fleet, and this was partially offset by a $3.5 million increase in ownership costs (depreciation and interest expense) due to the growth in our container fleet, a $5.2 million decrease in used container disposal gains, and a $1.3 million provision for doubtful accounts we recorded in the second quarter of 2013 related to payment defaults and estimated recovery costs for several small regional shipping lines.
Income before income taxes for the Equipment leasing segment was $101.2 million in the six months ended June 30, 2013 compared to $95.9 million in the same period in 2012, an increase of $5.3 million. Leasing revenue increased by $23.8 million mainly due to continued growth in our container fleet, and this was partially offset by a $10.4 million increase in ownership costs (depreciation and interest expense) due to the growth in our container fleet, a $5.6 million decrease in used container disposal gains, and a $1.3 million provision for doubtful accounts we recorded in the second quarter of 2013 related to payment defaults and estimated recovery costs for several small regional shipping lines.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $5.7 million in the three months ended June 30, 2013, compared to $2.2 million in the same period in 2012, an increase of $3.5 million. This increase was primarily due to an increase in the equipment trading margin resulting primarily from higher sales volumes and higher per unit margins on equipment sold.

Income before income taxes for the Equipment trading segment was $9.5 million in the six months ended June 30, 2013, compared to $4.0 million in the same period in 2012, an increase of $5.5 million. This increase was primarily due to an increase in the equipment trading margin resulting primarily from higher sales volumes and higher per unit margins on equipment sold.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended June 30, 2013, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $480.4 million. In addition, as of June 30, 2013 we had $68.3 million of unrestricted cash and $533.0 million of additional borrowing capacity under our current credit facilities. During the six months ended June 30, 2013, we issued $272 million of fixed rate secured term notes under the ABS facilities. We also increased the current maximum borrowing level under the revolving credit facilities from $100 million to $550 million.
As of June 30, 2013, major committed cash outflows in the next 12 months include $364.0 million of scheduled principal payments on our existing debt facilities and $131.6 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At June 30, 2013, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,297.1	$1,297.1
Term loan facilities	804.6	804.6
Asset backed warehouse facility	52.0	550.0
Revolving credit facilities	515.0	550.0
Capital lease obligations	121.3	121.3
Total Debt	$2,790.0	$3,323.0
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of June 30, 2013, we had $1,270.9 million of debt outstanding on facilities with fixed interest rates and $1,519.1 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2013, we had interest rate swaps in place with a net notional amount of $927.9 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of June 30, 2013, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of June 30, 2013, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.51
TAL Advantage I, LLC	1.10	3.26
TAL Advantage II, LLC	1.10	1.94
TAL Advantage III, LLC	1.30	2.25
TAL Advantage IV, LLC	1.10	2.17
TAL Advantage V, LLC	1.10	*
_______________________________________________________________________________
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of June 30, 2013 was $602.0 million. For our revolving credit facility having a maximum borrowing capacity of $450 million, the Minimum TNW is $450 million. As of June 30, 2013, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $909.4 million. As of June 30, 2013, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.12
TAL Advantage I, LLC	4.75	3.12
TAL Advantage II, LLC	4.75	3.12
TAL Advantage III, LLC	4.75	3.12
TAL Advantage IV, LLC	4.75	3.12
TAL Advantage V, LLC	4.75	3.12
As of June 30, 2013, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1,886 million.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$142,224	$150,388
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(372,576)	$(396,006)
Proceeds from sale of equipment, net of selling costs	71,983	64,728
Cash collections on finance lease receivables, net of income earned	19,446	17,037
Other	(268)	91
Net cash (used in) investing activities	$(281,415)	$(314,150)
Net cash provided by financing activities	$141,641	$79,193
Operating Activities
Net cash provided by operating activities decreased by $8.2 million to $142.2 million in the six months ended June 30, 2013, compared to $150.4 million in the same period in 2012 primarily due to a $13.4 million increase in accounts receivable related to equipment sales during the six months ended June 30, 2013 and the timing of cash collections. In addition, during the six months ended June 30, 2013 we had net purchases of trading equipment of $6.8 million compared to net sales of $4.2 million in the same period in 2012, and payments of $24.2 million for the termination of certain interest rate swap agreements compared to payments of $13.6 million in the same period in 2012, which collectively resulted in a decrease in net cash provided by operating activities of $21.6 million. Partially offsetting these decreases was a $27.0 million increase in earnings excluding depreciation and income taxes in the six months ended June 30, 2013.
Investing Activities
Net cash used in investing activities decreased by $32.8 million to $281.4 million in the six months ended June 30, 2013 compared to $314.2 million in the same period in 2012. This decrease was primarily due to a net decrease in purchases of leasing equipment and investments in finance lease, and higher proceeds from the sale of equipment due to higher disposal volumes.

Financing Activities
In the six months ended June 30, 2013, we had net cash provided by financing activities of $141.6 million, compared to net cash provided by financing activities of $79.2 million in the same period in 2012, an increase of $62.4 million. This increase was primarily due to an increase in our net borrowings under our various debt facilities of $59.4 million for purchases of equipment.
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
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2013:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2013	2014	2015	2016	2017 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,078.1	$232.9	$432.8	$404.1	$418.6	$1,589.7
Capital lease obligations(2)	136.1	5.8	24.0	39.7	29.9	36.7
Operating leases (mainly facilities)	7.9	0.9	1.5	1.0	0.9	3.6
Purchase obligations:
Equipment purchases payable	39.2	39.2	—	—	—	—
Equipment purchase commitments	92.4	81.6	10.8	—	—	—
Total contractual obligations	$3,353.7	$360.4	$469.1	$444.8	$449.4	$1,630.0
_______________________________________________________________________________
(1)Amounts include actual and estimated interest for floating rate debt based on June 30, 2013 rates and the net effect of our interest rate swaps.
(2)Amounts include interest.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2013, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$927.9 Million	1.44%	6.3 years
During the six months ended June 30, 2013, we designated certain interest rate swap agreements as cash flow hedges at their inception. For the three and six months ended June 30, 2013, we recognized $22.5 million and $20.0 million in accumulated other comprehensive income (loss) related to changes in the fair value of the designated agreements. Prior to March 2013, we typically did not apply hedge accounting for our interest rate swap agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net gains and losses on interest rate swaps in the three and six months ended June 30, 2013 and 2012 as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (gain) loss on interest rate swaps	$(5.3)	$6.7	$(8.4)	$3.8
Since 61% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $4.9 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the six months ended June 30, 2013 and 2012 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.
For the three months ended June 30, 2013 and 2012, we recorded net foreign currency exchange losses of $0.2 million and $0.1 million, respectively, and net foreign currency exchange losses of $0.5 million and $0.2 million for the six months ended June 30, 2013 and 2012. These losses resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.
In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in

April 2015. The fair value of these derivative agreements was $0.3 million as of June 30, 2013, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no repurchases of stock during the three months ended June 30, 2013.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.62*	Amendment No. 1 dated May 3, 2013 to the Series 2010-1 Supplement dated June 28, 2010 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee
4.63*
Omnibus Amendment No. 1 dated July 2, 2013 to the Series 2009-1 Supplement and Series 2009-1 Note Purchase Agreement by and between TAL Advantage III LLC and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto

4.64*	Fourth Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated July 5, 2013 to the Amended and Restated Indenture dated as of April 12, 2006
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS***	XBRL Instance Document
101.SCH***	XBRL Instance Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
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

TAL International Group, Inc.

July 30, 2013	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)