Form 10-Q
period 2013-09-30
TAL International Group, Inc.
filed 2013-10-29
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of October 18, 2013, there were 33,848,464 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and September 30, 2012 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 20, 2013 from which the accompanying December 31, 2012 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $872,180 and $766,898	$3,368,817	$3,249,374
Net investment in finance leases, net of allowances of $1,056 and $897	205,911	121,933
Equipment held for sale	44,523	47,139
Revenue earning assets	3,619,251	3,418,446
Unrestricted cash and cash equivalents	53,036	65,843
Restricted cash	28,476	35,837
Accounts receivable, net of allowances of $950 and $692	77,122	71,363
Goodwill	74,523	71,898
Deferred financing costs	28,534	26,450
Other assets	11,161	9,453
Fair value of derivative instruments	17,948	1,904
Total assets	$3,910,051	$3,701,194
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$38,797	$111,176
Fair value of derivative instruments	3,498	34,633
Accounts payable and other accrued expenses	55,623	64,936
Net deferred income tax liability	336,282	270,459
Debt	2,801,749	2,604,015
Total liabilities	3,235,949	3,085,219
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,860,307 and 36,697,366 shares issued respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	497,737	493,456
Accumulated earnings	211,086	168,447
Accumulated other comprehensive income (loss)	2,777	(8,430)
Total stockholders' equity	674,102	615,975
Total liabilities and stockholders' equity	$3,910,051	$3,701,194

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing revenues:
Operating leases	$139,994	$131,839	$410,352	$375,623
Finance leases	3,868	3,339	10,118	10,589
Total leasing revenues	143,862	135,178	420,470	386,212
Equipment trading revenues	13,984	12,981	64,051	48,750
Management fee income	549	823	1,769	2,303
Other revenues	33	39	175	111
Total revenues	158,428	149,021	486,465	437,376
Operating expenses (income):
Equipment trading expenses	11,977	11,273	55,082	42,867
Direct operating expenses	6,854	6,195	19,034	17,802
Administrative expenses	10,432	10,674	32,950	32,908
Depreciation and amortization	52,321	52,155	151,470	144,529
Provision (reversal) for doubtful accounts	256	(8)	1,759	(177)
Net (gain) on sale of leasing equipment	(4,293)	(11,317)	(22,580)	(35,229)
Total operating expenses	77,547	68,972	237,715	202,700
Operating income	80,881	80,049	248,750	234,676
Other expenses:
Interest and debt expense	27,105	30,390	84,291	85,088
Write-off of deferred financing costs	—	—	2,578	—
Net loss (gain) on interest rate swaps	295	1,286	(8,125)	5,042
Total other expenses	27,400	31,676	78,744	90,130
Income before income taxes	53,481	48,373	170,006	144,546
Income tax expense	18,820	17,220	59,949	51,169
Net income	$34,661	$31,153	$110,057	$93,377
Net income per common share—Basic	$1.04	$0.94	$3.29	$2.81
Net income per common share—Diluted	$1.03	$0.93	$3.27	$2.78
Cash dividends paid per common share	$0.68	$0.60	$1.98	$1.73
Weighted average number of common shares outstanding—Basic	33,486	33,230	33,480	33,213
Dilutive stock options and restricted stock	222	402	194	401
Weighted average number of common shares outstanding—Diluted	33,708	33,632	33,674	33,614

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$34,661	$31,153	$110,057	$93,377
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(1,734), $0, $5,342 and $(625), respectively)	(3,172)	—	9,780	(1,145)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $266, $301, $812 and $871, respectively)	482	549	1,484	1,595
Foreign currency translation adjustment	288	118	(57)	183
Other comprehensive (loss) income, net of tax	(2,402)	667	11,207	633
Comprehensive income	$32,259	$31,820	$121,264	$94,010

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$110,057	$93,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,470	144,529
Amortization of deferred financing costs	5,400	4,234
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	2,296	2,466
Net (gain) on sale of leasing equipment	(22,580)	(35,229)
Net (gain) loss on interest rate swaps	(8,125)	5,042
Write-off of deferred financing costs	2,578	—
Deferred income taxes	59,836	50,964
Stock compensation charge	4,099	2,882
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(5,214)	8,295
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(24,235)	(19,444)
Other changes in operating assets and liabilities	(17,123)	(23,483)
Net cash provided by operating activities	258,459	233,633
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(534,884)	(773,586)
Proceeds from sale of equipment, net of selling costs	106,141	98,886
Cash collections on finance lease receivables, net of income earned	29,083	25,846
Other	—	116
Net cash (used in) investing activities	(399,660)	(648,738)
Cash flows from financing activities:
Stock options exercised and stock related activity	(222)	(27)
Financing fees paid under debt facilities	(10,062)	(7,446)
Borrowings under debt facilities	1,521,207	1,165,404
Payments under debt facilities and capital lease obligations	(1,323,590)	(769,127)
Decrease (increase) in restricted cash	7,361	(4,249)
Common stock dividends paid	(66,300)	(57,479)
Net cash provided by financing activities	128,394	327,076
Net (decrease) in unrestricted cash and cash equivalents	$(12,807)	$(88,029)
Unrestricted cash and cash equivalents, beginning of period	65,843	140,877
Unrestricted cash and cash equivalents, end of period	$53,036	$52,848
Supplemental non-cash investing activities:
Equipment purchases payable	$38,797	$29,771

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
Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. The increase in estimated residual values resulted in a decrease in depreciation expense of $4.7 million ($3.0 million after tax or $0.09 per fully diluted share) for the three months ended September 30, 2013 and $14.6 million ($9.5 million after tax or $0.28 per fully diluted share) for the nine months ended September 30, 2013. Also effective October 1, 2012, the Company revised the estimated depreciation start date used in its leasing equipment depreciation policy. Under the Company's revised estimate, depreciation on leasing equipment begins on the date of initial on-hire.
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
D.    Business Combination
Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing for $11.9 million. Martec Leasing is a worldwide supplier of roll on roll off equipment. Of the total purchase price, the Company preliminarily allocated $8.5 million to Leasing equipment, $0.8 million to Other assets representing the acquisition date fair value of above-market leases, and $2.6 million to Goodwill, in its consolidated balance sheet. The company believes that the acquisition of Martec Leasing compliments our current leasing business by expanding our product types available for our existing customer base.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of September 30, 2013 and December 31, 2012.
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

	September 30, 2013	December 31, 2012
Liabilities
Debt—carrying value	$2,801,749	$2,604,015
Debt—estimated fair value	$2,789,692	$2,701,668
The Company estimated the fair value of its debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2013 and 2012 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
September 4, 2012	September 25, 2012	$20.0 Million	$0.60
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
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
The Company recognized compensation costs in administrative expenses related to the vesting of restricted shares granted in 2011, 2012 and 2013 under the Company's stock based compensation plans of $1.1 million and $0.8 million during the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $2.9 million during the nine months ended September 30, 2013 and 2012, respectively.
Total unrecognized compensation cost of approximately $6.3 million as of September 30, 2013 related to restricted shares granted during 2011, 2012 and 2013 will be recognized over the remaining weighted average vesting period of approximately 1.9 years.
During the nine months ended September 30, 2013, plan participants exercised 34,150 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 16,153 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price, and in certain instances withholding taxes related to activity under the Company's stock compensation plans.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	6,847	—	6,847
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	2,933	—	2,933
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,484	—	1,484
Foreign currency translation adjustment	—	(57)	(57)
Other comprehensive income (loss)	11,264	(57)	11,207
Balance at September 30, 2013	$3,783	$(1,006)	$2,777

The following table presents reclassifications out of Accumulated other comprehensive income (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Realized loss on interest rate swap agreements, designated as cash flow hedges	$2,701	$4,533	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	748	2,296	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	3,449	6,829	Income before income taxes
Income tax (benefit)	(1,219)	(2,412)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income (loss)	$2,230	$4,417	Net income
Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	September 30, 2013	December 31, 2012
Gross finance lease receivables	$255,927	$152,321
Allowance on gross finance lease receivables	(1,056)	(897)
Gross finance lease receivables, net of allowance	254,871	151,424
Unearned income	(48,960)	(29,491)
Net investment in finance leases	$205,911	$121,933
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	September 30, 2013	December 31, 2012
Tier 1	$220,217	$109,883
Tier 2	35,710	42,438
Tier 3	—	—
Gross finance lease receivables	$255,927	$152,321
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of September 30, 2013, approximately $0.4 million of the Company's Tier 1 gross finance lease receivables and $0.2 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of September 30, 2013, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the nine months ended
September 30, 2013	$897	$159	$1,056
September 30, 2012	$1,073	$(152)	$921

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt
Debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Asset backed securitization (ABS) term notes	$1,242,212	$1,343,826
Term loan facilities	780,128	698,570
Asset backed warehouse facility	210,500	355,000
Revolving credit facilities	450,000	75,000
Capital lease obligations	118,909	131,619
Total Debt	$2,801,749	$2,604,015
As of September 30, 2013, the Company had $1,238.4 million of debt outstanding on facilities with fixed interest rates and $1,563.3 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2013, the Company had interest rate swaps in place with a net notional amount of $987.5 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of September 30, 2013, was in compliance with all such covenants.
Asset Backed Securitization Term Notes
In July 2013, TAL Advantage I LLC, an indirect wholly owned subsidiary of the Company, entered into a Fourth Supplemental Indenture to the Amended and Restated Indenture dated April 12, 2006 to reduce the minimum Asset Base from $400 million to $50 million thereby continuing the scheduled amortization in accordance with the agreement at the contractual advance rate.

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

The interest rate on the asset backed warehouse facility is LIBOR plus 1.95% during the two year revolving period and will increase to LIBOR plus 2.95% for the term period. The advance rate was increased to 81%. The facility contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. The proceeds will be used to finance the acquisition of equipment and for other general corporate purposes.

In April 2013, the Company decreased the size of its asset backed warehouse facility from $600.0 million to $550.0 million.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (Continued)
Revolving Credit Facilities
In March 2013, the Company entered into a $450 million senior secured revolving credit facility.

Note 7—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The majority of interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. In limited instances, the Company has also entered into interest rate swap agreements that involve the receipt of fixed rate amounts in exchange for floating rate interest payments. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for the $450 million senior secured revolving credit facility and the amounts payable under certain interest rate swap agreements.
As of September 30, 2013, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$987.5 Million	1.47%	6.0 years
_______________________________________________________________________________

(1)
As of September 30, 2013, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,303.1 million of pay-fixed rate/receive-floating rate agreements and $315.6 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

During the nine months ended September 30, 2013, the Company terminated pay-fixed rate/receive-floating rate interest rate swap agreements with an aggregate notional amount of $654.3 million and entered into new pay-fixed rate/receive-floating rate agreements with lower fixed interest rates, longer maturities and an aggregate notional amount of $910.0 million. The Company designated these interest rate swap agreements as cash flow hedges at their inception. There was no material ineffectiveness associated with these cash flow hedges in the period from designation through September 30, 2013. The Company made net payments of $24.2 million to its interest rate swap counterparties related to the termination of those agreements. As the terminated interest rate swap agreements were non-designated, the entire amount has been previously recognized in the Company's statements of net income.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)
The Company recognized amortization of accumulated other comprehensive income (loss) attributable to losses on terminated interest rate swap agreements that had been designated as cash flow hedges in interest and debt expense of $0.7 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the unamortized pre-tax balance in accumulated other comprehensive income (loss) attributable to designated interest rate swap agreements and losses on terminated interest rate swap agreements that had been designated as cash flow hedges was $5.9 million, of which approximately $13.7 million is expected to be amortized to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive income (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.
Foreign Currency Exchange Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 1.2 million Euros and receive approximately $1.8 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of income in administrative expenses.
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
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$17.5	Fair value of derivative instruments	$—	Fair value of derivative instruments	$2.4	Fair value of derivative instruments	$—
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.2	Fair value of derivative instruments	1.4	Fair value of derivative instruments	1.1	Fair value of derivative instruments	34.6
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.2	Fair value of derivative instruments	0.5	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$17.9		$1.9		$3.5		$34.6

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss on Derivative Instruments
		2013	2012	2013	2012
Realized loss on interest rate swap agreements	Interest expense	$3.0	$5.4	$9.0	$18.2
Unrealized loss (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	4.9	—	(15.1)	1.8
Net (gain) loss on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.3	1.3	(8.1)	5.0
Foreign exchange agreements, not designated	Administrative expenses	0.1	0.1	0.3	0.1
Note 8—Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments:

•	Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•
Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$140,735	$17,693	$158,428	$134,038	$14,983	$149,021
Equipment trading expenses	—	11,977	11,977	—	11,273	11,273
Depreciation and amortization expense	51,958	363	52,321	51,222	933	52,155
Net (gain) on sale of leasing equipment	(4,293)	—	(4,293)	(11,317)	—	(11,317)
Interest and debt expense	26,510	595	27,105	29,655	735	30,390
Income before income taxes(1)	49,320	4,456	53,776	47,801	1,858	49,659
_______________________________________________________________________________

(1)	Segment income before income taxes excludes net losses on interest rate swaps of $0.3 million and $1.3 million for the three months ended September 30, 2013 and 2012.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

	Nine Months Ended September 30,
	2013			2012
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$412,894	$73,571	$486,465	$382,614	$54,762	$437,376
Equipment trading expenses	—	55,082	55,082	—	42,867	42,867
Depreciation and amortization expense	149,912	1,558	151,470	141,594	2,935	144,529
Net (gain) on sale of leasing equipment	(22,580)	—	(22,580)	(35,229)	—	(35,229)
Interest and debt expense	82,313	1,978	84,291	82,723	2,365	85,088
Income before income taxes(1)	150,538	13,921	164,459	143,722	5,866	149,588
Equipment held for sale at September 30	30,065	14,458	44,523	13,870	15,592	29,462
Goodwill at September 30	73,523	1,000	74,523	70,898	1,000	71,898
Total assets at September 30	3,840,716	69,335	3,910,051	3,574,748	66,733	3,641,481
Purchases of leasing equipment and investments in finance leases(2)	520,487	14,397	534,884	767,960	5,626	773,586
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $8.1 million and net losses on interest rate swaps of $5.0 million for the nine months ended September 30, 2013 and 2012, respectively, and the write-off of deferred financing costs of $2.6 million for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues:
United States of America	$9,863	$10,282	$31,065	$33,672
Asia	69,352	62,018	219,531	187,287
Europe	69,972	68,576	206,566	191,607
Other International	9,241	8,145	29,303	24,810
Total	$158,428	$149,021	$486,465	$437,376
As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At September 30, 2013, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of September 30, 2013.
Purchase Commitments
At September 30, 2013, commitments for capital expenditures totaled approximately $182.2 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and nine months ended September 30, 2013 and 2012 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2013 and the year ended December 31, 2012. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On October 22, 2013, the Company's Board of Directors approved and declared a $0.70 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 23, 2013 to shareholders of record at the close of business on December 2, 2013.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2013, our total fleet consisted of 1,257,720 containers and chassis, including 20,226 containers under management for third parties, representing 2,063,585 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of September 30, 2013. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2013, our twenty largest customers accounted for 81.3% of our leasing revenues, our five largest customers accounted for 50.2% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16.7% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	September 30, 2013			December 31, 2012			September 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,064,175	18,611	1,082,786	1,000,612	21,030	1,021,642	997,966	22,022	1,019,988
Refrigerated	59,441	78	59,519	57,124	105	57,229	57,063	117	57,180
Special	55,694	1,537	57,231	55,485	1,713	57,198	47,051	1,782	48,833
Tank	7,717	—	7,717	6,608	—	6,608	6,608	—	6,608
Chassis	13,745	—	13,745	13,146	—	13,146	12,961	—	12,961
Equipment leasing fleet	1,200,772	20,226	1,220,998	1,132,975	22,848	1,155,823	1,121,649	23,921	1,145,570
Equipment trading fleet	36,722	—	36,722	45,860	—	45,860	39,738	—	39,738
Total	1,237,494	20,226	1,257,720	1,178,835	22,848	1,201,683	1,161,387	23,921	1,185,308
Percentage	98.4%	1.6%	100.0%	98.1%	1.9%	100.0%	98.0%	2.0%	100.0%

	Equipment Fleet in TEUs
	September 30, 2013			December 31, 2012			September 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,719,825	33,124	1,752,949	1,607,232	37,796	1,645,028	1,603,069	39,726	1,642,795
Refrigerated	113,984	138	114,122	109,316	186	109,502	109,054	206	109,260
Special	100,146	2,600	102,746	98,888	2,883	101,771	84,081	2,994	87,075
Tank	7,717	—	7,717	6,608	—	6,608	6,608	—	6,608
Chassis	24,526	—	24,526	23,432	—	23,432	23,105	—	23,105
Equipment leasing fleet	1,966,198	35,862	2,002,060	1,845,476	40,865	1,886,341	1,825,917	42,926	1,868,843
Equipment trading fleet	61,525	—	61,525	71,435	—	71,435	64,058	—	64,058
Total	2,027,723	35,862	2,063,585	1,916,911	40,865	1,957,776	1,889,975	42,926	1,932,901
Percentage	98.3%	1.7%	100.0%	97.9%	2.1%	100.0%	97.8%	2.2%	100.0%

	Equipment Fleet in CEUs
	September 30, 2013			December 31, 2012			September 30, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,523,960	32,396	2,556,356	2,367,636	36,880	2,404,516	2,330,486	38,725	2,369,211
Percentage	98.7%	1.3%	100.0%	98.5%	1.5%	100.0%	98.4%	1.6%	100.0%
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

The percentage of our equipment fleet by equipment type as of September 30, 2013 and the percentage of our leasing revenues by equipment type for the nine months ended September 30, 2013 are as follows:

Equipment Type	Percent of total fleet units	Percent of leasing revenues
Dry	86.0%	64.5%
Refrigerated	4.7	20.6
Special	4.6	7.4
Tank	0.6	3.1
Chassis	1.1	2.1
Equipment leasing fleet	97.0	97.7
Equipment trading fleet	3.0	2.3
Total	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	September 30, 2013	December 31, 2012	September 30, 2012
Long-term leases	69.3%	67.5%	66.5%
Finance leases	7.6	6.6	7.0
Service leases	17.4	21.0	21.0
Expired long-term leases (units on-hire)	5.7	4.9	5.5
Total	100.0%	100.0%	100.0%
As of September 30, 2013, December 31, 2012 and September 30, 2012, our long-term and finance leases combined had average remaining contract terms of approximately 42 months, 43 months, and 45 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the third quarter of 2013 increased 6.4% from the third quarter of 2012.
Owned fleet size.    As of September 30, 2013, our owned fleet included 2,523,960 CEUs, an increase of 6.6% from December 31, 2012 and 8.3% from September 30, 2012. The increase in our fleet size over the third quarter of 2012 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions during 2012 and first half of 2013.
Growth in global containerized trade volumes is currently projected by Alphaliner to be around 3.5% for 2013, down from their initial expectation for 5-6% growth at the beginning of the year. Global containerized trade volumes continue to be impacted by weak economic activity in major developed economies, and growth in the main East-West trades, Asia to Europe and Asia to North America, remains limited. Growth in regional and north-south trades remains solid, but still not sufficient to make up for disappointing trade volumes on the major trade lanes.
Leasing demand continues to benefit from our customers' increased reliance on leased containers, though this benefit is more limited in 2013 than it was over the last few years. Several of our customers increased their direct purchases of containers this year to take advantage of lower new container prices and low financing costs. As of October 23, 2013, we have purchased over $620 million of containers through new orders and sale-leaseback transactions, with approximately 70% (together with our beginning factory inventory as of January 1st) on hire or committed to lease.
Utilization.    Our average utilization was 97.3% during the third quarter of 2013, down slightly from 97.7% in the third quarter of 2012. Our utilization remains historically high due to the relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. We expect dry container re-deliveries to increase for seasonal reasons in the fourth quarter, and expect our utilization to continue to gradually decrease as the global supply/demand balance for containers continues to normalize.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Average Utilization	97.3%	97.5%	97.7%	97.7%	97.7%

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Ending Utilization	97.0%	97.5%	97.6%	97.9%	97.4%
_______________________________________________________________________________

(1)Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs)
excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates for our dry container product line decreased by 1.5% in the third quarter of 2013 compared to the third quarter of 2012, excluding the impact of sale-leaseback transactions. Lower new container prices and widespread availability of attractively priced financing for container leasing companies continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average.
Average lease rates for refrigerated containers were 3.2% lower in 2013 compared to 2012, excluding the impact of sale-leaseback transactions. For several years, our average lease rates for refrigerated containers have been negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing for container leasing companies.

The average lease rates for special containers were approximately 3.8% higher in the third quarter of 2013 compared to the third quarter of 2012, excluding the impact of sale-leaseback transactions. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During the third quarter of 2013, we recognized a $4.3 million gain on the sale of our used containers compared to a gain of $11.3 million in the third quarter of 2012. In the third quarter of 2013, our gain on sale was negatively impacted by lower average sale prices and the higher cost of equipment sold. Used container selling prices have decreased approximately 5% from the second quarter 2013 and approximately 15% from the third quarter 2012 as leasing companies and shipping lines have increased disposal volumes in response to the gradual normalization of the container supply/demand balance. We expect used container selling prices will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals has also been negatively impacted by a decrease in the disposal volume of original TAL dry containers. Current used dry container sale prices remain well above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have a limited amount of original TAL dry containers currently available for sale. We have supplemented our original TAL container fleet with the purchase of older containers through more recent sale-leaseback transactions, but we have typically purchased these containers at higher prices for sale in the near term due to the current strong disposal market conditions, resulting in lower per unit disposal gains from our sale-leaseback containers.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, decreased by $3.2 million or 3.9% in the third quarter of 2013 as compared to the third quarter of 2012. This compares to a 9% increase in the average net book value of our revenue earning assets.
Depreciation expense increased $0.1 million or 0.2% in the third quarter 2013 as compared to the third quarter of 2012 as the depreciation benefit caused by the increase in our residual value estimates implemented in the fourth quarter of 2012 largely offset the increase in depreciation expense caused by the growth in our container fleet. Depreciation expense would have grown by $4.8 million or approximately 9% from the third quarter of 2012 excluding the impact of the increase in residual value estimates made in the fourth quarter of 2012.
Interest expense decreased $3.3 million or 10.9% in the third quarter of 2013 as compared to the third quarter of 2012. The decrease was due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt mainly due to new equipment purchases. Our average effective interest rate decreased to 3.80% in the third quarter of 2013 as compared to 4.78% in the third quarter of 2012 reflecting the issuance of new debt at interest rates lower than those on our existing debt facilities, and the termination of several interest rate swap agreements and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.
Credit performance.     We recorded a $0.3 million provision for doubtful accounts during the third quarter of 2013. While our credit performance was strong during the third quarter of 2013, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines reported modest or negative profitability in 2012 and most shipping lines recorded losses in the first half of 2013. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Our direct operating expenses were $6.9 million in the third quarter of 2013, compared to $6.2 million in the third quarter of 2012. Our direct operating expenses increased during the third quarter of 2013 mainly due to higher storage costs resulting from slightly lower utilization and an increase in the number of containers held for sale. The number of containers held for sale increased by 20,903 TEU, or 129.2%, from September 30, 2012 to September 30, 2013 due to higher drop-off volumes generated by sale-leaseback transactions concluded in 2012 and 2013 as well as the ongoing normalization of the supply and demand balance for used containers. Containers designated as held for sale are excluded from our calculation of utilization.
Our administrative expenses were $10.4 million in the third quarter of 2013 compared to $10.7 million in the third quarter of 2012. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. The ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 8.4% in 2012, and 7.8% in the first nine months of 2013.

Dividends
We paid the following quarterly dividends during the nine months ended September 30, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
September 4, 2012	September 25, 2012	$20.0 Million	$0.60
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Leasing revenues	$143,862	$135,178	$420,470	$386,212
Equipment trading revenues	13,984	12,981	64,051	48,750
Management fee income	549	823	1,769	2,303
Other revenues	33	39	175	111
Total revenues	158,428	149,021	486,465	437,376
Operating expenses (income):
Equipment trading expenses	11,977	11,273	55,082	42,867
Direct operating expenses	6,854	6,195	19,034	17,802
Administrative expenses	10,432	10,674	32,950	32,908
Depreciation and amortization	52,321	52,155	151,470	144,529
Provision (reversal) for doubtful accounts	256	(8)	1,759	(177)
Net (gain) on sale of leasing equipment	(4,293)	(11,317)	(22,580)	(35,229)
Total operating expenses	77,547	68,972	237,715	202,700
Operating income	80,881	80,049	248,750	234,676
Other expenses:
Interest and debt expense	27,105	30,390	84,291	85,088
Write-off of deferred financing costs	—	—	2,578	—
Net loss (gain) on interest rate swaps	295	1,286	(8,125)	5,042
Total other expenses	27,400	31,676	78,744	90,130
Income before income taxes	53,481	48,373	170,006	144,546
Income tax expense	18,820	17,220	59,949	51,169
Net income	$34,661	$31,153	$110,057	$93,377
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$133,721	$126,455
Fee and ancillary lease revenue	6,273	5,384
Total operating lease revenue	139,994	131,839
Finance lease revenue	3,868	3,339
Total leasing revenues	$143,862	$135,178
Total leasing revenues were $143.9 million in the three months ended September 30, 2013, compared to $135.2 million in the same period in 2012, an increase of $8.7 million, or 6.4%.

Per diem revenue increased by $7.3 million, or 5.8%, compared to the three months ended September 30, 2012. The primary reasons for this increase are as follows:

•
$9.2 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from 1,883,192 CEUs in the third quarter of 2012 to 2,025,102 CEUs in the third quarter of 2013; partially offset by

•	$1.9 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $0.9 million in the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily due to higher overall drop-off volumes in the third quarter of 2013.
Finance lease revenue increased by $0.5 million in the three months ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in the average size of our finance lease portfolio.
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

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Equipment trading revenues	$13,984	$12,981
Equipment trading expenses	(11,977)	(11,273)
Equipment trading margin	$2,007	$1,708
The equipment trading margin increased $0.3 million in the three months ended September 30, 2013 compared to the same period in 2012 due to an increase of $0.7 million due to higher sales volumes, partially offset by a decrease of $0.4 million due to lower per unit margins on equipment sold resulting from lower selling prices.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $6.9 million in the three months ended September 30, 2013, compared to $6.2 million in the same period in 2012, an increase of $0.7 million primarily due to higher storage costs due to slightly lower utilization and an increase in idle containers. The number of containers held for sale increased by 20,903 TEU from September 30, 2012 to September 30, 2013.
Administrative expenses.    Administrative expenses were $10.4 million in the third quarter of 2013 compared to $10.7 million in the same period in 2012, a decrease of $0.3 million or 2.8%, primarily due to lower incentive compensation in the third quarter of 2013.
Depreciation and amortization.    Depreciation and amortization was $52.3 million in the third quarter of 2013, compared to $52.2 million in the third quarter of 2012, an increase of $0.1 million or 0.2%. Depreciation expense increased $6.3 million primarily due to the net increase in the size of our depreciable fleet, mostly offset by a decrease in depreciation expense of $1.5 million due to equipment becoming fully depreciated and a benefit of $4.7 million resulting from the change in residual value estimates effective October 1, 2012.
Provision (reversal) for doubtful accounts.    Our provision for doubtful accounts was $0.3 million in the third quarter of 2013, compared to a small reversal in the third quarter of 2012.
Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $4.3 million for the three months ended September 30, 2013 compared to $11.3 million in the same period in 2012, a decrease of $7.0 million. The primary reasons for this decrease are as follows:

•	$4.9 million decrease due to lower selling prices; and

•
$2.1 million decrease due to a lower volume of higher margin units sold. A larger portion of containers sold in the third quarter of 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units.

Interest and debt expense.    Interest and debt expense was $27.1 million in the third quarter of 2013, compared to $30.4 million in the third quarter of 2012, a decrease of $3.3 million. Interest and debt expense decreased by $6.6 million due to a lower effective interest rate of 3.80% in the third quarter of 2013 compared to 4.78% in the third quarter of 2012. This was partially offset by a $3.3 million increase due to a higher average debt balance of $2,791.0 million in the third quarter of 2013, compared to $2,486.8 million in the third quarter of 2012.
Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.3 million in the three months ended September 30, 2013, compared to a loss of $1.3 million in the same period in 2012. The fair value of our interest rate swap agreements decreased during the third quarter of 2013 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during the third quarter of 2013, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease during the quarter.
Income tax expense.    Income tax expense was $18.8 million in the three months ended September 30, 2013, compared to $17.2 million in the same period in 2012. The effective tax rates for the three months ended September 30, 2013 and 2012 were 35.2% and 35.6%, respectively.
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
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$393,387	$358,275
Fee and ancillary lease revenue	16,965	17,348
Total operating lease revenue	410,352	375,623
Finance lease revenue	10,118	10,589
Total leasing revenues	$420,470	$386,212
Total leasing revenues were $420.5 million in the nine months ended September 30, 2013, compared to $386.2 million in the same period in 2012, an increase of $34.3 million, or 8.9%.
Per diem revenue increased by $35.1 million, or 9.8%, compared to the nine months ended September 30, 2012. The primary reasons for this increase are as follows:

•
$48.9 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from 1,748,389 CEUs in the nine months ended September 30, 2012 to 1,996,422 CEUs in the same period of 2013; partially offset by

•	$10.5 million decrease due to lower average per diem rates; and

•	$3.3 million decrease due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts, which did not reoccur in 2013.

Fee and ancillary lease revenue decreased by $0.4 million in the nine months ended September 30, 2013 compared to the same period in 2012. Although overall drop-off volumes increased during the nine months ended September 30, 2013, the average drop-off fee per unit decreased.
Finance lease revenue decreased by $0.5 million in the nine months ended September 30, 2013, compared to the same period in 2012. The average size of our finance lease portfolio increased by $0.1 million, or 0.1%, but a decrease in our average yield on the portfolio more than offset the increase in size.
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

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Equipment trading revenues	$64,051	$48,750
Equipment trading expenses	(55,082)	(42,867)
Equipment trading margin	$8,969	$5,883
The equipment trading margin increased $3.1 million in the nine months ended September 30, 2013 compared to the same period in 2012. The trading margin increased $2.5 million due to higher sales volumes and increased $0.6 million due to higher per unit margins on equipment sold.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $19.0 million in the nine months ended September 30, 2013, compared to $17.8 million in the same period in 2012, an increase of $1.2 million primarily driven by a $2.6 million increase in storage costs due to an increase in the number of idle units, partially offset by a $0.5 million decrease due to lower repair expense, a $0.6 million decrease in survey and equipment expense due to lower procurement and a $0.4 million decrease due to lower equipment repositioning expense.
Administrative expenses.    Administrative expenses were $33.0 million in the nine months ended September 30, 2013 compared to $32.9 million in the same period in 2012, an increase of $0.1 million or 0.3%.
Depreciation and amortization.    Depreciation and amortization was $151.5 million in the nine months ended September 30, 2013, compared to $144.5 million in the same period in 2012, an increase of $7.0 million or 4.8%. Depreciation expense increased by $24.5 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $2.9 million due to equipment becoming fully depreciated and a benefit of $14.6 million, resulting from the change in residual value estimates effective October 1, 2012.
Provision (reversal) for doubtful accounts.    Our provision for doubtful accounts was $1.8 million for the nine months ended September 30, 2013, compared to a reversal of $0.2 million in the nine months ended September 30, 2012. In the second quarter of 2013, we recorded a $1.3 million provision for doubtful accounts related to payment defaults and estimated recovery costs for a few small regional shipping lines.
Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $22.6 million in the nine months ended September 30, 2013 compared to $35.2 million in the same period in 2012, a decrease of $12.6 million. The primary reasons for this decrease are as follows:

•	$8.8 million decrease due to lower selling prices;

•
$5.6 million decrease due to lower volume of higher margin units sold. A larger portion of containers sold in the nine months ended 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units; and

•	$1.8 million increase due to larger gains resulting from payments by customers for lost units. In the first quarter of 2013, one of our customers declared an unusually large number of units as lost.

Interest and debt expense.    Interest and debt expense was $84.3 million in the nine months ended September 30, 2013, compared to $85.1 million in the nine months ended September 30, 2012, a decrease of $0.8 million. Interest and debt expense decreased by $16.9 million due to a lower effective interest rate of 4.06% in the nine months ended September 30, 2013 compared to 4.88% for the same period in 2012. This was mostly offset by an increase of $16.1 million due to a higher average debt balance of $2,736.2 million in the nine months ended September 30, 2013, compared to $2,293.1 million in the nine months ended September 30, 2012.
Net loss (gain) on interest rate swaps    Net gain on interest rate swaps was $8.1 million in the nine months ended September 30, 2013, compared to a loss of $5.0 million in the same period in 2012. The fair value of our interest rate swap agreements increased during the nine months ended September 30, 2013 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase.
Income tax expense.    Income tax expense was $59.9 million in the nine months ended September 30, 2013, compared to $51.2 million in the same period in 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 35.3% and 35.4%, respectively.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$49,320	$47,801	3.2%	$150,538	$143,722	4.7%
Equipment trading segment	$4,456	$1,858	139.8%	$13,921	$5,866	137.3%

_______________________________________________________________________________

(1)
Income before income taxes excludes net losses on interest rate swaps of $0.3 million and $1.3 million in the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, income before income taxes excludes net gains and losses on interest rate swaps of $8.1 million and $5.0 million, respectively, and the write-off of deferred financing costs of $2.6 million in the nine months ended September 30, 2013.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $49.3 million in the three months ended September 30, 2013 compared to $47.8 million in the same period in 2012, an increase of $1.5 million. This was primarily due to an increase in leasing revenue of $7.0 million mainly due to continued growth in our container fleet and a $2.4 million net decrease in ownership costs (depreciation and interest expense), which was primarily due to a lower effective interest rate on our debt in the three months ended September 30, 2013. These increases were mainly offset by a $7.0 million decrease in used container disposal gains and a $0.6 million increase in direct operating expenses.
Income before income taxes for the Equipment leasing segment was $150.5 million in the nine months ended September 30, 2013 compared to $143.7 million in the same period in 2012, an increase of $6.8 million. Leasing revenue increased by $30.8 million, partially offset by a $12.6 million decrease in used container disposal gains, a $7.9 million increase in ownership costs (depreciation and interest expense) due to the growth in our container fleet, a $1.2 million increase in direct operating expenses and a $1.9 million increase in provision for doubtful accounts mainly due to a $1.3 million provision recorded in the second quarter of 2013 related to payment defaults and estimated recovery costs for several small regional shipping lines.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $4.5 million in the three months ended September 30, 2013, compared to $1.9 million in the same period in 2012, an increase of $2.6 million. This increase was primarily due to a $2.4 million increase in leasing margin (leasing revenue less depreciation and interest) resulting from an increase in units on lease that were purchased for resale that will remain on lease until they are dropped off. There was also an increase of $0.3 million due to an increase in trading margins resulting from greater volume.

Income before income taxes for the Equipment trading segment was $13.9 million in the nine months ended September 30, 2013, compared to $5.9 million in the same period in 2012, an increase of $8.0 million. This increase was due to a $3.1 million increase in the equipment trading margin resulting from higher sales volumes and higher per unit margins on equipment sold. In addition, there was a $5.3 million increase in our leasing margin (leasing revenue less depreciation and interest) resulting from an increase in units on lease that were purchased for resale that will remain on lease until they are dropped off.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended September 30, 2013, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $514.2 million. In addition, as of September 30, 2013 we had $53.0 million of unrestricted cash and $439.5 million of additional borrowing capacity under our current credit facilities. During the nine months ended September 30, 2013, we issued $271.8 million of fixed rate secured term notes under the ABS facilities. We also increased the current maximum borrowing level under the revolving credit facilities from $100 million to $550 million.
As of September 30, 2013, major committed cash outflows in the next 12 months include $352.0 million of scheduled principal payments on our existing debt facilities and $221.0 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At September 30, 2013, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,242.2	$1,242.2
Term loan facilities	780.1	780.1
Asset backed warehouse facility	210.5	550.0
Revolving credit facilities	450.0	550.0
Capital lease obligations	118.9	118.9
Total Debt	$2,801.7	$3,241.2
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of September 30, 2013, we had $1,238.4 million of debt outstanding on facilities with fixed interest rates and $1,563.3 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2013, we had interest rate swaps in place with a net notional amount of $987.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of September 30, 2013, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of September 30, 2013, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.65
TAL Advantage I, LLC	1.10	4.71
TAL Advantage II, LLC	1.10	1.92
TAL Advantage III, LLC	1.30	2.40
TAL Advantage IV, LLC	1.10	2.25
TAL Advantage V, LLC	1.10	*
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of September 30, 2013 was $619.3 million. For our revolving credit facility having a maximum borrowing capacity of $450.0 million, the Minimum TNW is $450.0 million. As of September 30, 2013, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $940.5 million. As of September 30, 2013, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.04
TAL Advantage I, LLC	4.75	3.03
TAL Advantage II, LLC	4.75	3.03
TAL Advantage III, LLC	4.75	3.03
TAL Advantage IV, LLC	4.75	3.03
TAL Advantage V, LLC	4.75	3.03
As of September 30, 2013, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.0 billion.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$258,459	$233,633
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(534,884)	$(773,586)
Proceeds from sale of equipment, net of selling costs	106,141	98,886
Cash collections on finance lease receivables, net of income earned	29,083	25,846
Other	—	116
Net cash (used in) investing activities	$(399,660)	$(648,738)
Net cash provided by financing activities	$128,394	$327,076
Operating Activities
Net cash provided by operating activities increased by $24.9 million to $258.5 million in the nine months ended September 30, 2013, compared to $233.6 million in the same period in 2012 primarily due to an increase of $32.5 million in earnings excluding depreciation and income taxes. In addition, in the nine months ended September 30, 2013 our accounts receivable increased $5.8 million, which is $12.4 million lower compared to the same period in 2012. Partially offsetting these increases were net purchases of trading equipment of $5.2 million in the nine months ended September 30, 2013 compared to net sales of $8.3 million in the same period in 2012, and payments of $24.2 million for the termination of certain interest rate swap agreements compared to payments of $19.4 million in the same period in 2012, which collectively resulted in a decrease in net cash provided by operating activities of $18.3 million.
Investing Activities
Net cash used in investing activities decreased by $249.0 million to $399.7 million in the nine months ended September 30, 2013 compared to $648.7 million in the same period in 2012. This decrease was primarily due to a decrease in purchases of leasing equipment, partially offset by higher proceeds from the sale of equipment due to higher disposal volumes, and an increase in cash collections on finance lease receivables, net of income earned.

Financing Activities
In the nine months ended September 30, 2013, we had net cash provided by financing activities of $128.4 million, compared to net cash provided by financing activities of $327.1 million in the same period in 2012, a decrease of $198.7 million. This decrease was primarily due to a decrease in net borrowings under our various debt facilities of $201.3 million for purchases of equipment.
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
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2013:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2013	2014	2015	2016	2017 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,097.1	$127.5	$431.3	$412.2	$378.3	$1,747.8
Capital lease obligations(2)	133.2	2.9	24.0	39.7	29.9	36.7
Operating leases (mainly facilities)	7.4	0.4	1.5	1.0	0.9	3.6
Purchase obligations:
Equipment purchases payable	38.8	38.8	—	—	—	—
Equipment purchase commitments	182.2	173.2	9.0	—	—	—
Total contractual obligations	$3,458.7	$342.8	$465.8	$452.9	$409.1	$1,788.1
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on September 30, 2013 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of September 30, 2013, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$987.5 Million	1.47%	6.0 years
During the nine months ended September 30, 2013, we designated certain interest rate swap agreements as cash flow hedges at their inception. For the three and nine months ended September 30, 2013, we recognized unrealized losses and gains of $4.9 million and $15.1 million, respectively, in accumulated other comprehensive income (loss) related to changes in the fair value of the designated agreements. Prior to March 2013, we typically did not apply hedge accounting for our interest rate swap agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three and nine months ended September 30, 2013 and 2012 as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss (gain) on interest rate swaps	$0.3	$1.3	$(8.1)	$5.0
Since 63% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $4.7 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the nine months ended September 30, 2013 and 2012 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.
For the three months ended September 30, 2013 and 2012, we recorded net foreign currency exchange gains of less than $0.1 million, and net foreign currency exchange losses of $0.4 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. This activity resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.
In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was $0.2 million as of September 30, 2013, and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no repurchases of stock during the three and nine months ended September 30, 2013.

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

TAL International Group, Inc.

October 29, 2013	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)