Form 10-K
period 2013-12-31
TAL International Group, Inc.
filed 2014-02-20
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number- 001-32638
TAL International Group, Inc.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1796526 (I.R.S. Employer Identification Number)

100 Manhattanville Road, Purchase, New York (Address of principal executive office)	10577-2135 (Zip Code)

(914) 251-9000 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common stock, $0.001 par value per share	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2013 was approximately $1,448.7 million.
As of February 12, 2014, there were 33,996,123 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 22, 2014.

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

TAL International Group, Inc.
100 Manhattanville Road
Purchase, New York 10577
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (914) 251-9000

SERVICE MARKS MATTERS

        The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of TAL International Group, Inc. and our subsidiaries: TAL®.

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

Business Segments

        We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•
Equipment leasing-we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties. The Equipment leasing segment contributed 86.6%, 88.2%, and 86.8% of total revenues for the years ended December 31, 2013, 2012, and 2011, respectively.

•
Equipment trading-we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. The Equipment trading segment contributed 13.4%, 11.8%, and 13.2% of total revenues for the years ended December 31, 2013, 2012, and 2011, respectively.

 Certain financial information for each of our business segments is incorporated by reference to Note 7 "Segment and Geographical Information," to the consolidated financial statements contained in Item 15 of this report.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 230 third-party container depot facilities in 40 countries as of December 31, 2013. Our customers are among the world's largest shipping lines and include, among others, CMA CGM, Hapag-Lloyd, Mediterranean Shipping Company, Mitsui O.S.K. Lines and NYK Line.

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

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipments' contents and handling, and return the equipment to specified drop-off locations. The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on cost equivalent units (CEUs), as of December 31, 2013:

Lease Portfolio	December 31, 2013
Long-term leases	68.0%
Finance leases	9.2
Service leases	18.0
Expired long-term leases (units on-hire)	4.8
Total	100.0%

        As of December 31, 2013, our long-term and finance leases had an average remaining lease term of 44 months.

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

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 29,000 twenty-foot equivalent units (TEUs) per year of containers purchased for resale.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.8% from 1989 to 2013. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, global trade growth has been lower over the last few years, averaging 3.8% CAGR from 2010 to 2013, due to weak economic growth in many developed countries.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 15.9 million TEUs, or approximately 46% of the total worldwide container fleet of 34.4 million TEUs, as of the end of 2013.

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

Operations

        We operate our business through 17 offices worldwide located in 11 different countries as of December 31, 2013. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

•
Refrigerated Containers.  Refrigerated containers include an integrated cooling machine and an insulated container, come in lengths of 20 or 40 feet, are 8 feet wide, and are either 8½ or 9½ feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.

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

  Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•
Operating Flexibility.  The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps the shipping lines manage this uncertainty and minimizes the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2013, 68.0% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2013, 4.8% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2013, 18.0% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 33 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2013, approximately 9.2% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2013, our long-term and finance leases had an average remaining duration of 44 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

        Depot Management.    As of December 31, 2013, we managed our equipment fleet through approximately 230 third-party owned and operated depot facilities located in 40 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a worldwide operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

  Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of equipment and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable equipment. The agreements require the depots to maintain insurance against equipment loss or damage and we carry insurance to cover the risk that the depots' insurance proves insufficient.

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

        We have sold approximately 81,000 TEUs per year of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs. We have sold approximately 29,000 TEUs per year of containers purchased from third parties for resale on average over the last five years.

Management Services

        Approximately 1.5% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically, the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

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

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it is has been proposed that R134A and 404A usage in intermodal containers will be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

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

Credit Controls

        We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage and profitability), trade routes, country of domicile and the type of, and location of, equipment that is to be supplied. To mitigate the impact from potential defaults, we currently maintain credit insurance that in certain circumstances covers losses and costs incurred in default situations. However, this insurance must be renewed annually and it has significant deductibles, exclusions, payment and other limitations, and therefore may not protect us from losses arising from customer defaults.

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

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although, our twenty largest customers account for 81% of our leasing revenues. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 50% of our leasing revenues in 2013. Our largest customer is CMA CGM, which accounted for 17%, 16%, and 16% of our leasing revenues in 2013, 2012 and 2011. Mediterranean Shipping Company accounted for 9%,

10%, and 12% of our leasing revenues in 2013, 2012 and 2011. No other customer exceeded 10% of our leasing revenues in 2013, 2012 and 2011. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Employees

        As of December 31, 2013, we employed 172 people in 17 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

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

Lease rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

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

Market leasing rates decreased significantly in 2012 and 2013 due to a substantial decrease in new container prices, widely available low-cost financing for leasing companies and aggressive competition. As a result, our average lease rates have been decreasing for the last two years as new containers are placed on leases with lease rates below our portfolio average and as existing leases expire and are re-priced toward market levels. This decrease in our average lease rates has offset some of the revenue growth coming from the growth of our equipment fleet. If market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2015 and 2016.

        The size of our owned fleet increased significantly from 2010 to 2011 due to our large purchases of new equipment and investments in sale-leaseback transactions. Many of the containers purchased in those years, particularly the new containers purchased in 2010 and 2011, were purchased at relatively high prices and leased out at lease rates well above our portfolio average. As a result, the high level of procurement from 2010 through 2011 has created a concentration of leases with historically high leasing rates that will generally expire from 2015 through 2020. If container prices and market leasing rates remain near their current level for an extended period of time, we could be forced to re-lease those containers at significantly reduced lease rates. We estimate that the average lease rates on containers purchased in 2010 and 2011 are roughly 30% higher than current market leasing rates. We calculate that our annual leasing revenue would decrease by $2.0 million for each 1% reduction in the average lease rate on the containers purchased in 2010 and 2011.

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

        We believe that the risk of large lessee defaults remains elevated. Persistent excess vessel capacity has pressured the freight rates our customers receive for moving cargo, and many of our customers have generated large financial losses over the last several years. Several of our customers, including our largest customer, have or are going through significant financial restructurings as a result of the large losses they incurred. Over the next several years, new vessel deliveries are anticipated to exceed trade growth and as a result, we expect excess vessel capacity to persist for several more years and expect the financial performance of our customers to remain under pressure.

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

        Our largest customers account for a significant portion of our revenues. Our five largest customers represented approximately 50% of our leasing revenues in 2013, with our single largest customer representing 17% of our leasing revenues during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

        Several of our major customers, including our largest customer, underwent significant financial restructurings as a result of the large financial losses they incurred in recent years and they continue to face significant economic headwinds due to excess vessel capacity. Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, the loss or significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

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

        Selling prices for used containers and our disposal gains were exceptionally high for the last several years due to a generally tight global supply and demand balance for containers. Used container prices and our disposal gains have decreased from peak 2011 levels, but they currently remain high compared to historical norms. We generally expect used container sale prices and our disposal gains to continue to trend down as the global container supply and demand balances normalizes. This would have a negative impact on our financial performance and cash flow. These effects could be significant if used container sale prices decreased rapidly.

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

        We purchase and sell containers opportunistically as part of our equipment trading segment. We purchase equipment for resale on the premise that we will be able to sell this inventory in a relatively short time frame. If selling prices rapidly deteriorate and we are holding a large inventory that was purchased when prices for equipment were higher, then our gross margins could decline or become negative.

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

        We have a significant amount of debt outstanding on a consolidated basis. As of December 31, 2013, we had outstanding indebtedness of $2.8 billion under our asset backed securities, capital lease obligations and other debt facilities. Our interest and debt expense for the year ended December 31, 2013 was $111.7 million. As of December 31, 2013, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 76%.

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

        Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it is has been proposed that R134A and 404A usage in intermodal containers will be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

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

        While almost all of our lease agreements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce the lessees' obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted. As more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our containers.

        The success of our recovery efforts for defaulted leases has been hampered by undeveloped creditor protections and legal systems in a number of countries. In these situations, we experienced an increase in average recovery costs per unit and a decrease in the percentage of containers recovered in default situations primarily due to excessive charges applied to our containers by the depot or terminal facilities that had been storing the containers for the defaulted lessee. In these cases, the payments demanded by the depot or terminal operators often significantly exceeded the amount of storage costs that we would reasonably expect to pay for the release of the containers. However, our legal remedies were limited in many of the jurisdictions where the containers were being stored, and we were sometimes forced to accept the excessive storage charges to gain control of our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are being stored in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and our profitability significantly reduced.

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

Adverse changes in U.S. tax rules or a reduction in our level of investment and growth could negatively impact our income tax provision or future cash tax payments.

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

        Interactive Data Filings-We are required to submit and post certain interactive data files when we report our quarterly financial statements on Form 10-Q and our annual financial statements on Form 10-K. While our interactive data files are subject to a thorough and rigorous review, there could be errors or omissions in those files, and we could be subject to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities as a result. Errors or omissions in our interactive data files could result in an adverse effect on our business, financial condition, and results of operations and cash flows.

        Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")-The Dodd-Frank Act introduced certain new rules and regulations that require companies to make additional disclosures including those related to corporate governance and, in certain instances, the use of products containing certain types of minerals originating in the Democratic Republic of Congo and neighboring countries. Noncompliance with these disclosure requirements, or any of the other provisions of the Dodd-Frank Act, could have an adverse effect on our business, financial condition, and results of operations and cash flows.

        Accounting for Leases-In May 2013, the Financial Accounting Standards Board and the International Accounting Standards Board (jointly, the "Boards") issued a re-exposure draft to their Proposed Accounting Standards Update-Leases (Topic 840 originally issued in August 2010). The Boards have received comments on this most recent Exposure Draft, but have not indicated whether or not there will be any additional changes as a result of comments received. The proposed lease accounting model, per the most recent Exposure Draft, differs significantly from current practice. Most notably it would require lessors to record receivables related to their right to receive lease payments and residual value assets on their balance sheets, and would result in the front-loading of lease-related income for equipment leases. Further, it would require lessees to record leased assets and related liabilities on their balance sheets, and would result in the front-loading of lease-related expenses for equipment leases. If this proposed lease accounting model becomes effective in its current or in a similar form, it could significantly impact our customers' lease versus buy decisions and could, therefore, have an adverse effect on our business, financial condition, and results of operations and cash flows.

        Sarbanes Oxley Act of 2002 (the "Sarbanes Oxley Act")-The Sarbanes Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2013, our employees are located in 17 offices in 11 different countries. We have 6 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2013 and 2012.

	High	Low
2013:
Fourth Quarter	$57.82	$45.32
Third Quarter	$48.76	$38.50
Second Quarter	$45.40	$39.26
First Quarter	$46.87	$36.42
2012:
Fourth Quarter	$36.70	$30.58
Third Quarter	$35.75	$31.41
Second Quarter	$42.00	$30.95
First Quarter	$40.17	$29.35

  On February 12, 2014, the closing price of our common stock was $43.30, as reported on the New York Stock Exchange. On that date, there were approximately 51 holders of record of our common stock and approximately 40,041 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the five years ended December 31, 2013. The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of December 31, 2008, and that all dividends were reinvested.

Comparison of Cumulative Total Return
Five Years Ended December 31, 2013

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
TAL International Group, Inc.	100.00	94.21	232.03	231.22	313.02	530.82
S&P 500 Index	100.00	126.46	145.50	148.58	172.35	228.17
Russell 2000 Index	100.00	127.17	161.32	154.57	179.84	249.66

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
December 6, 2012	December 27, 2012	$20.6 Million	$0.62
September 4, 2012	September 25, 2012	$20.0 Million	$0.60
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55

        We increased our quarterly cash dividend to $0.72 per share for the first quarter of 2014. We cannot provide any assurance as to future dividends because they depend on our future earnings, capital investments, and financial condition.

        Historically, most of our dividends have been treated as a return of capital, and we believe that 100% our dividends paid in 2013 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Stock Repurchase Program

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock.

        There was no material share purchase activity during the year ended December 31, 2013.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statements of income data, balance sheet data and other financial data for each of the five years ended December 31, 2013 were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, (Dollars and shares in thousands, except per share data)
	2013	2012	2011	2010	2009
Statements of Income Data:
Leasing revenues	$567,368	$524,970	$451,062	$328,530	$309,261
Equipment trading revenues	73,004	60,975	62,324	34,636	39,693
Management fee income	2,284	3,076	2,798	2,932	2,629
Other revenues	201	151	503	702	954
Total revenues	642,857	589,172	516,687	366,800	352,537
Operating expenses (income):
Equipment trading expenses	62,726	53,431	51,330	28,814	37,538
Direct operating expenses	27,142	25,039	18,157	24,489	36,942
Administrative expenses	44,197	43,991	42,727	41,724	40,908
Depreciation and amortization(1)	205,073	193,466	152,576	115,927	115,688
Provision (reversal) for doubtful accounts	2,827	(208)	162	(843)	545
Net (gain) on sale of leasing equipment	(26,751)	(44,509)	(51,969)	(25,765)	(9,278)
Net (gain) on sale of container portfolios	—	—	—	—	(185)
Total operating expenses	315,214	271,210	212,983	184,346	222,158
Operating income	327,643	317,962	303,704	182,454	130,379
Other expenses (income):
Interest and debt expense	111,725	114,629	105,470	79,104	68,807
Write-off of deferred financing costs	4,000	—	1,143	675	—
(Gain) on debt extinguishment(2)	—	—	—	—	(14,130)
Net (gain) loss on interest rate swaps(3)	(8,947)	2,469	27,354	13,029	(35,152)
Total other expenses	106,778	117,098	133,967	92,808	19,525
Income before income taxes	220,865	200,864	169,737	89,646	110,854
Income tax expense	77,699	70,732	60,013	31,922	39,268
Net income	$143,166	$130,132	$109,724	$57,724	$71,586
Earnings Per Share Data:
Basic income per share applicable to common stockholders	$4.28	$3.92	$3.39	$1.90	$2.31
Diluted income per share applicable to common stockholders	$4.25	$3.87	$3.34	$1.88	$2.30
Weighted average common shares outstanding:
Basic	33,483	33,224	32,414	30,441	31,021
Diluted	33,694	33,623	32,821	30,717	31,072
Cash dividends paid per common share	$2.68	$2.35	$1.99	$1.30	$0.04
_____________________

(1)
Depreciation expense was reduced by $5.2 million ($3.4 million after tax or $0.10 per diluted share) beginning October 1, 2012 and by $5.5 million ($3.6 million after tax or $0.12 per diluted share) beginning October 1, 2010 as the result of the increase in residual value estimates included in the Company's depreciation policy (see Note 2 in the Notes to Consolidated Financial Statements).

(2)	Gain on debt extinguishment of $14.1 million for the year ended December 31, 2009 was due to the repurchase of a portion of asset backed term notes issued during 2006.

(3)	Net losses and gains on interest rate swaps are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands, except fleet data)
	2013	2012	2011	2010	2009
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$98,001	$101,680	$175,343	$85,612	$73,604
Accounts receivable, net	74,174	71,363	56,491	46,342	30,638
Revenue earning assets, net	3,730,122	3,418,446	2,857,233	2,286,831	1,603,819
Total assets	4,045,296	3,701,194	3,197,303	2,517,557	1,800,978
Total debt	2,817,933	2,604,015	2,235,585	1,770,332	1,161,298
Stockholders' equity	691,918	615,975	562,802	428,410	418,829
Other Financial Data:
Capital expenditures	660,492	831,826	815,730	844,214	57,957
Proceeds from sale of equipment leasing fleet, net of selling costs	140,724	133,367	123,659	102,176	69,473
Selected Fleet Data(1)(2):
Dry container units	1,105,433	1,021,642	847,902	720,008	592,953
Refrigerated container units	64,030	57,229	50,751	45,215	36,061
Special container units	56,761	57,198	48,039	45,234	47,857
Tank container units	8,100	6,608	5,396	2,648	1,350
Chassis	13,724	13,146	10,789	9,208	8,778
Equipment trading units	40,374	45,860	46,767	33,373	14,947
Total container units/chassis	1,288,422	1,201,683	1,009,644	855,686	701,946
Total containers/chassis in TEUs	2,113,215	1,957,776	1,645,868	1,397,183	1,139,523
Total containers/chassis in cost equivalent units(3)	2,640,743	2,404,516	2,044,012	1,699,053	1,369,504
Average utilization %(4)	97.4%	97.9%	98.7%	97.6%	92.4%
____________________

(1)	Includes both owned and managed units, as well as units on finance leases.

(2)	Calculated as of the end of the relevant period.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2013, our total fleet consisted of 1,288,422 containers and chassis, including 19,500 containers under management for third parties, representing 2,113,215 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of December 31, 2013. Our customers are among the largest shipping lines in the world. For the year ended December 31, 2013, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 50% of our leasing revenues, and our largest customer, CMA CGM, accounted for 17% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	December 31, 2013			December 31, 2012			December 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,087,462	17,971	1,105,433	1,000,612	21,030	1,021,642	823,541	24,361	847,902
Refrigerated	63,967	63	64,030	57,124	105	57,229	50,580	171	50,751
Special	55,295	1,466	56,761	55,485	1,713	57,198	46,080	1,959	48,039
Tank	8,100	—	8,100	6,608	—	6,608	5,396	—	5,396
Chassis	13,724	—	13,724	13,146	—	13,146	10,789	—	10,789
Equipment leasing fleet	1,228,548	19,500	1,248,048	1,132,975	22,848	1,155,823	936,386	26,491	962,877
Equipment trading fleet	40,374	—	40,374	45,860	—	45,860	46,767	—	46,767
Total	1,268,922	19,500	1,288,422	1,178,835	22,848	1,201,683	983,153	26,491	1,009,644
Percentage	98.5%	1.5%	100.0%	98.1%	1.9%	100.0%	97.4%	2.6%	100.0%

	Equipment Fleet in TEUs
	December 31, 2013			December 31, 2012			December 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,759,100	31,875	1,790,975	1,607,232	37,796	1,645,028	1,323,458	44,155	1,367,613
Refrigerated	122,466	113	122,579	109,316	186	109,502	95,671	298	95,969
Special	99,473	2,481	101,954	98,888	2,883	101,771	81,514	3,283	84,797
Tank	8,100	—	8,100	6,608	—	6,608	5,396	—	5,396
Chassis	24,505	—	24,505	23,432	—	23,432	19,217	—	19,217
Equipment leasing fleet	2,013,644	34,469	2,048,113	1,845,476	40,865	1,886,341	1,525,256	47,736	1,572,992
Equipment trading fleet	65,102	—	65,102	71,435	—	71,435	72,876	—	72,876
Total	2,078,746	34,469	2,113,215	1,916,911	40,865	1,957,776	1,598,132	47,736	1,645,868
Percentage	98.4%	1.6%	100.0%	97.9%	2.1%	100.0%	97.1%	2.9%	100.0%

	Equipment Fleet in CEUs
	December 31, 2013			December 31, 2012			December 31, 2011
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,609,681	31,062	2,640,743	2,367,636	36,880	2,404,516	2,000,747	43,265	2,044,012
Percentage	98.8%	1.2%	100.0%	98.5%	1.5%	100.0%	97.9%	2.1%	100.0%
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

The percentage of our equipment fleet by equipment type as of December 31, 2013 and the percentage of our leasing revenues by equipment type for the year ended December 31, 2013 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEUs	Percent of leasing revenues
Dry	85.8%	59.1%	63.9%
Refrigerated	5.0	23.6	21.1
Special	4.4	5.1	7.4
Tank	0.6	4.9	3.2
Chassis	1.1	2.1	2.1
Equipment leasing fleet	96.9	94.8	97.7
Equipment trading fleet	3.1	5.2	2.3
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	December 31, 2013	December 31, 2012	December 31, 2011
Long-term leases	68.0%	67.5%	68.2%
Finance leases	9.2	6.6	8.4
Service leases	18.0	21.0	18.8
Expired long-term leases (units remaining on-hire)	4.8	4.9	4.6
Total	100.0%	100.0%	100.0%
As of December 31, 2013, 2012 and 2011, our long-term and finance leases combined had average remaining contractual term of approximately 44 months, 43 months, and 48 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the year ended December 31, 2013 increased 8.1% from 2012.
Owned fleet size.    As of December 31, 2013, our owned fleet included 2,609,681 CEUs, an increase of 10.2% from December 31, 2012. The increase in our fleet size in 2013 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions. In 2013, we invested approximately $640 million in our fleet, purchasing approximately 200,000 TEU of new containers and approximately 90,000 TEU of used containers through sale-leaseback transactions.
Growth in global containerized trade volumes is currently projected by Alphaliner to be 3.6% for 2013, down from their initial expectation for 5-6% growth at the beginning of the year. Global containerized trade volumes continue to be impacted by weak economic activity in major developed economies, and growth in the main East-West trades remains limited. Growth in regional and north-south trades remains solid, but still not sufficient to make up for disappointing trade volumes on the major trade lanes.
Leasing demand continues to benefit from our customers' increased reliance on leased containers. Historically, our shipping line customers have purchased 55% to 60% of the containers they operate, and leased 40% to 45% from leasing companies like TAL. However, shipping lines have been struggling with excess vessel capacity and weak freight rates for several years, and many continue to be reluctant to purchase new containers aggressively. As a result, leasing companies are currently purchasing the majority of new containers, and shipping lines have become more interested in selling portions of their existing owned used containers to leasing companies through sale-leaseback transactions. Because of this, leasing companies, including TAL, have been able to grow more rapidly than global trade.
Utilization.    Our average utilization was 97.4% during 2013, down slightly from 97.9% in 2012. Our utilization remained historically high in 2013 due to the relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect our utilization will continue to gradually moderate in 2014 as the supply/demand balance for containers gradually normalizes, though we also expect utilization to remain historically high.
The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2013	97.4%	97.0%	97.3%	97.5%	97.7%
2012	97.9%	97.7%	97.7%	97.8%	98.2%
2011	98.7%	98.6%	98.6%	98.8%	98.6%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2013	97.2%	97.0%	97.5%	97.6%
2012	97.9%	97.4%	97.6%	97.7%
2011	98.6%	98.7%	98.9%	98.6%
_______________________________________________________________________________

(1)Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs)
excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line decreased by 2.2% in 2013 compared to 2012. This decrease was mainly the result of the completion of several large sale-leaseback transactions for older dry containers in the latter part of 2012 and first half of 2013. These older dry containers were purchased for prices well below the cost of new containers, and the leaseback rates are substantially below our current portfolio average. Excluding the impact of these sale-leaseback transactions, average lease rates for our dry container product line decreased by 1.3% in 2013 compared to 2012. Lower new container prices and widespread availability of attractively priced financing for container leasing companies continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average. We expect our average dry container lease rates will continue to decrease in 2014 and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2015 and 2016 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates for refrigerated containers were 3.6% lower in 2013 compared to 2012. For several years our average lease rates for refrigerated containers have been negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing for container leasing companies.
The average lease rates for special containers were approximately 3.2% lower in 2013 than in 2012. Late in the fourth quarter of 2012, we completed a large sale-leaseback transaction for older special containers for prices well below the current cost of new containers, and the leaseback rate is substantially below our current portfolio average. Excluding the impact of these sale-leaseback transactions, average special container rates were 3.2% higher in 2013 compared to 2012. This increase is mainly the result of the pick-up of new special containers on leases with rates well above our portfolio average rate.
Equipment disposals.    During 2013, we recognized a $26.8 million gain on the sale of our used containers compared to a gain of $44.5 million in 2012. During 2013, our gain on sale decreased primarily due to lower average sale prices and the higher cost of equipment sold. Average used container selling prices in 2013 decreased approximately 14% from our average prices in 2012 and approximately 32% from peak levels achieved in mid-2011. We expect used container selling prices and our disposal gains will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals has also been negatively impacted by a decrease in the disposal volume of original TAL dry containers. Current used dry container sale prices remain above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have fewer original TAL dry containers of sale age. We have supplemented our original TAL container fleet with the purchase of older containers through sale-leaseback transactions, but we have typically purchased these containers for prices higher than the net book value of like-vintage original TAL dry containers due to the current strong disposal market conditions, resulting in lower per unit disposal gains from our sale-leaseback containers.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $8.7 million or 2.8% in 2013 as compared to 2012.
Depreciation expense increased $11.6 million or 6.0% in 2013 as compared to 2012 as the depreciation benefit caused by the increase in our residual value estimates implemented in the fourth quarter of 2012 partially offset the increase in depreciation expense caused by the growth in our container fleet. Depreciation expense would have grown by approximately $25.4 million or 12.8% from 2012 excluding the impact of the increase in residual value estimates. This is in line with the 13.9% growth in our average revenue earning assets in 2013.
Interest expense decreased $2.9 million or 2.5% in 2013 as compared to 2012. The decrease was due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt mainly due to new equipment purchases. Our average effective interest rate decreased to 4.01% in 2013 as compared to 4.75% in 2012 as the result of new debt issuances at interest rates lower than those on our existing debt facilities, and the termination of several interest rate swap agreements and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio. We expect to have more limited opportunities to reduce our average effective interest rate in 2014 since our average effective rate is now close to the yield on our recent debt issuances.
Credit performance.     We recorded a $2.8 million provision for doubtful accounts during 2013 related to payment defaults and equipment recovery costs for a few small regional shipping line customers. While these credit losses were small relative to our lease revenue, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines have incurred substantial financial losses over the last several years and continue to be challenged by excess supply of vessels. Furthermore, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Our direct operating expenses were $27.1 million in 2013, compared to $25.0 million in 2012. Our direct operating expenses increased during 2013 mainly due to higher storage costs resulting from slightly lower utilization and an increase in the number of containers held for sale. The number of containers held for sale increased by 19,824 TEU during 2013 due to higher drop-off volumes generated by sale-leaseback transactions concluded in 2012 and 2013 as well as the ongoing normalization of the supply and demand balance for used containers. Containers designated as held for sale are excluded from our calculation of utilization.
Our administrative expenses were $44.2 million in 2013 compared to $44.0 million in 2012. The limited change in our administrative expenses over the last several years highlights the leverage we have over our fixed costs. TAL has existing business relationships with essentially all of the world's major shipping lines, and our global operating infrastructure covers most of the world's major export and import locations. As a result, we have not needed to significantly grow our organization as we have rapidly grown our business. The ratio of our administrative expenses to our leasing revenues decreased from 14.5% in 2008 to 8.4% in 2012, and 7.8% in 2013.
Dividends
We paid the following quarterly dividends during the years ended December 31, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
December 6, 2012	December 27, 2012	$20.6 Million	$0.62
September 4, 2012	September 25, 2012	$20.0 Million	$0.60
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
Historically, most of our dividends have been treated as a non-taxable return of capital, and we believe that our dividends paid in 2013 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands of dollars):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Leasing revenues:
Per Diem Revenue	$528,499	$487,832	$414,873
Fee and Ancillary Revenue	24,141	23,357	19,795
Operating leases	552,640	511,189	434,668
Finance leases	14,728	13,781	16,394
Total leasing revenues	567,368	524,970	451,062
Equipment trading revenues	73,004	60,975	62,324
Management fee income	2,284	3,076	2,798
Other revenues	201	151	503
Total revenues	642,857	589,172	516,687
Operating expenses (income):
Equipment trading expenses	62,726	53,431	51,330
Direct operating expenses	27,142	25,039	18,157
Administrative expenses	44,197	43,991	42,727
Depreciation and amortization	205,073	193,466	152,576
Provision (reversal) for doubtful accounts	2,827	(208)	162
Net (gain) on sale of leasing equipment	(26,751)	(44,509)	(51,969)
Total operating expenses	315,214	271,210	212,983
Operating income	327,643	317,962	303,704
Other expenses:
Interest and debt expense	111,725	114,629	105,470
Write-off of deferred financing costs	4,000	—	1,143
Net (gain) loss on interest rate swaps	(8,947)	2,469	27,354
Total other expenses	106,778	117,098	133,967
Income before income taxes	220,865	200,864	169,737
Income tax expense	77,699	70,732	60,013
Net Income	$143,166	$130,132	$109,724

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$528,499	$487,832
Fee and ancillary lease revenue	24,141	23,357
Total operating lease revenue	552,640	511,189
Finance lease revenue	14,728	13,781
Total leasing revenues	$567,368	$524,970
Total leasing revenues were $567.4 million in 2013, compared to $525.0 million in 2012, an increase of $42.4 million, or 8.1%.
Per diem revenue increased by $40.7 million, or 8.3%, compared to 2012. The primary reasons for this increase are as follows:

•
$56.1 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of containers on hire from 1,795,350 CEUs in 2012 to 2,006,723 CEUs in 2013; partially offset by

•
$12.2 million decrease due to lower average per diem rates. The decrease in average per diem rates is partially due to a $5.0 million decrease resulting from lower average lease rates for dry and special containers, which reflects the completion of sale leaseback transactions for older dry and special containers that had rates well below our current portfolio average. In addition, current market lease rates for dry containers are lower than they had been due to lower new container prices and the widespread availability of attractively priced financing for container leasing companies, which resulted in a $3.2 million decrease. Lower average lease rates for refrigerated containers had a $3.5 million impact on leasing revenue compared to 2012 due to the continued downward trend in the cost of refrigeration machines and aggressive pricing from new entrants seeking to build market share. Lower average lease rates for tank containers lowered leasing revenue by $0.5 million due to the lower cost of new tank containers driven by the lower cost of stainless steel, the primary component used in the manufacturer of tank containers and;

•	$3.3 million decrease due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts, which did not reoccur in 2013.
Fee and ancillary lease revenue increased by $0.8 million in 2013 compared to 2012 due to an increase in drop-off volumes partially offset by a decrease in the average drop-off fee per unit.
Finance lease revenue increased by $0.9 million in 2013, compared to 2012 due to an increase in the average size of our finance lease portfolio, partially offset by a decrease in the average portfolio yield.

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

	Year Ended December 31,
	2013	2012
	(in thousands)
Equipment trading revenues	$73,004	$60,975
Equipment trading expenses	(62,726)	(53,431)
Equipment trading margin	$10,278	$7,544
The equipment trading margin increased $2.7 million in 2013 compared to 2012 due to higher sales volumes.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $27.1 million in 2013, compared to $25.0 million in 2012, an increase of $2.1 million primarily driven by the following:

•	$4.2 million increase in storage costs due to an increase in the number of idle units partially offset by

•	$0.7 million decrease in survey and inspection expense due to lower new equipment purchases;

•	$1.0 million decrease in repair expense due to a lower volume of repairs on refrigerated and special containers; and

•	$0.6 million decrease in repositioning costs.
Administrative expenses.    Administrative expenses were $44.2 million in 2013 compared to $44.0 million in 2012, an increase of $0.2 million or 0.5%.
Depreciation and amortization.    Depreciation and amortization was $205.1 million in 2013, compared to $193.5 million in 2012, an increase of $11.6 million or 6.0%. Depreciation expense increased by $29.9 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $4.4 million due to equipment becoming fully depreciated and a benefit of $13.8 million, resulting from the change in residual value estimates effective October 1, 2012.
Provision (reversal) for doubtful accounts.    Our provision for doubtful accounts was $2.8 million in 2013 compared to a reversal of $0.2 million in 2012. During 2013, we recorded a $2.8 million provision for doubtful accounts related to payment defaults and estimated recovery costs for a few small regional shipping lines.
Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $26.8 million in 2013 compared to $44.5 million in 2012, a decrease of $17.7 million. The primary reasons for this decrease are as follows:

•	$14.7 million decrease due to a decrease in average selling prices;

•
$4.9 million decrease due to lower volume of higher margin original TAL units sold. A larger portion of containers sold in 2013 were purchased through sale-leaseback transactions for values above the net book values of our typical sale age units; and

•	$1.9 million increase due to larger gains resulting from payments by customers for lost units. During 2013, one of our customers declared an unusually large number of units as lost.
Interest and debt expense.    Interest and debt expense was $111.7 million in 2013, compared to $114.6 million in 2012, a decrease of $2.9 million. The decrease in interest and debt expense was mainly driven by a $20.6 million decrease due to a lower average effective interest rate of 4.01% in 2013 compared to 4.75% in 2012. This was mostly offset by an increase of $18.0 million due to a higher average debt balance of $2,750.1 million in 2013, compared to $2,374.4 million in 2012.

Net (gain) loss on interest rate swaps    Net gain on interest rate swaps was $8.9 million in 2013, compared to a loss of $2.5 million in 2012. The fair value of our interest rate swap agreements increased during 2013 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase.
Income tax expense.    Income tax expense was $77.7 million in 2013, compared to $70.7 million in 2012. The effective tax rate for 2013 and 2012 was 35.2%.
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

	Year Ended December 31,
	2012	2011
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$487,832	$414,873
Fee and ancillary lease revenue	23,357	19,795
Total operating lease revenue	511,189	434,668
Finance lease revenue	13,781	16,394
Total leasing revenues	$524,970	$451,062
Total leasing revenues were $525.0 million for 2012 compared to $451.1 million for 2011, an increase of $73.9 million, or 16.4%.
Per diem revenue increased by $73.0 million, or 17.6%, compared to 2011. The primary reasons for the increase in per diem revenue are as follows:
• $73.3 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from approximately 1,531,972 CEUs in 2011 to approximately 1,795,350 CEUs in 2012;
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
	(in thousands)
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
Interest and debt expense. Interest and debt expense was $114.6 million in 2012, compared to $105.5 million in 2011, an increase of $9.1 million. Interest and debt expense increased by $19.8 million due to a higher average debt balance of $2,374.4 million in 2012, compared to $2,040.1 million in 2011, resulting from our substantial equipment purchases in 2012 and during 2011. This was partially offset by a $10.7 million decrease due to a lower effective interest rate of 4.75% in 2012 compared to 5.10% in 2011.

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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Year Ended December 31,			% Change Between
	2013	2012	2011	2013 and 2012	2012 and 2011
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$198,210	$195,166	$186,865	1.6%	4.4%
Equipment trading segment	$17,708	$8,167	$11,369	116.8%	(28.2)%
Total	$215,918	$203,333	$198,234
_______________________________________________________________________________

(1)	Income before income taxes excludes net losses on interest rate swaps and the write-off of deferred financing costs.
Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $198.2 million in 2013 compared to $195.2 million in 2012, an increase of $3.0 million. The leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating expenses) increased by $24.5 million primarily due to an increase in fleet size and the average number of units on hire in 2013 and a lower effective interest rate, which benefited our leasing margin. This increase was partially offset by a decrease in the gain on the sale of leasing equipment of $17.7 million due to lower selling prices and a decrease in the number of original TAL units sold that have higher per unit gains, an increase in the provision for doubtful accounts of $3.0 million and a decrease in management fee income of $0.8 million.

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
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $17.7 million in 2013, compared to $8.2 million in 2012, an increase of $9.5 million. This increase was due to a $7.1 million increase in leasing margin due to an increase in units on lease purchased for resale that will remain on leases until they are dropped off and eventually sold. In addition, equipment trading margin net of administrative expenses increased by $2.5 million resulting from an increase in sales volume partially offset by a decrease in selling prices.
Income before income taxes for the Equipment trading segment was $8.2 million in 2012, compared to $11.4 million in 2011, a decrease of $3.2 million, or 28.2%. This decrease was primarily due to a decrease in the equipment trading margin resulting from lower selling prices and lower sales volume.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the year ended December 31, 2013, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $546.9 million. In addition, as of December 31, 2013 we had $68.9 million of unrestricted cash and $567.0 million of additional borrowing capacity under our current credit facilities. During 2013, we issued $540.5 million of fixed rate secured term notes under the asset backed securitization ("ABS") facilities. We also entered into a new revolving credit facility for $450.0 million that increased the current maximum borrowing level under the revolving credit facilities from $100.0 million to $550.0 million.
As of December 31, 2013, major committed cash outflows in the next 12 months include $402.3 million of scheduled principal payments on our existing debt facilities and $194.4 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At December 31, 2013, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,303.1	$1,303.1
Term loan facilities	865.1	865.1
Asset backed warehouse facility	83.0	550.0
Revolving credit facilities	450.0	550.0
Capital lease obligations	116.7	116.7
Total Debt	$2,817.9	$3,384.9
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of December 31, 2013, we had $1,322.0 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2014 and 2024, had a weighted average effective interest rate of 4.01% as of December 31, 2013.
As of December 31, 2013, we had $1,495.9 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2014 and 2018, had a weighted average effective interest rate of 1.93% as of December 31, 2013. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 2.95% as of December 31, 2013.

We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2013, we had interest rate swaps in place with a net notional amount of $1,137.0 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 1.51% and a weighted average remaining term of 5.7 years.
As of December 31, 2013, the Company had a combined $2,459.0 million of debt on facilities with fixed interest rate debt and floating rate debt, which is fixed due to interest rate swap contracts. This accounts for 87.3% of total debt. These facilities had a weighted average remaining term of 5.1 years.
Asset Backed Securitization Term Notes
Our Asset Backed Securitization ("ABS") facilities have been the largest funding source used to finance our existing container fleet and new container purchases. Under the facilities, our indirect wholly-owned subsidiaries issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
Our borrowings under the ABS facilities amortize in equal monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. Advance rates under the ABS facilities range from 76% to 87%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
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
Asset Backed Warehouse Facility
The asset backed warehouse facility has a maximum borrowing capacity of $550.0 million. Under the amended facility effective as of July 2, 2013, funds are available on a revolving basis until July 2, 2015, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of July 2, 2019. The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. We primarily use the proceeds of this facility to finance the acquisition of equipment.
The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 81% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.
Revolving Credit Facilities
We have revolving credit facilities which have a maximum borrowing capacity of $550.0 million with maturity dates on November 30, 2016 and March 12, 2018. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
Capital Lease Obligations
We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.

Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of December 31, 2013, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of December 31, 2013, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.97
TAL Advantage I, LLC	1.10	8.90
TAL Advantage II, LLC	1.10	3.89
TAL Advantage III, LLC	1.30	2.29
TAL Advantage IV, LLC	1.10	2.26
TAL Advantage V, LLC	1.10	3.08
_______________________________________________________________________________
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of December 31, 2013 was $635.9 million. As of December 31, 2013, the actual Consolidated TNW for each of our SPEs and for the $550 million revolving credit facility was $976.9 million. As of December 31, 2013, the maximum and actual Indebtedness to TNW ratios for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.01
TAL Advantage I, LLC	4.75	3.01
TAL Advantage II, LLC	4.75	3.01
TAL Advantage III, LLC	4.75	3.01
TAL Advantage IV, LLC	4.75	3.01
TAL Advantage V, LLC	4.75	3.01
As of December 31, 2013, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1.9 billion.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$366,688	$310,210	$269,854
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(660,492)	$(831,826)	$(815,730)
Proceeds from sale of equipment, net of selling costs	140,724	133,367	123,659
Cash collections on finance lease receivables, net of income earned	39,470	35,326	35,940
Other	84	219	13
Net cash (used in) investing activities	$(480,214)	$(662,914)	$(656,118)
Net cash provided by financing activities	$116,558	$277,670	$464,547
Operating Activities
Net cash provided by operating activities increased by $56.5 million to $366.7 million in 2013, compared to 2012 primarily due to an increase in earnings excluding depreciation and income taxes. In addition, we paid $24.2 million to terminate interest rate swap agreements in 2013, compared to paying $49.1 million for such terminations in 2012, and we had net purchases of equipment for resale of $11.2 million in 2013 versus net sales proceeds for $7.8 million in 2012.
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
Investing Activities
Net cash used in investing activities decreased by $182.7 million to $480.2 million in 2013 compared to $662.9 million in 2012 primarily due to a decrease in purchases of leasing equipment.

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
Financing Activities
Net cash provided by financing activities decreased by $161.1 million to $116.6 million in 2013 compared to $277.7 million in 2012.This decrease was primarily due to a decrease in net borrowings under our various debt facilities as a result of the reduction of equipment purchases.
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
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013:

	Contractual Obligations by Period
Contractual Obligations:	Total	2014	2015	2016	2017	2018 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,119.9	$475.0	$450.4	$438.3	$275.3	$1,480.9
Capital lease obligations(2)	130.3	24.0	39.7	29.9	18.8	17.9
Operating leases (mainly facilities)	7.4	1.7	1.1	1.0	0.8	2.8
Purchase obligations:
Equipment purchases payable	112.3	112.3	—	—	—	—
Equipment purchase commitments	82.1	82.1	—	—	—	—
Total contractual obligations	$3,452.0	$695.1	$491.2	$469.2	$294.9	$1,501.6
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on December 31, 2013 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of income.

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
In 2012, after conducting our regular depreciation policy review, we decided to increase the estimated residual values used in our equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. The estimated useful lives and residual values for the majority of our leasing equipment purchased new from the factory are as follows:

		Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012	Prior to October 1, 2012
Dry containers
20 foot	13	$1,000	$900
40 foot	13	$1,200	$1,100
40 foot high cube	13	$1,400	$1,200
Refrigerated containers
20 foot	12	$2,500	$2,500
40 foot high cube	12	$3,500	$3,400
Special containers
40 foot flat rack	14	$1,500	$1,200
40 foot open top	14	$2,300	$2,100
Tank containers	20	$3,000	$3,000
Chassis	20	$1,200	$1,200
Depreciation on leasing equipment starts on the date of initial on-hire.
For leasing equipment acquired through sale-leaseback transactions, we often adjust our estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is provided based upon a review of the collectability of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, we do not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses inherent in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in existing receivables. The Company does not maintain a general reserve against the possibility of lost equipment and recovery expenses for customers currently not in default.

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
Goodwill
We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing (a worldwide supplier of rolltrailers) where we recorded $2.6 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $73.5 million and $1.0 million, respectively, to each reporting unit. We have elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2013, indicated that no impairment of goodwill existed.

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
As of December 31, 2013, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$1,137 Million	1.51%	5.7 years

During 2013, we designated certain interest rate swap agreements as cash flow hedges at their inception. In 2013, we recognized unrealized gains of $25.5 million, respectively, in accumulated other comprehensive income (loss) related to changes in the fair value of the designated agreements. Prior to March 2013, we typically did not apply hedge accounting for our interest rate swap agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps for the years ended December 31, 2013 and 2012 as follows (amounts in millions):

	December 31,
	2013	2012
Net (gain) loss on interest rate swaps	$(8.9)	$2.5
Since 76% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $2.8 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in 2013 and 2012 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.
For the years ended December 31, 2013 and 2012, we recorded net foreign currency exchange losses of $0.4 million and $0.3 million, respectively. This activity resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.
In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. As of December 31, 2013 and 2012, the fair value of these derivative agreements were $0.2 million and $0.5 million, respectively, and are reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

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
ITEM 9A.    CONTROLS AND PROCEDURES.
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
As of December 31, 2013, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 1992). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on TAL International Group, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of TAL International Group, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 20, 2014

Changes in Internal Controls
There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors," "The Named Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 22, 2014 (the "2014 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2013.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the section captioned "Director Compensation Table," "Compensation of Executive Officers, Compensation Discussion and Analysis," "Summary Compensation Table" and "Grants of Plan-Based Awards Table," in the 2014 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2013.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from the section captioned "Outstanding Equity Awards at Fiscal Year End Table" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the 2014 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2013.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the 2014 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2013.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2014 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2013.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included in Item 8 of this report:
(a)(2) Financial Statement Schedule
The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.
(a)(3) List of Exhibits
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

4.13
Amendment No. 1 dated July 13, 2007 to Credit Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation, Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 10.47 to TAL International Group, Inc.'s Form 8-K filed on July 17, 2007)

4.14
Security Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.44 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.15
Pledge Agreement, dated as of July 31, 2006, by and among TAL International Container Corporation and Fortis Capital Corp. (incorporated by reference from Exhibit 10.45 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.16	Guaranty, dated as of July 31, 2006, made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.46 to TAL International Group, Inc.'s Form 8-K filed on August 4, 2006)

4.17
Indenture, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.52 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.18
First Supplemental Indenture between TAL Advantage II LLC and U.S. Bank National Association dated June 20, 2008 to the Indenture dated March 27, 2008 (incorporated by reference from Exhibit 10.60 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

4.19
Third Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated June 23, 2008 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 10.61 to TAL International Group, Inc.'s Form 10-Q filed on August 8, 2008)

Exhibit No.	Description
4.20
Series 2008-1 Supplement, dated as of March 27, 2008, by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 10.53 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.21
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

4.24	Guaranty dated March 27, 2008 made by TAL International Group, Inc. (incorporated by reference from Exhibit 10.57 to TAL International Group, Inc.'s Form 10-Q filed on May 9, 2008)

4.25
Appendix A dated as of March 27, 2009 to Indenture dated as of March 27, 2008 by and between TAL Advantage II LLC and U. S. Bank National Association (incorporated by reference from Exhibit 4.30 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.26
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

4.29
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
4.34
Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation (incorporated by reference from Exhibit 4.54 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.35
Series 2011-1 Supplement dated as of January 21, 2011, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.59 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.36
Series 2011-1 Note Purchase Agreement dated as of January 21, 2011 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.60 to TAL International Group, Inc.'s Form 10-K filed on February 18, 2011)

4.37
Amended and Restated Indenture dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.65 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.38
Amended and Restated Series 2009-1 Supplement dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.66 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.39
Amended and Restated Note Purchase Agreement dated as of August 12, 2011 by and between TAL Advantage III LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.67 to TAL International Group's Inc. Form 10-Q filed on October 28, 2011)

4.40
Amended and Restated Credit Agreement dated November 30, 2011, by and among TAL International Container Corporation, The Royal Bank of Scotland PLC as Administrative Agent and as Collateral Agent, RBS Securities, Inc. as Sole Arranger, and the Lenders from time to time party thereto (incorporated by reference from Exhibit 4.45 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.41
Amended and Restated Security Agreement dated November 30, 2011, by and among TAL International Container Corporation and The Royal Bank of Scotland PLC as Collateral Agent (incorporated by reference from Exhibit 4.46 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.42
Amended and Restated Pledge Agreement dated November 30, 2011, by and among TAL International Container Corporation, as Pledgor in favor of The Royal Bank of Scotland PLC in its capacity as Collateral Agent, as Pledgee (incorporated by reference from Exhibit 4.47 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.43
Amended and Restated Guaranty dated November 30, 2011 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.48 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.44
Amendment No. 2 dated December 22, 2011 to the Credit Agreement dated July 31, 2006, by and among TAL International Container Corporation, Fortis Bank NA/SV, assignee of Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 4.49 to TAL International Group's Inc. Form 10-K filed on February 22, 2012)

4.45
Series 2012-1 Supplement dated as of May 22, 2012 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association as Indenture Trustee (incorporated by reference from Exhibit 4.50 to TAL International Group's Inc. Form 10-Q filed on July 31, 2012)

4.46
Series 2012-1 Note Purchase Agreement dated as of May 10, 2012 by and between TAL Advantage IV, LLC, TAL International Container Corporation, Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., RBC Capital Markets, LLC and RBS Securities Inc. (incorporated by reference from Exhibit 4.51 to TAL International Group's Inc. Form 10-Q filed on July 31, 2012)

Exhibit No.	Description

4.47
Indenture, dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.52 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.48
Series 2013-1 Supplement dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.53 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.49
Management Agreement dated as of February 27, 2013, by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.54 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.50
Contribution and Sale Agreement dated as of February 27, 2013 by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.55 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.51
Transition Agent Agreement dated as of February 27, 2013 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.56 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.52
Series 2013-1 Note Purchase Agreement dated as of February 20, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and RBC Capital Markets, LLC (incorporated by reference from Exhibit 4.57 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.53
Credit Agreement, dated as of March 12, 2013, by and among TAL International Container Corporation, the Lenders from time to time party thereto, Bank of America N.A. as Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers (incorporated by reference from Exhibit 4.58 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.54
Security Agreement dated March 12, 2013, by and among TAL International Container Corporation and Bank of America N.A. as Collateral Agent (incorporated by reference from Exhibit 4.59 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.55	Guaranty dated March 12, 2013 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.60 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.56
TAL Advantage III LLC Notice dated March 14, 2013 to Noteholders of Reduction of Existing Commitment for Series 2009-1 Notes (incorporated by reference from Exhibit 4.61 to TAL International Group's Inc. Form 10-Q filed on April 30, 2013)

4.57
Amendment No. 1 dated May 3, 2013 to the Series 2010-1 Supplement dated June 28, 2010 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.62 to TAL International Group's Inc. Form 10-Q filed on July 30, 2013)

4.58
Omnibus Amendment No. 1 dated July 2, 2013 to the Series 2009-1 Supplement and Series 2009-1 Note Purchase Agreement by and between TAL Advantage III LLC and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other Noteholders from time to time party thereto and the other financial institutions from time to time thereto (incorporated by reference from Exhibit 4.63 to TAL International Group's Inc. Form 10-Q filed on July 30, 2013)

4.59
Fourth Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated July 5, 2013 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 4.64 to TAL International Group's Inc. Form 10-Q filed on July 30, 2013)

Exhibit No.		Description

4.60	*	Series 2013-2 Note Purchase Agreement dated as of October 31, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, Nomura Securities International, Inc.

4.61	*	Series 2013-2 Supplement dated as of November 7, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee

4.62	*	Amendment No. 1 dated November 8, 2013 to the 2013-1 Supplement dated February 27, 2013, by and among TAL Advantage V LLC and Wells Fargo Bank, National Association

10.1
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

10.3	+
Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from Exhibit 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.4	+
Form of Indemnity Agreement between TAL International Group, Inc., certain of its subsidiaries, each of their respective current directors and certain of their respective current officers (incorporated by reference from Exhibit 10.22 to Amendment No. 2 to TAL International Group, Inc.'s Form S-1 filed on September 20, 2005, file number 333-126317)

10.5	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Instance Extension Schema

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

Date: February 20, 2014	TAL International Group, Inc.
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 20th day of February, 2014.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman, President and Chief Executive Officer (Principal Executive Officer), Director
Brian M. Sondey

/s/ JOHN BURNS	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
John Burns

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ HELMUT KASPERS	Director
Helmut Kaspers

/s/ FREDERIC H. LINDEBERG	Director
Frederic H. Lindeberg

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the TAL International Group Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 20, 2014

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2013	2012
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $910,713 and $766,898	$3,414,904	$3,249,374
Net investment in finance leases, net of allowances of $1,057 and $897	257,176	121,933
Equipment held for sale	58,042	47,139
Revenue earning assets	3,730,122	3,418,446
Unrestricted cash and cash equivalents	68,875	65,843
Restricted cash	29,126	35,837
Accounts receivable, net of allowances of $948 and $692	74,174	71,363
Goodwill	74,523	71,898
Deferred financing costs	29,087	26,450
Other assets	11,898	9,453
Fair value of derivative instruments	27,491	1,904
Total assets	$4,045,296	$3,701,194
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$112,268	$111,176
Fair value of derivative instruments	1,900	34,633
Accounts payable and other accrued expenses	63,022	64,936
Net deferred income tax liability	358,255	270,459
Debt	2,817,933	2,604,015
Total liabilities	3,353,378	3,085,219
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,858,778 and 36,697,366 shares issued respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	498,854	493,456
Accumulated earnings	220,492	168,447
Accumulated other comprehensive income (loss)	10,070	(8,430)
Total stockholders' equity	691,918	615,975
Total liabilities and stockholders' equity	$4,045,296	$3,701,194

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Leasing revenues:
Operating leases	$552,640	$511,189	$434,668
Finance leases	14,728	13,781	16,394
Total leasing revenues	567,368	524,970	451,062
Equipment trading revenues	73,004	60,975	62,324
Management fee income	2,284	3,076	2,798
Other revenues	201	151	503
Total revenues	642,857	589,172	516,687
Operating expenses (income):
Equipment trading expenses	62,726	53,431	51,330
Direct operating expenses	27,142	25,039	18,157
Administrative expenses	44,197	43,991	42,727
Depreciation and amortization	205,073	193,466	152,576
Provision (reversal) for doubtful accounts	2,827	(208)	162
Net (gain) on sale of leasing equipment	(26,751)	(44,509)	(51,969)
Total operating expenses	315,214	271,210	212,983
Operating income	327,643	317,962	303,704
Other expenses:
Interest and debt expense	111,725	114,629	105,470
Write-off of deferred financing costs	4,000	—	1,143
Net (gain) loss on interest rate swaps	(8,947)	2,469	27,354
Total other expenses	106,778	117,098	133,967
Income before income taxes	220,865	200,864	169,737
Income tax expense	77,699	70,732	60,013
Net Income	$143,166	$130,132	$109,724
Net income per common share—Basic	$4.28	$3.92	$3.39
Net income per common share—Diluted	$4.25	$3.87	$3.34
Cash dividends paid per common share	$2.68	$2.35	$1.99
Weighted average number of common shares outstanding—Basic	33,483	33,224	32,414
Dilutive stock options and restricted stock	211	399	407
Weighted average number of common shares outstanding—Diluted	33,694	33,623	32,821

The accompanying notes to the consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$143,166	$130,132	$109,724
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $9,006, $(625) and $(827), respectively)	16,487	(1,145)	(1,513)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $1,067, $1,162 and $1,153, respectively)	1,953	2,128	2,110
Amortization of gain on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $0, $0 and $(157), respectively)	—	—	(287)
Foreign currency translation adjustment	60	203	32
Other comprehensive (loss) income, net of tax	18,500	1,186	342
Comprehensive income	$161,666	$131,318	$110,066

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2010	33,725,066	$34	3,011,843	$(37,535)	$399,816	$76,053	$(8,774)	$(1,184)	$(9,958)
Issuance of common stock	2,500,000	2	—	—	85,722	—	—	—	—
Stock compensation-restricted stock activity	119,000	—	—	—	2,284	—	—	—	—
Stock options exercised, net of retirements	68,593	—	—	—	1,247	—	—	—	—
Excess tax benefits from stock compensation	—	—	—	—	399	—	—	—	—
Net income	—	—	—	—	—	109,724	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	32	32
Change in fair value-cash flow hedges, net of income taxes $(827)	—	—	—	—	—	—	(1,513)	—	(1,513)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $996	—	—	—	—	—	—	1,823	—	1,823
Common stock dividends declared	—	—	—	—	—	(65,328)	—	—	—
Balance at December 31, 2011	36,412,659	$36	3,011,843	$(37,535)	$489,468	$120,449	$(8,464)	$(1,152)	$(9,616)
Stock compensation-restricted stock activity	142,000	1	—	—	3,706	—	—	—	—
Stock options exercised, net of retirements	142,707	—	—	—	282	(3,212)	—	—	—
Net income	—	—	—	—	—	130,132	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	203	203
Change in fair value-cash flow hedges, net of income taxes $(625)	—	—	—	—	—	—	(1,145)	—	(1,145)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,162	—	—	—	—	—	—	2,128	—	2,128
Common stock dividends declared	—	—	—	—	—	(78,922)	—	—	—
Balance at December 31, 2012	36,697,366	$37	3,011,843	$(37,535)	$493,456	$168,447	$(7,481)	$(949)	$(8,430)
Stock compensation-restricted stock activity	146,750	—	—	—	5,216	—	—	—	—
Stock options exercised, net of retirements	14,662	—	—	—	182	(417)	—	—	—
Net income	—	—	—	—	—	143,166	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	60	60
Change in fair value-cash flow hedges, net of income taxes $9,006	—	—	—	—	—	—	16,487	—	16,487
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,067	—	—	—	—	—	—	1,953	—	1,953
Common stock dividends declared	—	—	—	—	—	(90,704)	—	—	—
Balance at December 31, 2013	36,858,778	$37	3,011,843	$(37,535)	$498,854	$220,492	$10,959	$(889)	$10,070
The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$143,166	$130,132	$109,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,073	193,466	152,576
Amortization of deferred financing costs	7,260	5,827	4,732
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	3,020	3,290	3,263
Net (gain) on sale of leasing equipment	(26,751)	(44,509)	(51,969)
Net (gain) loss on interest rate swaps	(8,947)	2,469	27,354
Write-off of deferred financing costs	4,000	—	1,143
Deferred income taxes	77,699	70,428	59,386
Stock compensation charge	5,216	3,706	2,284
Changes in operating assets and liabilities:
Net equipment (purchased) sold for resale activity	(11,186)	7,832	(9,468)
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(24,235)	(49,124)	(12,524)
Accounts receivable	(2,811)	(14,872)	(10,149)
Net (deferred revenue)	(1,572)	(9,048)	(530)
Accounts payable and other accrued expenses	(3,982)	3,145	1,679
Income taxes payable	(220)	(119)	272
Other assets	958	7,587	(7,919)
Net cash provided by operating activities	366,688	310,210	269,854
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(660,492)	(831,826)	(815,730)
Proceeds from sale of equipment, net of selling costs	140,724	133,367	123,659
Cash collections on finance lease receivables, net of income earned	39,470	35,326	35,940
Other	84	219	13
Net cash (used in) investing activities	(480,214)	(662,914)	(656,118)
Cash flows from financing activities:
Issuance of common stock	—	—	85,724
Stock options exercised, related activity, and excess tax benefits from stock compensation	(235)	(2,930)	1,646
Financing fees paid under debt facilities	(13,897)	(8,249)	(12,101)
Borrowings under debt facilities and proceeds under capital lease obligations	1,206,735	672,404	714,483
Payments under debt facilities and capital lease obligations	(993,011)	(304,094)	(249,056)
Decrease (increase) in restricted cash	6,711	(1,371)	(11,448)
Common stock dividends paid	(89,745)	(78,090)	(64,701)
Net cash provided by financing activities	116,558	277,670	464,547
Net increase (decrease) in unrestricted cash and cash equivalents	$3,032	$(75,034)	$78,283
Unrestricted cash and cash equivalents, beginning of period	65,843	140,877	62,594
Unrestricted cash and cash equivalents, end of period	$68,875	$65,843	$140,877
Supplemental disclosures:
Interest paid	$101,535	$104,834	$96,333
Income taxes paid (refunded)	$225	$(147)	$355
Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$112,268	$111,176	$55,320
The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation, Business Combination
A.    Description of the Business
TAL International Group, Inc. ("TAL" or the "Company") leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term (including finance leases) and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.
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
Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. The increase in estimated residual values resulted in a decrease in depreciation expense of $13.8 million ($9.0 million after tax or $0.27 per fully diluted share) for the year ended December 31, 2013. Also effective October 1, 2012, the Company revised the estimated depreciation start date used in its leasing equipment depreciation policy. Under the Company's revised estimate, depreciation on leasing equipment begins on the date of initial on-hire.
C.    Business Combination
Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing for $11.9 million. Martec Leasing is a worldwide supplier of rolltrailer equipment. Of the total purchase price, the Company preliminarily allocated $8.5 million to Leasing equipment, $0.8 million to other assets representing the acquisition date fair value of above-market leases, and $2.6 million to Goodwill, in its consolidated balance sheet. The company believes that the acquisition of Martec Leasing compliments our current leasing business by expanding our product types available for our existing customer base.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Concentration of Credit Risk
The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for 17%, 16%, and 16% of the Company's leasing revenues in 2013, 2012, and 2011. Mediterranean Shipping Company accounted for 9%, 10%, and 12% of the Company's leasing revenues in 2013, 2012 and 2011. No other customer exceeded 10% of the Company's leasing revenues in 2013, 2012 or 2011.
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
In 2012, after conducting its regular depreciation policy review, the Company decided to increase the estimated residual values used in its equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. Without this change, the Company's depreciation expense would have been $19.0 million higher ($12.3 million or $0.37 per diluted share) for the year ended December 31, 2013 and $5.2 million higher ($3.4 million or $0.10 per fully diluted share) for the year ended December 31, 2012.
The estimated useful lives and residual values for the majority of the Company's leasing equipment purchased new from the factory are as follows:

		Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012	Prior to October 1, 2012
Dry containers
20 foot	13	$1,000	$900
40 foot	13	$1,200	$1,100
40 foot high cube	13	$1,400	$1,200
Refrigerated containers
20 foot	12	$2,500	$2,500
40 foot high cube	12	$3,500	$3,400
Special containers
40 foot flat rack	14	$1,500	$1,200
40 foot open top	14	$2,300	$2,100
Tank containers	20	$3,000	$3,000
Chassis	20	$1,200	$1,200
Depreciation on leasing equipment starts on the date of initial on-hire.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
For leasing equipment acquired through sale-leaseback transactions, we often adjust our estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.
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

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31,
	2013	2012
Dry container units	$2,352,069	$2,247,918
Refrigerated container units	647,090	617,618
Special container units	191,939	181,646
Tank container units	161,224	138,614
Chassis	62,582	63,578
	$3,414,904	$3,249,374
Included in the amounts above are units not on lease at December 31, 2013 and 2012 with a total net book value of $306.5 million and $302.7 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of income.
The Company provides an allowance recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowance is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, the Company believes will ultimately not be recovered. In certain cases, the equipment allowance includes an accrual for costs expected to be incurred for the portion of units on hire that the Company believes it will recover. As of December 31, 2013 and 2012, the Company's allowance for equipment on lease was $1.4 million and $0.1 million, respectively.
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
Goodwill
The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, the Company recorded $71.9 million of goodwill. Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing (a worldwide supplier of rolltrailers) where the Company recorded $2.6 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $73.5 million and $1.0 million, respectively, to each reporting unit. The Company has elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2013, indicated that no impairment of goodwill existed.
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
Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of December 31, 2013 and December 31, 2012.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
The Company does not measure gross net investment in financing leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's gross net investment in financing leases and debt are listed in the table below as of the dates indicated (in thousands).

	December 31, 2013	December 31, 2012
Assets
Gross Net Investment in Financing Leases - carrying value	$258,233	$122,830
Gross Net Investment in Financing Leases - fair value	$265,745	$122,830
Liabilities
Debt—carrying value	$2,817,933	$2,604,015
Debt—estimated fair value	$2,787,582	$2,701,668
The Company estimated the fair value of its gross net investment in financing leases and debt instruments based on the net present value of its future debt payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date. In 2012, the Company believed the gross investment in financing leases carrying value approximated its fair value.
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
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of income.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Management Fee Income and Other Revenues
The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2013 and 2012, approximately $3.0 million and $4.1 million, respectively, was reflected in accounts payable and other accrued expenses, which represent unpaid net earnings owed to third party owners of managed equipment.
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
Derivative Instruments
The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings and its foreign currency rate exposure on certain of its foreign currency based finance lease receivables. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities.
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
If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2013 and 2012, the Company had no liabilities related to uncertain tax positions.
Foreign Currency Translation and Remeasurement
The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the weighted average of exchange rates for the year as to statements of income accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive loss.
The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses as net foreign exchange gains and losses.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation—Stock Compensation ("ASC 718") which requires that compensation costs relating to stock-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

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
Note 3—Debt
Debt consisted of the following (amounts in thousands):

	December 31, 2013	December 31, 2012
Asset backed securitization (ABS) term notes	$1,303,128	$1,343,826
Term loan facilities	865,089	698,570
Asset backed warehouse facility	83,000	355,000
Revolving credit facilities	450,000	75,000
Capital lease obligations	116,716	131,619
Total Debt	$2,817,933	$2,604,015
As of December 31, 2013, the Company had $1,322.0 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a weighted average effective interest rate of 4.70% in 2013, are scheduled to mature between 2014 and 2024, and had a weighted average remaining term of 4.6 years as of December 31, 2013.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)
As of December 31, 2013, the Company had $1,495.9 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a weighted average effective interest rate of 2.5% in 2013, are scheduled to mature between 2014 and 2018, and had a weighted average remaining term of 3.0 years as of December 31, 2013. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.36% in 2013.
The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2013, the Company had interest rate swaps in place with a net notional amount of $1,137.0 million and a weighted average remaining term of 5.7 years to fix the floating interest rates on a portion of its floating rate debt obligations. These interest rate swaps had a weighted average fixed leg interest rate of 1.39% in 2013 (see Note 4 for additional information on the Company's interest rate swap agreements).
As of December 31, 2013, the Company had a combined $2,459.0 million of debt on facilities with fixed interest rate debt and floating rate debt, which is fixed due to interest rate swap contracts. This accounts for 87.3% of total debt. These facilities had a weighted average remaining term of 5.1 years.
Asset Backed Securitization Term Notes
The Company’s Asset Backed Securitization (“ABS”) facilities have been used to finance its existing container fleet and new container purchases. Under the facilities, indirect wholly‑owned subsidiaries of the Company issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
The Company’s borrowings under the ABS facilities amortize in equal monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold equipment not outstanding more than 60 days plus 100% of restricted cash. The net book values for purposes of calculating the Company’s borrowing capacity is the original equipment cost depreciated over 12 years to either 20% or 32% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 87%. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
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
Asset Backed Warehouse Facility
The asset backed warehouse facility has a maximum borrowing capacity of $550.0 million. Under the amended facility effective as of July 2, 2013, funds are available on a revolving basis until July 2, 2015, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of July 2, 2019. The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. We primarily use the proceeds of this facility to finance the acquisition of equipment.
The borrowing capacity under the asset backed warehouse facility is determined by applying the advance rate of 81% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating the Company's borrowing capacity is the original equipment cost depreciated over 13, 12, and 20 years to 40%, 25%, and 15% of original equipment cost for dry containers, refrigerated containers, and tank containers, respectively. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)
Revolving Credit Facilities
The Company’s revolving credit facilities have a maximum borrowing capacity of $550.0 million with maturity dates on November 30, 2016 and March 12, 2018. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
Debt maturities excluding capital lease obligations (amounts in thousands):

Years ending December 31,
2014	$383,250
2015	368,510
2016	367,095
2017	213,581
2018	760,947
2019 and thereafter	607,834
Total	$2,701,217
Capital Lease Obligations
The Company has entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.
At December 31, 2013, future lease payments under these capital leases were as follows (in thousands):

Years ending December 31,
2014	$24,027
2015	39,717
2016	29,923
2017	18,771
2018	9,318
2019 and thereafter	8,500
Total future payments	130,256
Less: amount representing interest	(13,540)
Capital lease obligations	$116,716

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
As of December 31, 2013, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,137 Million	1.51%	5.7 years

(1)
As of December 31, 2013, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,443.3 million of pay-fixed rate/receive-floating rate agreements and $306.3 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements which offset.

The Company’s net expense on its interest rate swap agreements was $12.3 million, $22.0 million and $31.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company records net expense on its interest rate swap agreements in interest and debt expense in its consolidated statements of income.
In 2013, the Company terminated certain interest rate swap agreements and entered into new swap agreements with lower fixed interest rates, and longer maturities. The Company designated these interest rate swap agreements as cash flow hedges at their inception. There was no material ineffectiveness associated with these cash flow hedges in the period from designation through December 31, 2013. The Company made net payments of $24.2 million to its interest rate swap counterparties related to the termination of those agreements. As the terminated interest rate swap agreements were non-designated, the entire amount paid at termination has been recognized in the Company's statements of net income.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)
The Company recognized $3.0 million for the year ended December 31, 2013 and $3.3 million for the years ended December 31, 2012 and 2011, in interest and debt expense related to the amortization of accumulated other comprehensive income (loss) attributable to designated interest rate swap agreements and losses on terminated interest rate swap agreements that had been designated as cash flow hedges. As of December 31, 2013, the unamortized pre-tax balance in accumulated other comprehensive income (loss) attributable to designated interest rate swap agreements and gains/losses on terminated interest rate swap agreements that had been designated as cash flow hedges was $16.9 million, of which approximately $15.5 million is expected to be amortized or expensed to interest and debt expense over the next 12 months. Amounts recorded in accumulated other comprehensive income (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.

Foreign Currency Exchange Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 1.0 million Euros and receive approximately $1.6 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of income in administrative expenses.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$27.0	Fair value of derivative instruments	$—	Fair value of derivative instruments	$1.4	Fair value of derivative instruments	$—
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.3	Fair value of derivative instruments	1.4	Fair value of derivative instruments	0.5	Fair value of derivative instruments	34.6
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.2	Fair value of derivative instruments	0.5	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$27.5		$1.9		$1.9		$34.6

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Year Ended December 31,
	Location of (Gain) Loss on Derivative Instruments
		2013	2012	2011
Realized loss on interest rate swap agreements	Interest expense	$12.3	$22.0	$31.4
Unrealized loss (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	(25.5)	1.8	2.3
Net (gain) loss on interest rate swaps, not designated	Net (gain) loss on interest rate swaps	(8.9)	2.5	27.4
Foreign exchange agreements, not designated	Administrative expenses	0.3	0.3	0.1

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2013	December 31, 2012
Gross finance lease receivables (1)	$320,149	$152,321
Allowance on gross finance lease receivables	(1,057)	(897)
Gross finance lease receivables, net of allowance	319,092	151,424
Unearned income (2)	(61,916)	(29,491)
Net investment in finance leases (3)	$257,176	$121,933

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $5.0 million and $6.5 million of unguaranteed residual value at December 31, 2013 and 2012, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2013 and 2012.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2013 and 2012.

(3)
As of December 31, 2013, approximately 44% of the Company's net investment in finance leases were with Hapag Lloyd AG. In 2013 and 2012, approximately 21% and 53% of the Company’s net investment in finance leases were with Mediterranean Shipping Company.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$64,896
2015	58,336
2016	48,754
2017	36,929
2018	30,724
2019 and thereafter	80,510
Total	$320,149
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	December 31, 2013	December 31, 2012
Tier 1	$283,172	$109,883
Tier 2	36,977	42,438
Tier 3	—	—
Gross finance lease receivables	$320,149	$152,321
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of December 31, 2013, approximately $0.2 million of the Company's Tier 1 gross finance lease receivables and $0.2 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of December 31, 2013, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other (a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2013	$897	$159	$1	$1,057
For the year ended December 31, 2012	$1,073	$(177)	$1	$897
For the year ended December 31, 2011	$1,169	$(94)	$(2)	$1,073
(a) Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options
Dividends
We paid the following quarterly dividends during the years ended December 31, 2013 and 2012 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
December 6, 2012	December 27, 2012	$20.6 Million	$0.62
September 4, 2012	September 25, 2012	$20.0 Million	$0.60
June 1, 2012	June 22, 2012	$19.2 Million	$0.58
March 8, 2012	March 29, 2012	$18.3 Million	$0.55
Treasury Stock
On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company’s common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock. There were no material purchases of treasury stock during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, a total of 988,157 shares may yet be repurchased under the stock repurchase program.
Stock Based Compensation Plans
In October 2005, the Company adopted the TAL International Group, Inc. 2005 Management Omnibus Incentive Plan (the “2005 Plan”), which provides for the issuance of awards in the form of stock options, stock appreciation rights and restricted stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2005 Plan.
The Company records compensation cost relating to stock based payment transactions in accordance with ASC 718. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award) on a straight-line basis.
The Company recognized $5.2 million, $3.7 million, and $2.3 million of compensation costs that were reported in administrative expenses for the years ended 2013, 2012 and 2011, respectively, which relate to the Company’s stock based compensation plans as a result of restricted shares granted during the years 2009 through 2013.
Total unrecognized compensation cost of approximately $5.1 million as of December 31, 2013 related to restricted shares granted during 2013, 2012 and 2011will be recognized over the remaining weighted average vesting period of approximately 1.7 years.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Stock option activity under the Plans for the year ended December 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value ($ in 000’s)
Outstanding: January 1, 2013	66,186	$18.15	2.8	$1,206
Granted	—	—	—	—
Exercised(1)	(35,345)	$18.28	—	$836
Canceled	—	—	—	—
Outstanding: December 31, 2013	30,841	$18.00	1.8	$1,214
Exercisable: December 31, 2013	30,841	$18.00	1.8	$1,214

(1) Plan participants tendered 20,683 shares of common stock, all of which were subsequently retired by the Company, to satisfy payment of the exercise price and, in certain instances, withholding taxes, for a portion of the options exercised during the year ended December 31, 2013.
Restricted stock activity for the year ended December 31, 2013 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2013	353,250	$27.24
Granted	146,750	41.99
Vested(1)	(145,500)	20.09
Nonvested at December 31, 2013	354,500	$36.28

(1)The fair value of restricted stock awards that vested during 2013 was $5.5 million.
Issuance of Common Stock
On April 6, 2011, the Company completed a public offering of 5,500,000 shares of common stock. Of the total shares offered, the Company issued and sold 2,500,000 shares of common stock and certain of the Company’s stockholders sold an aggregate of 3,000,000 shares of common stock. The Company’s proceeds from the offering were $85.7 million.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	11,643	—	11,643
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	4,844	—	4,844
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,953	—	1,953
Foreign currency translation adjustment	—	60	60
Other comprehensive income (loss)	18,440	60	18,500
Balance as of December 31, 2013	$10,959	$(889)	$10,070
The following table presents reclassifications out of Accumulated other comprehensive income (loss) for the period indicated (in thousands):

	Balance as of December 31, 2013	Affected Line Item in the Consolidated Statements of Income
Realized loss on interest rate swap agreements, designated as cash flow hedges	$7,470	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	3,020	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income before income tax	10,490	Income before income taxes
Income tax (benefit)	(3,693)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$6,797	Net income

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

Year Ended December 31, 2013	Equipment Leasing	Equipment Trading	Totals
Total revenues	$556,690	$86,167	$642,857
Equipment trading expenses	—	62,726	62,726
Depreciation and amortization expense	203,157	1,916	205,073
Net (gain) on sale of leasing equipment	(26,751)	—	(26,751)
Interest and debt expense	109,175	2,550	111,725
Income before income taxes(1)	198,210	17,708	215,918
Equipment held for sale at December 31	33,132	24,910	58,042
Goodwill at December 31	73,523	1,000	74,523
Total assets at December 31	3,966,762	78,534	4,045,296
Purchases of leasing equipment and investments in finance leases(2)	644,288	16,204	660,492

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (Continued)

Year Ended December 31, 2012	Equipment Leasing	Equipment Trading	Totals
Total revenues	$519,860	$69,312	$589,172
Equipment trading expenses	—	53,431	53,431
Depreciation and amortization expense	189,710	3,756	193,466
Net (gain) on sale of leasing equipment	(44,509)	—	(44,509)
Interest and debt expense	111,598	3,031	114,629
Income before income taxes(1)	195,166	8,167	203,333
Equipment held for sale at December 31	16,936	30,203	47,139
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,620,228	80,966	3,701,194
Purchases of leasing equipment and investments in finance leases(2)	822,698	9,128	831,826

Year Ended December 31, 2011	Equipment Leasing	Equipment Trading	Totals
Total revenues	$448,292	$68,395	$516,687
Equipment trading expenses	—	51,330	51,330
Depreciation and amortization expense	150,336	2,240	152,576
Net (gain) on sale of leasing equipment	(51,969)	—	(51,969)
Interest and debt expense	102,858	2,612	105,470
Income before income taxes(1)	186,865	11,369	198,234
Equipment held for sale at December 31	14,061	32,987	47,048
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,112,239	85,064	3,197,303
Purchases of leasing equipment and investments in finance leases(2)	782,569	33,161	815,730

_______________________________________________________________________________

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $8.9 million and net losses on interest rate swaps of $2.5 million and $27.4 million for the years ended December 31, 2013, 2012 and 2011 respectively, and the write-off of deferred financing costs of $4.0 million and $1.1 million for the years ended December 31, 2013 and 2011. There was no write-off of deferred financing costs in 2012.

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
The following table represents the geographic allocation of revenues for the periods indicated based on customers' primary domicile and allocates equipment trading revenue based on the location of sale (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total revenues:
United States of America	$40,225	$43,867	$41,387
Asia	287,318	252,119	209,731
Europe	277,809	260,181	231,979
Other International	37,505	33,005	33,590
Total	$642,857	$589,172	$516,687
As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.
Note 8—Net (Gain) on Sale of Leasing Equipment
The net (gain) on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Impairment loss on equipment held for sale	$1,838	$247	$141
(Gain) on sale of equipment-net of selling costs	(28,589)	(44,756)	(52,110)
Net (gain) on sale of leasing equipment	$(26,751)	$(44,509)	$(51,969)

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes
The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$—	$—	$526
State	—	—	101
Foreign	—	304	—
	—	304	627
Deferred taxes:
Federal	76,761	69,804	58,536
State	1,105	998	740
Foreign	(167)	(374)	110
	77,699	70,428	59,386
Total	$77,699	$70,732	$60,013
A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is provided below:

	Year Ended December 31,
	2013	2012	2011
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	0.3	0.3	0.3
Foreign income taxed at other than the Federal statutory rate	(0.1)	—	—
Change in enacted tax rates	(0.1)	(0.2)	—
Effect of permanent differences and other, net	0.1	0.1	0.1
Effective income tax rate	35.2%	35.2%	35.4%
Effective April 2013 and April 2012, income tax rate reductions were enacted in the U.K. reducing the corporate tax rate from 24% to 23% and from 26% to 24%, respectively. The Company adjusts its deferred tax assets and liabilities through income tax expense on the date which rate changes are enacted. Accordingly, the Company recorded reductions of approximately $0.1 million and $0.3 million in 2013 and 2012, respectively, in its income tax expense to reflect the impact of these rate changes on the Company’s net deferred income tax liability related to its U.K. operations.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)
Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$113,599	$90,484
Allowance for losses	1,706	1,031
Derivative instruments	4,007	16,300
Deferred income	9,587	10,216
Accrued liabilities and other	99	14
	128,998	118,045
Deferred income tax liabilities:
Accelerated depreciation	457,098	371,841
Goodwill amortization	16,401	14,568
Derivative instruments	9,501	—
Other	4,253	2,095
	487,253	388,504
Net deferred income tax liability	$358,255	$270,459
The Company has U.S. Federal net operating loss carryforwards of approximately $335 million at December 31, 2013. These losses will expire in 2026 through 2034. The Company has unrealized excess tax benefits related to stock-based compensation costs of $4.5 million that it expects to credit to stockholders’ equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.
The Company does not provide for U.S. federal income taxes on undistributed earnings from its U.K. subsidiary because it is the Company’s policy to permanently reinvest its foreign earnings outside of the U.S. These foreign earnings could become subject to additional tax if they are loaned to the Company, remitted as dividends, or if the Company sells the stock of its U.K. subsidiary. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign earnings. As of December 31, 2013 the Company’s cumulative undistributed earnings were approximately $6.2 million.
In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. As of January 1, 2013 and December 31, 2013, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the Company’s effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the consolidated statements of income. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2012 and 2013 tax years remain subject to examination by major tax jurisdictions. The Company's 2011 tax year is currently under examination by the Internal Revenue Service.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Savings Plan
The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2013, 2012 and 2011 were approximately $0.3 million.
Note 11—Rental Income under Operating Leases
The following are the minimum future rentals at December 31, 2013 due to TAL under non-cancelable operating leases of the Company’s equipment (in thousands):

Years ending December 31,
2014	$364,259
2015	292,428
2016	211,935
2017	150,973
2018	101,822
2019 and thereafter	95,363
Total	$1,216,780

Note 12—Commitments and Contingencies
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was $2.1 million for the year ended December 31, 2013 and $2.2 million for the years ended 2012 and 2011.
Future minimum rental commitments under non-cancelable operating leases at December 31, 2013 were as follows (in thousands):

Years ending December 31,
2014	$1,650
2015	1,145
2016	991
2017	841
2018	2,240
2019 and thereafter	536
Total	$7,403

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At December 31, 2013, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of December 31, 2013.
Purchase Commitments
At December 31, 2013, the Company had commitments to purchase equipment in the amount of $82.1 million payable in 2014.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain key interim financial information for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2013:
Total revenues	$156,075	$171,962	$158,428	$156,392
Net income (1) (3)	$37,520	$37,876	$34,661	$33,109
Net income per basic common share	$1.12	$1.13	$1.04	$0.99
Net income per diluted common share	$1.12	$1.12	$1.03	$0.98
2012:
Total revenues	$138,332	$150,023	$149,021	$151,796
Net income (2) (3)	$32,927	$29,297	$31,153	$36,755
Net income per basic common share	$0.99	$0.88	$0.94	$1.11
Net income per diluted common share	$0.98	$0.87	$0.93	$1.09

(1)
Net income for 2013 reflects net gains on interest rate swaps of $3.2 million ($2.0 million on an after-tax basis), $5.3 million ($3.4 million on an after-tax basis), and $0.8 million ($0.5 million on an after-tax basis) in the first, second, and fourth quarters, respectively. Net losses on interest rate swaps of $0.3 million ($0.2 million on an after-tax basis) are reflected in the third quarter.

(2)
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

(3)
Effective October 1, 2012, the Company increased the residual value estimates used in its equipment depreciation policy. Without this change, the Company’s depreciation expense in 2013 would have been $4.9 million higher ($3.2 million after tax or $0.10 per diluted share), $5.0 million higher ($3.2 million after tax or $0.09 per diluted share), $4.7 million higher ($3.0 million after tax or $0.09 per diluted share), and $4.4 million higher ($2.9 million after tax or $0.08 per diluted share) for the quarters ended March 31, June 30, September 30 and December 31, respectively, and would have been $5.2 million higher ($3.4 million after tax or $0.10 per diluted share) in the fourth quarter of 2012 (see Note 2).

Note 14 - Foreign Currency Activities
The Company recorded net foreign currency exchange losses of $0.4 million in the year ended December 31, 2013 and $0.3 million and $0.4 million respectively, in the years ended December 31, 2012 and 2011. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to the Company’s Euro and Pound Sterling transactions and related assets and liabilities.
Note 15—Subsequent Events
Quarterly Dividend
On February 12, 2014, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 24, 2014 to shareholders of record at the close of business on March 3, 2014.

SCHEDULE II
TAL International Group, Inc.
Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease-Allowance for doubtful accounts:
For the year ended December 31, 2013	$897	$159	$—	$1	$1,057
For the year ended December 31, 2012	$1,073	$(177)	$—	$1	$897
For the year ended December 31, 2011	$1,169	$(94)	$—	$(2)	$1,073
Accounts Receivable-Allowance for doubtful accounts:
For the year ended December 31, 2013	$692	$299	$(44)	$1	$948
For the year ended December 31, 2012	$667	$40	$(16)	$1	$692
For the year ended December 31, 2011	$429	$275	$(36)	$(1)	$667
Allowance for equipment loss:
For the year ended December 31, 2013	$21	$2,369	$(1,046)	$4	$1,348
For the year ended December 31, 2012	$156	$(72)	$(62)	$(1)	$21
For the year ended December 31, 2011	$—	$181	$(25)	$—	$156

(a)	Primarily relates to the effect of foreign currency translation.

S-1