Form 10-Q
period 2014-03-31
TAL International Group, Inc.
filed 2014-04-29
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of April 18, 2014, there were 33,994,771 shares of the Registrant's common stock, $0.001 par value outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 20, 2014, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2014, from which the accompanying December 31, 2013 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $946,558 and $910,713	$3,459,396	$3,414,904
Net investment in finance leases, net of allowances of $1,057 and $1,057	250,262	257,176
Equipment held for sale	55,371	58,042
Revenue earning assets	3,765,029	3,730,122
Unrestricted cash and cash equivalents	70,323	68,875
Restricted cash	31,235	29,126
Accounts receivable, net of allowances of $886 and $948	78,968	74,174
Goodwill	74,523	74,523
Deferred financing costs	29,271	29,087
Other assets	15,699	11,898
Fair value of derivative instruments	21,105	27,491
Total assets	$4,086,153	$4,045,296
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$95,068	$112,268
Fair value of derivative instruments	2,380	1,900
Accounts payable and other accrued expenses	50,813	63,022
Net deferred income tax liability	371,644	358,255
Debt	2,871,738	2,817,933
Total liabilities	3,391,643	3,353,378
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,006,614 and 36,858,778 shares issued respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	500,715	498,854
Accumulated earnings	225,922	220,492
Accumulated other comprehensive income	5,371	10,070
Total stockholders' equity	694,510	691,918
Total liabilities and stockholders' equity	$4,086,153	$4,045,296

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing revenues:
Operating leases	$139,330	$134,054
Finance leases	4,953	3,098
Total leasing revenues	144,283	137,152
Equipment trading revenues	12,487	18,286
Management fee income	450	619
Other revenues	34	18
Total revenues	157,254	156,075
Operating expenses (income):
Equipment trading expenses	10,839	15,611
Direct operating expenses	8,682	5,962
Administrative expenses	11,832	11,904
Depreciation and amortization	53,803	49,317
Provision (reversal) for doubtful accounts	31	(82)
Net (gain) on sale of leasing equipment	(3,096)	(10,261)
Total operating expenses	82,091	72,451
Operating income	75,163	83,624
Other expenses:
Interest and debt expense	27,619	28,883
Write-off of deferred financing costs	1,170	—
Net loss (gain) on interest rate swaps	373	(3,152)
Total other expenses	29,162	25,731
Income before income taxes	46,001	57,893
Income tax expense	15,990	20,373
Net income	$30,011	$37,520
Net income per common share—Basic	$0.89	$1.12
Net income per common share—Diluted	$0.89	$1.12
Cash dividends paid per common share	$0.72	$0.64
Weighted average number of common shares outstanding—Basic	33,608	33,469
Dilutive stock options and restricted stock	168	172
Weighted average number of common shares outstanding—Diluted	33,776	33,641

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$30,011	$37,520
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(2,858) and $(875))	(5,195)	(1,601)
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $254 and $277)	461	506
Foreign currency translation adjustment	35	(346)
Other comprehensive (loss) income, net of tax	(4,699)	(1,441)
Comprehensive income	$25,312	$36,079

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$30,011	$37,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,803	49,317
Amortization of deferred financing costs	1,922	1,683
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	715	783
Net (gain) on sale of leasing equipment	(3,096)	(10,261)
Net loss (gain) on interest rate swaps	373	(3,152)
Write-off of deferred financing costs	1,170	—
Deferred income taxes	15,990	20,310
Stock compensation charge	1,808	1,857
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(8,677)	(18,835)
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(1,670)	—
Other changes in operating assets and liabilities	(17,918)	(12,763)
Net cash provided by operating activities	74,431	66,459
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(148,622)	(195,221)
Proceeds from sale of equipment, net of selling costs	39,461	37,352
Cash collections on finance lease receivables, net of income earned	12,004	8,951
Other	25	(316)
Net cash (used in) investing activities	(97,132)	(149,234)
Cash flows from financing activities:
Stock options exercised and stock related activity	(51)	(304)
Financing fees paid under debt facilities	(3,276)	(7,527)
Borrowings under debt facilities	356,017	549,207
Payments under debt facilities and capital lease obligations	(302,231)	(441,475)
(Increase) in restricted cash	(2,109)	(2,686)
Common stock dividends paid	(24,201)	(21,429)
Net cash provided by financing activities	24,149	75,786
Net increase (decrease) in unrestricted cash and cash equivalents	$1,448	$(6,989)
Unrestricted cash and cash equivalents, beginning of period	68,875	65,843
Unrestricted cash and cash equivalents, end of period	$70,323	$58,854
Supplemental non-cash investing activities:
Equipment purchases payable	$95,068	$74,163

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
D.    Business Combination
Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing for $11.9 million. Martec Leasing is a worldwide supplier of rolltrailers. Of the total purchase price, the Company allocated $8.5 million to Leasing equipment, $0.8 million to Other assets representing the acquisition date fair value of above-market leases, and $2.6 million to Goodwill, in its consolidated balance sheet. The Company believes that the acquisition of Martec Leasing compliments our current leasing business by expanding the product types available for our existing customer base.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of March 31, 2014 and December 31, 2013.
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
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Assets
Net Investment in Finance Leases - carrying value	$251,319	$258,233
Net Investment in Finance Leases - fair value	$258,033	$265,745
Liabilities
Debt—carrying value	$2,871,738	$2,817,933
Debt—estimated fair value	$2,859,387	$2,787,582
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends
The Company paid the following quarterly dividends during the three months ended March 31, 2014 and 2013 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
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
During the three months ended March 31, 2014 and 2013, the Company recognized compensation costs of $1.8 million and $1.9 million, respectively, in administrative expenses related to the Company's stock based compensation plans as a result of restricted shares granted in 2012, 2013 and 2014.
Total unrecognized compensation costs of approximately $9.8 million as of March 31, 2014 related to restricted shares granted during 2012, 2013 and 2014 will be recognized over the remaining weighted average vesting period of approximately 2.2 years.
During the three months ended March 31, 2014, plan participants exercised 2,950 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 2,364 shares, all of which were subsequently retired by the Company, to satisfy payment of withholding taxes related to activity under the Company's stock compensation plans.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(7,088)	—	(7,088)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	1,893	—	1,893
Amortization of net loss on derivative instruments previously designated as cash flow hedges	461	—	461
Foreign currency translation adjustment	—	35	35
Other comprehensive income (loss)	(4,734)	35	(4,699)
Balance as of March 31, 2014	$6,225	$(854)	$5,371

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	(1,601)	—	(1,601)
Amortization of net loss on derivative instruments previously designated as cash flow hedges	506	—	506
Foreign currency translation adjustment	—	(346)	(346)
Other comprehensive income (loss)	(1,095)	(346)	(1,441)
Balance as of March 31, 2013	$(8,576)	$(1,295)	$(9,871)
The following table presents reclassifications out of Accumulated other comprehensive income for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Realized loss on interest rate swap agreements, designated as cash flow hedges	$2,903	$—	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	715	783	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	3,618	783	Income before income taxes
Income tax (benefit)	(1,264)	(277)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$2,354	$506	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2014	December 31, 2013
Gross finance lease receivables	$309,679	$320,149
Allowance on gross finance lease receivables	(1,057)	(1,057)
Gross finance lease receivables, net of allowance	308,622	319,092
Unearned income	(58,360)	(61,916)
Net investment in finance leases	$250,262	$257,176
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. The Company's historical loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%. Net investment in finance lease receivables is charged off after an analysis is completed which indicates that collection of the full balance is remote.
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
The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:
        Tier 1—These customers are typically large international shipping lines who have been in business for many years and have established class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	March 31, 2014	December 31, 2013
Tier 1	$282,624	$283,172
Tier 2	27,055	36,977
Tier 3	—	—
Gross finance lease receivables	$309,679	$320,149
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2014, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.4 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of March 31, 2014, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the three months ended
March 31, 2014	$1,057	$—	$—	$1,057
March 31, 2013	$897	$(73)	$(1)	$823
_______________________________________________________________________________
(a) Primarily relates to the effect of foreign currency translation.
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Asset backed securitization (ABS) term notes	$1,406,792	$1,303,128
Term loan facilities	841,014	865,089
Asset backed warehouse facility	—	83,000
Revolving credit facilities	515,000	450,000
Capital lease obligations	108,932	116,716
Total Debt	$2,871,738	$2,817,933
As of March 31, 2014, the Company had $1,442.7 million of debt outstanding on facilities with fixed interest rates and $1,429.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2014, the Company had interest rate swaps in place with a net notional amount of $986.5 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2014, was in compliance with all such covenants.
Asset Backed Securitization Term Notes
In February 2014, the Company issued $270.9 million of Class A fixed rate secured notes and $20.1 million of Class B fixed rate secured notes under the Asset Backed Securitization ("ABS") facilities.

In March 2014, the Company prepaid all of the outstanding principal balance on a certain fixed rate secured note issued under the ABS facilities in the amount of $120.4 million.

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
As of March 31, 2014, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$986.5 Million	1.47%	5.5 years
_______________________________________________________________________________

(1)
As of March 31, 2014, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,283.4 million of pay-fixed rate/receive-floating rate agreements and $296.9 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

During the three months ended March 31, 2014, the Company terminated a pay-fixed rate/receive-floating rate interest rate swap agreement with an aggregate notional amount of $150.0 million. The Company designated this interest rate swap agreement as a cash flow hedge at its inception. There was no material ineffectiveness associated with this cash flow hedge in the period from designation through March 31, 2014. The Company made a net payment of $1.7 million to its interest rate swap counterparty related to the termination of the agreement.
The Company recognized amortization of accumulated other comprehensive income attributable to losses on terminated interest rate swap agreements that had been designated as cash flow hedges in interest and debt expense of $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

The following table represents amounts in accumulated other comprehensive income / (loss) related to interest rate swap agreements (in millions):

Three Months Ended March 31, 2014
Unrecognized income (loss)	$9.6
Income (loss) expected to be recognized over the next 12 months in interest and debt expense	($8.5)

Amounts recorded in accumulated other comprehensive income attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt agreements.

Foreign Currency Exchange Rate Swaps
In April 2008, the Company entered into foreign currency rate swap agreements to manage foreign currency rate risk exposure by exchanging Euros for U.S. dollars based on expected payments under its Euro denominated finance lease receivables. The Company will pay a total of approximately 0.3 million Euros and receive approximately $0.5 million over the remaining term of the foreign currency rate swap agreements, which expire in April 2015. The Company does not account for the foreign currency rate swap agreements as hedging instruments under ASC 815, and therefore changes in the fair value of the foreign currency rate swap agreements are reflected in the consolidated statements of income in administrative expenses.
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
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$20.7	Fair value of derivative instruments	$27.0	Fair value of derivative instruments	$1.6	Fair value of derivative instruments	$1.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.4	Fair value of derivative instruments	0.3	Fair value of derivative instruments	0.8	Fair value of derivative instruments	0.5
Foreign exchange contracts, not designated	Fair value of derivative instruments	—	Fair value of derivative instruments	0.2	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$21.1		$27.5		$2.4		$1.9

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended March 31,
	Location of (Gain) Loss on Derivative Instruments
		2014	2013
Realized loss on interest rate swap agreements	Interest and debt expense	$3.2	$3.1
Unrealized loss (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	8.1	2.5
Net (gain) loss on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.4	(3.2)
Foreign exchange agreements, not designated	Administrative expenses	0.1	—
Note 8—Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments:

•	Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•
Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

The following table show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total revenues	$141,267	$15,987	$157,254	$134,895	$21,180	$156,075
Equipment trading expenses	—	10,839	10,839	—	15,611	15,611
Depreciation and amortization expense	53,424	379	53,803	48,581	736	49,317
Net (gain) on sale of leasing equipment	(3,096)	—	(3,096)	(10,261)	—	(10,261)
Interest and debt expense	26,966	653	27,619	28,160	723	28,883
Income before income taxes(1)	43,682	3,862	47,544	51,002	3,739	54,741
Equipment held for sale at March 31	32,626	22,745	55,371	19,634	31,018	50,652
Goodwill at March 31	73,523	1,000	74,523	70,898	1,000	71,898
Total assets at March 31	4,010,968	75,185	4,086,153	3,724,228	77,879	3,802,107
Purchases of leasing equipment and investments in finance leases(2)	145,247	3,375	148,622	194,673	548	195,221
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.4 million and net gains on interest rate swaps of $3.2 million for the three months ended March 31, 2014 and 2013, respectively, and the write-off of deferred financing costs of $1.2 million for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
Total revenues:
United States of America	$8,861	$10,854
Asia	69,855	68,384
Europe	69,872	67,945
Other International	8,666	8,892
Total	$157,254	$156,075
As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At March 31, 2014, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of March 31, 2014.
Purchase Commitments
At March 31, 2014, commitments for capital expenditures totaled approximately $81.3 million.
Note 10—Income Taxes
The consolidated income tax expense for the three months ended March 31, 2014 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2014 and the year ended December 31, 2013. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On April 22, 2014, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 24, 2014 to shareholders of record at the close of business on June 3, 2014.
Debt Facilities
On April 2, 2014, the Company closed a $350.0 million senior secured term loan facility and used the proceeds to prepay its outstanding principal balance on certain term loan facilities in the amount of $194.6 million, to prepay all of the outstanding principal balance of the TAL Advantage II LLC Series 2008-1 Notes in the amount of $119.6 million, and for general corporate purposes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2014, our total fleet consisted of 1,294,542 containers and chassis, including 18,910 containers under management for third parties, representing 2,124,228 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of March 31, 2014. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2014, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 52% of our leasing revenues, and our largest customer, CMA CGM, accounted for 17% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEUs"):

	Equipment Fleet in Units
	March 31, 2014			December 31, 2013			March 31, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,094,422	17,500	1,111,922	1,087,462	17,971	1,105,433	1,024,044	20,132	1,044,176
Refrigerated	66,462	57	66,519	63,967	63	64,030	59,956	97	60,053
Special	55,273	1,353	56,626	55,295	1,466	56,761	55,181	1,654	56,835
Tank	8,317	—	8,317	8,100	—	8,100	6,607	—	6,607
Chassis	13,720	—	13,720	13,724	—	13,724	13,391	—	13,391
Equipment leasing fleet	1,238,194	18,910	1,257,104	1,228,548	19,500	1,248,048	1,159,179	21,883	1,181,062
Equipment trading fleet	37,438	—	37,438	40,374	—	40,374	42,057	—	42,057
Total	1,275,632	18,910	1,294,542	1,268,922	19,500	1,288,422	1,201,236	21,883	1,223,119
Percentage	98.5%	1.5%	100.0%	98.5%	1.5%	100.0%	98.2%	1.8%	100.0%

	Equipment Fleet in TEUs
	March 31, 2014			December 31, 2013			March 31, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,769,678	30,967	1,800,645	1,759,100	31,875	1,790,975	1,649,916	36,074	1,685,990
Refrigerated	126,973	101	127,074	122,466	113	122,579	115,044	172	115,216
Special	99,937	2,294	102,231	99,473	2,481	101,954	98,807	2,794	101,601
Tank	8,317	—	8,317	8,100	—	8,100	6,607	—	6,607
Chassis	24,496	—	24,496	24,505	—	24,505	23,853	—	23,853
Equipment leasing fleet	2,029,401	33,362	2,062,763	2,013,644	34,469	2,048,113	1,894,227	39,040	1,933,267
Equipment trading fleet	61,465	—	61,465	65,102	—	65,102	66,500	—	66,500
Total	2,090,866	33,362	2,124,228	2,078,746	34,469	2,113,215	1,960,727	39,040	1,999,767
Percentage	98.4%	1.6%	100.0%	98.4%	1.6%	100.0%	98.0%	2.0%	100.0%

	Equipment Fleet in CEUs
	March 31, 2014			December 31, 2013			March 31, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Total	2,646,846	29,994	2,676,840	2,609,681	31,062	2,640,743	2,428,725	35,269	2,463,994
Percentage	98.9%	1.1%	100.0%	98.8%	1.2%	100.0%	98.6%	1.4%	100.0%
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ from the current new production cost ratios of our different products as well as the CEU ratios used by others in the industry.
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

As of March 31, 2014, the percentage of our equipment fleet and leasing revenues by equipment type are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEUs	Percent of leasing revenues
Dry	85.9%	58.6%	64.1%
Refrigerated	5.1	24.1	20.7
Special	4.4	5.0	7.4
Tank	0.6	5.0	3.4
Chassis	1.1	2.1	2.0
Equipment leasing fleet	97.1	94.8	97.6
Equipment trading fleet	2.9	5.2	2.4
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	March 31, 2014	December 31, 2013	March 31, 2013
Long-term leases	67.6%	68.0%	66.4%
Finance leases	9.2	9.2	6.5
Service leases	17.7	18.0	20.8
Expired long-term leases (units on-hire)	5.5	4.8	6.3
Total	100.0%	100.0%	100.0%
As of each period ending March 31, 2014, December 31, 2013 and March 31, 2013, our long-term and finance leases combined had average remaining contract terms of approximately 44 months, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the first quarter of 2014 increased 5.2% from the first quarter of 2013.
Owned fleet size.    As of March 31, 2014, our owned fleet included 2,646,846 CEUs, an increase of 1.4% from December 31, 2013 and 9.0% from March 31, 2013. The increase in our fleet size over the first quarter of 2013 was primarily due to our purchases of new containers and the completion of certain sale-leaseback transactions in 2013. TAL invested over $640 million in new and sale leaseback containers in 2013. Our investments in 2013 were supported by a moderate level of global trade growth and the continued market share shift from owned to leased containers. Our customers have been leasing an increasing portion of their equipment needs over the last several years due to strains on their financial performance created by excess vessel capacity and weak freight rates.
Most forecasters expect global containerized trade growth will remain moderately positive and Alphaliner is currently projecting trade growth to be 4.5% for 2014. In addition, we expect many of our shipping line customers will continue to be cautious about committing to large purchases of new containers, and we expect the market share shift from owned to leased containers will continue. As of April 23, 2014, we have purchased over $250 million of containers for delivery in 2014 through new orders and sale-leaseback transactions.
Utilization.    Our average utilization was 97.1% during the first quarter of 2014, down slightly from 97.7% in the first quarter of 2013. Our utilization remains historically high due to the relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect that our utilization will remain at a high level in 2014, though we also expect our utilization will continue to moderate gradually as the global supply and demand for containers continues to normalize.
The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Average Utilization	97.1%	97.0%	97.3%	97.5%	97.7%

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Ending Utilization	96.9%	97.2%	97.0%	97.5%	97.6%
_______________________________________________________________________________

(1)Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs)
excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates for our dry container product line decreased by 4.0% in the first quarter of 2014 compared to the first quarter of 2013, excluding the impact of sale-leaseback transactions. Lower new container prices, widespread availability of attractively priced financing, and extremely aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average rates as we add new containers to our fleet and as existing containers either have leases renegotiated and re-priced at expiration or as the containers are dropped-off from older leases with higher lease rates and picked-up onto new leases with lower lease rates. We expect our dry container lease rates will continue to decrease in 2014 and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2015 and 2016 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates for refrigerated containers were 5.4% lower in the first quarter of 2014 compared to the first quarter of 2013, excluding the impact of sale-leaseback transactions. For several years, our average lease rates for refrigerated containers have been negatively impacted by low market leasing rates. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.
The average lease rates for special containers were approximately 5.4% higher in the first quarter of 2014 compared to the first quarter of 2013, excluding the impact of sale-leaseback transactions. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During the first quarter of 2014, we recognized a $3.1 million gain on the sale of our used containers compared to a gain of $10.3 million in the first quarter of 2013. Our gain on sale in the first quarter of 2013 included a $2.5 million gain related to approximately 3,000 CEUs declared lost by one of our customers.
In the first quarter of 2014, our gain on sale was negatively impacted by lower average sale prices and the higher cost of equipment sold. Our average used container selling prices decreased approximately 19% from the first quarter of 2013 as leasing companies and shipping lines have increased disposal volumes in response to lower global trade growth and the gradual normalization of the container supply/demand balance. We expect used container selling prices will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals continues to be negatively impacted by low disposal volume of high margin original TAL dry containers. Current used dry container sale prices remain well above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have a limited amount of original TAL dry containers of sale age. We have supplemented our original TAL container fleet with the purchase of older containers through more recent sale-leaseback transactions, but we have typically purchased these containers for prices higher than the current net book values of our older original TAL containers, resulting in lower per unit disposal gains from our sale-leaseback containers.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $3.2 million or 4.1% in the first quarter of 2014 as compared to the first quarter of 2013. The average net book value of our revenue earning assets increased by approximately 7.6% from the first quarter of 2013 to the first quarter of 2014 reflecting the addition of approximately $640 million in new and sale-leaseback containers during 2013.
Depreciation expense increased $4.5 million or 9.1% in the first quarter 2014 as compared to the first quarter of 2013 mainly due to the net increase in the size of our depreciable fleet.
Interest expense decreased $1.3 million or 4.4% in the first quarter of 2014 as compared to the first quarter of 2013. The decrease was largely due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt mainly due to new equipment purchases. Our average effective interest rate decreased 0.49% to 3.85% in the first quarter of 2014 as compared to 4.34% in the first quarter of 2013 reflecting the issuance of new debt at interest rates lower than those on our existing debt facilities, and the termination of several interest rate swap agreements and the replacement of those terminated agreements with longer term interest rate swap agreements that have lower fixed interest rates. We use interest rate swap agreements to convert a portion of our floating rate debt to a fixed rate basis to match the duration of our interest rates to the duration of our lease portfolio.
Credit performance.     We recorded a small provision for doubtful accounts during the first quarter of 2014 compared to a small reversal during the first quarter 2013. While our credit performance was strong during the first quarter of 2014, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines have reported modest or negative profitability over the past few years due to persistent excess vessel capacity and weak freight rates. Several large shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Direct operating expenses were $8.7 million in the three months ended March 31, 2014, compared to $6.0 million in the same period in 2013, an increase of $2.7 million primarily due to higher storage and handling costs resulting from higher volume of redeliveries and slightly lower utilization and an increase in the number of containers held for sale. The number of containers held for sale for the three months ended March 31, 2014 increased by 14,383 TEUs compared to the same period in 2013.
Our administrative expenses were $11.8 million in the first quarter of 2014 compared to $11.9 million in the first quarter of 2013.

Dividends
We paid the following quarterly dividends during the three months ended March 31, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2014 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Leasing revenues	$144,283	$137,152
Equipment trading revenues	12,487	18,286
Management fee income	450	619
Other revenues	34	18
Total revenues	157,254	156,075
Operating expenses (income):
Equipment trading expenses	10,839	15,611
Direct operating expenses	8,682	5,962
Administrative expenses	11,832	11,904
Depreciation and amortization	53,803	49,317
Provision (reversal) for doubtful accounts	31	(82)
Net (gain) on sale of leasing equipment	(3,096)	(10,261)
Total operating expenses	82,091	72,451
Operating income	75,163	83,624
Other expenses:
Interest and debt expense	27,619	28,883
Write-off of deferred financing costs	1,170	—
Net loss (gain) on interest rate swaps	373	(3,152)
Total other expenses	29,162	25,731
Income before income taxes	46,001	57,893
Income tax expense	15,990	20,373
Net income	$30,011	$37,520
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$132,003	$128,717
Fee and ancillary lease revenue	7,327	5,337
Total operating lease revenue	139,330	134,054
Finance lease revenue	4,953	3,098
Total leasing revenues	$144,283	$137,152
Total leasing revenues were $144.3 million in the three months ended March 31, 2014, compared to $137.2 million in the same period in 2013, an increase of $7.1 million, or 5.2%.

Per diem revenue increased by $3.3 million, or 2.6%, compared to the three months ended March 31, 2013. The primary reasons for this increase are as follows:

•
$6.4 million increase due to an increase in the average number of units on hire. This reflects an increase in the average number of units on hire from 1,965,471 CEUs in the first quarter of 2013 to 2,017,018 CEUs in the first quarter of 2014; partially offset by

•
$3.1 million decrease due to lower average per diem rates. This decrease is primarily due to lower new on-hire prices, widespread availability of attractively priced financing, and extremely aggressive competition for new leasing transactions.

Fee and ancillary lease revenue increased by $2.0 million in the three months ended March 31, 2014 compared to the same period in 2013. This increase was primarily due to an increase in repair revenue of $1.4 million and fee revenue of $0.4 million.
Finance lease revenue increased by $1.9 million in the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in the average size of our finance lease portfolio.
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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Equipment trading revenues	$12,487	$18,286
Equipment trading expenses	(10,839)	(15,611)
Equipment trading margin	$1,648	$2,675
The equipment trading margin decreased $1.0 million in the three months ended March 31, 2014 compared to the same period in 2013 due to a $0.6 million decrease from the volume of units sold and a $0.4 million decrease in lower per unit margins on equipment sold.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $8.7 million in the three months ended March 31, 2014, compared to $6.0 million in the same period in 2013, an increase of $2.7 million primarily due to higher storage and handling costs resulting from higher volume of redeliveries and slightly lower utilization and an increase in the number of containers held for sale. The number of containers held for sale for the three months ended March 31, 2014 increased by 14,383 TEUs compared to the same period in 2013.
Administrative expenses.    Administrative expenses were $11.8 million in the first quarter of 2014 compared to $11.9 million in the same period in 2013, a decrease of $0.1 million or 0.8%.
Depreciation and amortization.    Depreciation and amortization was $53.8 million in the first quarter of 2014, compared to $49.3 million in the first quarter of 2013, an increase of $4.5 million or 9.1%. This increase is mainly driven by an increase of $5.9 million due to an increase in the size of our depreciable fleet partially offset by a decrease of $1.4 million due to equipment becoming fully depreciated.

Net (gain) on sale of leasing equipment.    Gain on sale of equipment was $3.1 million for the three months ended March 31, 2014 compared to $10.3 million in the same period in 2013, a decrease of $7.2 million. The primary reasons for this decrease are as follows:

•	$5.3 million due to a 19% decline in used dry container selling prices;

•
$0.6 million increase due to an increase in volume. Dry container sale volumes increased by 15%, however the impact on gain on sale was limited due to the disposal of units purchased in sale-leaseback transactions. These units were purchased for prices higher than the net book value of like-vintage original TAL containers, which reduces their disposal gains.

•	$2.5 million decrease due to larger gains in the first quarter of 2013 related to units declared lost by one of our customers, which were not repeated in the first quarter of 2014.
Interest and debt expense.    Interest and debt expense was $27.6 million in the first quarter of 2014, compared to $28.9 million in the first quarter of 2013, a decrease of $1.3 million. Interest and debt expense decreased by $3.5 million due to a decrease in our average effective interest rate from 4.34% in the first quarter of 2013 to 3.85% in the first quarter of 2014. This was partially offset by a $2.0 million increase due to a higher average debt balance of $2,868.5 million in the first quarter of 2014, compared to $2,661.6 million in the first quarter of 2013.
Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.4 million in the three months ended March 31, 2014, compared to a gain of $3.2 million in the same period in 2013. The fair value of our interest rate swap agreements decreased during the first quarter of 2014 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during the first quarter of 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease during the quarter.
Income tax expense.    Income tax expense was $16.0 million in the three months ended March 31, 2014, compared to $20.4 million in the same period in 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 were 34.8% and 35.2%, respectively. The decrease in our effective tax rate is the result of a reduction in our state rate due to a change in the apportionment factor for several states.
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

Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$43,682	$51,002	(14.4)%
Equipment trading segment	$3,862	$3,739	3.3%
_______________________________________________________________________________

(1)
Income before income taxes excludes net losses on interest rate swaps of $0.4 million and net gains on interest rate swaps of $3.2 million in the three months ended March 31, 2014 and 2013, respectively and the write-off of deferred financing costs of $1.2 million in the three months ended March 31, 2014.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $43.7 million in the three months ended March 31, 2014 compared to $51.0 million in the same period in 2013, a decrease of $7.3 million. This decrease was primarily due to a decrease in the gain on sale of leasing equipment of $7.2 million partially offset by an increase in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expense) of $0.2 million.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $3.9 million in the three months ended March 31, 2014, compared to $3.7 million in the same period in 2013, an increase of $0.2 million. This increase was primarily due to an increase in leasing margin of $1.2 million resulting from an increase in units purchased for resale that will remain on lease until they are dropped off and eventually sold. This increase was partially offset by a decrease in the trading margin of $1.0 million primarily as a result of lower sales volume.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended March 31, 2014, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $560.0 million. In addition, as of March 31, 2014 we had $70.3 million of unrestricted cash and $585.0 million of additional borrowing capacity under our current credit facilities. During the three months ended March 31, 2014, we issued $291.0 million of fixed rate secured term notes under the ABS facilities.
As of March 31, 2014, major committed cash outflows in the next 12 months include $405.6 million of scheduled principal payments on our existing debt facilities and $176.4 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables, and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

At March 31, 2014, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,406.8	$1,406.8
Term loan facilities	841.0	841.0
Asset backed warehouse facility	—	550.0
Revolving credit facilities	515.0	550.0
Capital lease obligations	108.9	108.9
Total Debt	$2,871.7	$3,456.7
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of March 31, 2014, we had $1,442.7 million of debt outstanding on facilities with fixed interest rates and $1,429.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2014, we had interest rate swaps in place with a net notional amount of $986.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of March 31, 2014, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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

Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2014, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.92
TAL Advantage I, LLC	1.10	8.52
TAL Advantage II, LLC	1.10	3.60
TAL Advantage III, LLC	1.30	2.32
TAL Advantage IV, LLC	1.10	2.27
TAL Advantage V, LLC	1.10	2.71
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of March 31, 2014 was $650.9 million. As of March 31, 2014, the actual Consolidated TNW for each of our SPEs and for the $550.0 million revolving credit facility was $987.1 million. As of March 31, 2014, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.02
TAL Advantage I, LLC	4.75	3.02
TAL Advantage II, LLC	4.75	3.01
TAL Advantage III, LLC	4.75	3.01
TAL Advantage IV, LLC	4.75	3.01
TAL Advantage V, LLC	4.75	3.01
As of March 31, 2014, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $1.9 billion.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow
The following table sets forth certain cash flow information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$74,431	$66,459
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(148,622)	$(195,221)
Proceeds from sale of equipment, net of selling costs	39,461	37,352
Cash collections on finance lease receivables, net of income earned	12,004	8,951
Other	25	(316)
Net cash (used in) investing activities	$(97,132)	$(149,234)
Net cash provided by financing activities	$24,149	$75,786
Operating Activities
Net cash provided by operating activities increased by $7.9 million to $74.4 million in the three months ended March 31, 2014, compared to $66.5 million in the same period in 2013 due to an increase of $4.6 million in earnings before depreciation and taxes. In addition, we had less net purchases of equipment purchased for resale in the first quarter of 2014 than in the first quarter of 2013, for an increase in operating cash flows of $10.2 million. These increases were partially offset by a net reduction of $6.2 million in accounts payable and accrued liabilities compared to the net activity in the same period last year.
Investing Activities
Net cash used in investing activities decreased by $52.1 million to $97.1 million in the three months ended March 31, 2014 compared to $149.2 million in the same period in 2013. This decrease was primarily due to a decrease of $46.6 million in purchases of leasing equipment, an increase of $2.1 million in proceeds from the sale of equipment due to higher disposal volumes, and an increase of $3.0 million in cash collections on finance lease receivables, net of income earned due to an increase in the size of the finance lease portfolio.
Financing Activities
In the three months ended March 31, 2014, we had net cash provided by financing activities of $24.1 million, compared to $75.8 million in the same period in 2013, a decrease of $51.7 million. This decrease was primarily due to a decrease in net borrowings under our various debt facilities of $49.7 million for purchases of equipment and an increase in dividends paid of $2.8 million.

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
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2014:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2014	2015	2016	2017	2018 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,171.0	$372.7	$450.8	$519.8	$275.7	$1,552.0
Capital lease obligations(2)	119.5	13.3	39.7	29.9	18.8	17.8
Operating leases (mainly facilities)	8.4	1.3	1.5	1.4	1.2	3.0
Purchase obligations:
Equipment purchases payable	95.1	95.1	—	—	—	—
Equipment purchase commitments	81.3	53.7	27.6	—	—	—
Total contractual obligations	$3,475.3	$536.1	$519.6	$551.1	$295.7	$1,572.8
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on March 31, 2014 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2013 Form 10-K filed with the SEC on February 20, 2014.

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
As of March 31, 2014, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$986.5 Million	1.47%	5.5 years
For the three months ended March 31, 2014, we recognized unrealized losses of $8.1 million in accumulated other comprehensive income related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three months ended March 31, 2014 and 2013 as follows (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Net loss (gain) on interest rate swaps	$0.4	$(3.2)
Since 69% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $3.4 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses in the three months ended March 31, 2014 and 2013 were denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and certain of our direct operating expenses and disposal transactions for our older containers are structured in foreign currencies.
The net foreign exchange losses recorded for the three months ended March 31, 2014 were immaterial and we recorded $0.2 million of net foreign exchange losses for the three months ended March 31, 2013. This activity resulted primarily from fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.
In April 2008, we entered into foreign currency rate swap agreements to exchange Euros for U.S. dollars based on expected payments under our Euro denominated finance lease receivables. The foreign currency rate swap agreements expire in April 2015. The fair value of these derivative agreements was de-minimis as of March 31, 2014 and $0.5 million as of March 31, 2013 and is reported as an asset in fair value of derivative instruments on our consolidated balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
For a detailed discussion of our risk factors, refer to our 2013 Form 10-K filed with the Securities and Exchange Commission on February 20, 2014.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no repurchases of stock during the three months ended March 31, 2014.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.63*
Amendment No. 2 dated as of February 26, 2014, to the Indenture dated as of February 27, 2013 between TAL Advantage V LLC, as the Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee

4.64*	Series 2014-1 Supplement dated as of February 27, 2014 by and between TAL Advantage V LLC as the Issuer and Wells Fargo Bank, National Association as the Indenture Trustee
4.65*
Series 2014-1 Note Purchase Agreement dated as of February 19, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and Wells Fargo Securities, LLC, as Initial Purchasers

4.66*
Term Loan Agreement dated as of April 2, 2014 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party thereto, as Lenders, Suntrust Bank, as Administrative Agent and as Collateral Agent, Suntrust Robinson Humphrey, Inc., as Lead Arranger, and ING Belgium SA/NV, as Syndication Agent

4.67*	Security Agreement dated as of April 2, 2014, by and among TAL International Container Corporation and Suntrust Bank as Collateral Agent
4.68*	Guaranty dated as of April 2, 2014, made by TAL International Group, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS***	XBRL Instance Document
101.SCH***	XBRL Instance Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
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

TAL International Group, Inc.

April 29, 2014	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)