Form 10-Q/A
period 2014-03-31
TAL International Group, Inc.
filed 2014-04-29
CIK 1331745

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

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
     As of April 18, 2014, there were 33,994,771 shares of the Registrant's common stock, $.001 par value outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being provided for the purpose of including Exhibits 31.1, 31.2, 32.1, and 32.2, Certifications Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, with our Form 10-Q, that was filed on April 29, 2014. As a result of a technical error, the Exhibits 31.1, 31.2, 32.1, and 32.2 in the Form 10-Q as originally filed were erroneously excluded in their entirety. We have included in this Amendment the Exhibits 31.1, 31.2, 32.1, and 32.2 dated as of the date hereof.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing, and does not modify or update any other disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

April 29, 2014	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)