Form 10-Q
period 2014-06-30
TAL International Group, Inc.
filed 2014-07-30
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of July 18, 2014, there were 33,994,440 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and June 30, 2013 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 20, 2014 from which the accompanying December 31, 2013 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $977,884 and $910,713	$3,474,259	$3,414,904
Net investment in finance leases, net of allowances of $1,057 and $1,057	239,915	257,176
Equipment held for sale	50,314	58,042
Revenue earning assets	3,764,488	3,730,122
Unrestricted cash and cash equivalents	57,802	68,875
Restricted cash	29,516	29,126
Accounts receivable, net of allowances of $863 and $948	83,838	74,174
Goodwill	74,523	74,523
Deferred financing costs	28,642	29,087
Other assets	11,567	11,898
Fair value of derivative instruments	12,189	27,491
Total assets	$4,062,565	$4,045,296
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$61,579	$112,268
Fair value of derivative instruments	3,616	1,900
Accounts payable and other accrued expenses	50,331	63,022
Net deferred income tax liability	383,727	358,255
Debt	2,868,075	2,817,933
Total liabilities	3,367,328	3,353,378
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,006,283 and 36,858,778 shares issued respectively	37	37
Treasury stock, at cost, 3,011,843 shares	(37,535)	(37,535)
Additional paid-in capital	502,327	498,854
Accumulated earnings	230,625	220,492
Accumulated other comprehensive (loss) income	(217)	10,070
Total stockholders' equity	695,237	691,918
Total liabilities and stockholders' equity	$4,062,565	$4,045,296

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Leasing revenues:
Operating leases	$139,489	$136,304	$278,819	$270,358
Finance leases	4,724	3,152	9,677	6,250
Other revenues	510	725	994	1,362
Total leasing revenues	144,723	140,181	289,490	277,970

Equipment trading revenues	18,794	31,781	31,281	50,067
Equipment trading expenses	(16,579)	(27,494)	(27,418)	(43,105)
Trading margin	2,215	4,287	3,863	6,962

Net gain on sale of leasing equipment	2,461	8,026	5,557	18,287

Operating expenses:
Depreciation and amortization	54,237	49,832	108,040	99,149
Direct operating expenses	8,267	6,218	16,949	12,180
Administrative expenses	11,128	10,614	22,960	22,518
Provision for doubtful accounts	5	1,585	36	1,503
Total operating expenses	73,637	68,249	147,985	135,350
Operating income	75,762	84,245	150,925	167,869
Other expenses:
Interest and debt expense	26,888	28,303	54,507	57,186
Write-off of deferred financing costs	3,729	2,578	4,899	2,578
Net loss (gain) on interest rate swaps	582	(5,268)	955	(8,420)
Total other expenses	31,199	25,613	60,361	51,344
Income before income taxes	44,563	58,632	90,564	116,525
Income tax expense	15,201	20,756	31,191	41,129
Net income	$29,362	$37,876	$59,373	$75,396
Net income per common share—Basic	$0.87	$1.13	$1.77	$2.25
Net income per common share—Diluted	$0.87	$1.12	$1.76	$2.24
Cash dividends paid per common share	$0.72	$0.66	$1.44	$1.30
Weighted average number of common shares outstanding—Basic	33,619	33,484	33,614	33,477
Dilutive stock options and restricted stock	178	196	168	181
Weighted average number of common shares outstanding—Diluted	33,797	33,680	33,782	33,658

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$29,362	$37,876	$59,373	$75,396
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(3,379), $7,951, $(6,237) and $7,076, respectively)	(6,217)	14,553	(11,412)	12,952
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $263, $269, $517 and $546, respectively)	485	496	946	1,002
Foreign currency translation adjustment	144	1	179	(345)
Other comprehensive (loss) income, net of tax	(5,588)	15,050	(10,287)	13,609
Comprehensive income	$23,774	$52,926	$49,086	$89,005

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$59,373	$75,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,040	99,149
Amortization of deferred financing costs	3,861	3,563
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,463	1,548
Net (gain) on sale of leasing equipment	(5,557)	(18,287)
Net loss (gain) on interest rate swaps	955	(8,420)
Write-off of deferred financing costs	4,899	2,578
Deferred income taxes	31,191	40,989
Stock compensation charge	3,419	2,977
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(4,627)	(6,760)
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(1,700)	(24,235)
Other changes in operating assets and liabilities	(23,109)	(26,274)
Net cash provided by operating activities	178,208	142,224
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(289,766)	(372,576)
Proceeds from sale of equipment, net of selling costs	83,503	71,983
Cash collections on finance lease receivables, net of income earned	24,100	19,446
Other	97	(268)
Net cash (used in) investing activities	(182,066)	(281,415)
Cash flows from financing activities:
Stock options exercised and stock related activity	(234)	(304)
Financing fees paid under debt facilities	(8,246)	(7,871)
Borrowings under debt facilities	912,935	868,207
Payments under debt facilities and capital lease obligations	(862,871)	(682,140)
(Increase) decrease in restricted cash	(390)	7,277
Common stock dividends paid	(48,409)	(43,528)
Net cash (used in) provided by financing activities	(7,215)	141,641
Net (decrease) increase in unrestricted cash and cash equivalents	$(11,073)	$2,450
Unrestricted cash and cash equivalents, beginning of period	68,875	65,843
Unrestricted cash and cash equivalents, end of period	$57,802	$68,293
Supplemental non-cash investing activities:
Equipment purchases payable	$61,579	$39,193

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
In the second quarter of 2014, the Company has revised the Income Statement presentation for the three months and six months ended June 30, 2014 and June 30, 2013 by removing the line item “Total revenues” and moving “Equipment trading revenues” and  “Equipment trading expenses”  line items together and adding a line for “Trading margin”.  The Company believes that this new presentation better highlights the trends in leasing revenues and the relative size and contribution of the Equipment trading segment.
C.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.
D.    Business Combination
Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing for $11.9 million. Martec Leasing is a worldwide supplier of rolltrailers. Of the total purchase price, the Company allocated $8.5 million to Leasing equipment, $0.8 million to Other assets representing the acquisition date fair value of above-market leases, and $2.6 million to Goodwill, in its consolidated balance sheet. The Company believes that the acquisition of Martec Leasing complements our current leasing business by expanding our product types available for our existing customer base.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of June 30, 2014 and December 31, 2013.
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

	June 30, 2014	December 31, 2013
Assets
Net investment in finance leases - carrying value	$240,972	$258,233
Net investment in finance leases - estimated fair value	$243,021	$265,745
Liabilities
Debt—carrying value	$2,868,075	$2,817,933
Debt—estimated fair value	$2,897,777	$2,787,582
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends
The Company paid the following quarterly dividends during the six months ended June 30, 2014 and 2013 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64

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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2012, 2013 and 2014 under the Company's stock based compensation plans of $1.6 million and $1.1 million during the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $3.0 million during the six months ended June 30, 2014 and 2013, respectively.
Total unrecognized compensation cost of approximately $8.4 million as of June 30, 2014 related to restricted shares granted during 2012, 2013 and 2014 will be recognized over the remaining weighted average vesting period of approximately 2.0 years.
During the six months ended June 30, 2014, plan participants exercised 2,950 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 6,695 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price, and in certain instances withholding taxes related to activity under the Company's stock compensation plans.
No further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously granted under the plan.
On March 14, 2014, the Company's Board of Directors adopted and on April 22, 2014, the Company's shareholders approved the 2014 Equity Incentive Plan. No grants have been made and no shares have been issued under the 2014 Equity Incentive Plan.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(15,252)	—	(15,252)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	3,840	—	3,840
Amortization of net loss on derivative instruments previously designated as cash flow hedges	946	—	946
Foreign currency translation adjustment	—	179	179
Other comprehensive income (loss)	(10,466)	179	(10,287)
Balance as of June 30, 2014	$493	$(710)	$(217)

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	11,767	—	11,767
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	1,185	—	1,185
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,002	—	1,002
Foreign currency translation adjustment	—	(345)	(345)
Other comprehensive income (loss)	13,954	(345)	13,609
Balance as of June 30, 2013	$6,473	$(1,294)	$5,179
The following table presents reclassifications out of Accumulated other comprehensive (loss) income for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized loss on interest rate swap agreements, designated as cash flow hedges	$2,950	$1,832	$5,853	$1,832	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	748	765	1,463	1,548	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	3,698	2,597	7,316	3,380	Income before income taxes
Income tax (benefit)	(1,266)	(919)	(2,530)	(1,193)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$2,432	$1,678	$4,786	$2,187	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2014	December 31, 2013
Gross finance lease receivables	$295,006	$320,149
Allowance on gross finance lease receivables	(1,057)	(1,057)
Gross finance lease receivables, net of allowance	293,949	319,092
Unearned income	(54,034)	(61,916)
Net investment in finance leases	$239,915	$257,176
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	June 30, 2014	December 31, 2013
Tier 1	$269,727	$283,172
Tier 2	25,279	36,977
Tier 3	—	—
Gross finance lease receivables	$295,006	$320,149
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2014, approximately $1.6 million of the Company's Tier 1 gross finance lease receivables and $0.1 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of June 30, 2014, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended
June 30, 2014	$1,057	$—	$1,057
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Asset backed securitization (ABS) term notes	$1,368,737	$1,303,128
Term loan facilities	848,186	865,089
Asset backed warehouse facility	65,000	83,000
Revolving credit facilities	484,000	450,000
Capital lease obligations	102,152	116,716
Total Debt	$2,868,075	$2,817,933
As of June 30, 2014, the Company had $1,422.7 million of debt outstanding on facilities with fixed interest rates and $1,445.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2014, the Company had interest rate swaps in place with a net notional amount of $986.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2014, was in compliance with all such covenants.
Asset Backed Securitization Term Notes
On May 20, 2014, TAL Advantage IV LLC, an indirect wholly owned subsidiary of the Company, prepaid all of the outstanding principal balance of the TAL Advantage IV LLC Series 2012-1 Notes.

On May 19, 2014, TAL Advantage V LLC (“TAL Advantage V”), an indirect wholly owned subsidiary of the Company, completed the offering of $70 million Series 2014-2 Fixed Rate Asset-Backed Notes, Class A-1, $150 million Series 2014-2 Fixed Rate Asset-Backed Notes, Class A-2, and $18 million Series 2014-2 Fixed Rate Asset-Backed Notes, Class B.

Term Loan Facilities
On April 2, 2014, TAL International Container Corporation, a direct wholly owned subsidiary of the Company entered into a $350 million term loan agreement. The proceeds were used to prepay the outstanding principal balance on certain term loan facilities in the amount of $194.6 million, to prepay all of the outstanding principal balance of the TAL Advantage II LLC Series 2008-1 Notes in the amount of $119.6 million, and for general corporate purposes.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The majority of interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. In limited instances, the Company has also entered into interest rate swap agreements that involve the receipt of fixed rate amounts in exchange for floating rate interest payments. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a direct wholly owned subsidiary of the Company, are pledged as collateral for the $450 million senior secured revolving credit facility and the amounts payable under certain interest rate swap agreements.
As of June 30, 2014, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$986 Million	1.47%	5.2 years
_______________________________________________________________________________

(1)
As of June 30, 2014, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,148.5 million of pay-fixed rate/receive-floating rate agreements and $162.5 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

During the six months ended June 30, 2014, the Company paid $1.7 million to terminate certain designated interest rate swap agreements with an aggregate notional amount of $150.0 million.
The Company recognized amortization of accumulated other comprehensive (loss) income attributable to losses on terminated interest rate swap agreements that had been designated as cash flow hedges in interest and debt expense of $0.7 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million for both the six months ended June 30, 2014 and 2013.
The following table represents pre-tax amounts in accumulated other comprehensive (loss) income related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Six Months Ended June 30, 2014
Change in fair value of derivative instruments designated as cash flow hedges	($11.3)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	($2.7)

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)
Amounts recorded in accumulated other comprehensive (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.
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
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$11.9	Fair value of derivative instruments	$27.0	Fair value of derivative instruments	$2.3	Fair value of derivative instruments	$1.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.3	Fair value of derivative instruments	0.3	Fair value of derivative instruments	1.3	Fair value of derivative instruments	0.5
Foreign exchange contracts, not designated	Fair value of derivative instruments	—	Fair value of derivative instruments	0.2	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$12.2		$27.5		$3.6		$1.9

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss on Derivative Instruments
		2014	2013	2014	2013
Realized loss on interest rate swap agreements	Interest expense	$3.3	$2.9	$6.5	$6.0
Unrealized loss (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	9.6	(22.5)	17.6	(20.0)
Net loss (gain) on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.6	(5.3)	1.0	(8.4)
Foreign exchange agreements, not designated	Administrative expenses	—	0.2	0.1	0.2

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$141,423	$3,300	$144,723	$137,264	$2,917	$140,181
Trading margin	—	2,215	2,215	—	4,287	4,287
Net gain on sale of leasing equipment	2,461	—	2,461	8,026	—	8,026
Depreciation and amortization expense	53,889	348	54,237	49,373	459	49,832
Interest and debt expense	26,308	580	26,888	27,643	660	28,303
Income before income taxes(1)	44,643	4,231	48,874	50,216	5,726	55,942
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.6 million and net gains on interest rate swaps of $5.3 million for the three months ended June 30, 2014 and 2013, respectively, and the write-off of deferred financing costs of $3.7 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

	Six Months Ended June 30,
	2014			2013
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$282,690	$6,800	$289,490	$272,159	$5,811	$277,970
Trading margin	—	3,863	3,863	—	6,962	6,962
Net gain on sale of leasing equipment	5,557	—	5,557	18,287	—	18,287
Depreciation and amortization expense	107,313	727	108,040	97,954	1,195	99,149
Interest and debt expense	53,274	1,233	54,507	55,803	1,383	57,186
Income before income taxes(1)	88,325	8,093	96,418	101,218	9,465	110,683
Equipment held for sale at June 30	30,914	19,400	50,314	24,308	14,754	39,062
Goodwill at June 30	73,523	1,000	74,523	70,898	1,000	71,898
Total assets at June 30	3,997,999	64,566	4,062,565	3,796,077	69,441	3,865,518
Purchases of leasing equipment and investments in finance leases(2)	286,652	3,114	289,766	361,110	11,466	372,576
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $1.0 million and net gains on interest rate swaps of $8.4 million for the six months ended June 30, 2014 and 2013, respectively, and the write-off of deferred financing costs of $4.9 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively.

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
Geographic Segment Information
The Company earns most of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars. The following table represents the geographic allocation of leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total leasing revenues:
United States of America	$8,136	$7,965	$16,175	$16,008
Asia	65,187	61,390	129,259	119,608
Europe	64,858	64,864	130,852	130,631
Other International	6,542	5,962	13,204	11,723
Total	$144,723	$140,181	$289,490	$277,970
As most of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total equipment trading revenues:
United States of America	$2,251	$2,383	$3,073	$5,194
Asia	10,468	20,405	16,251	30,572
Europe	5,270	6,228	10,698	5,962
Other International	805	2,765	1,259	8,339
Total	$18,794	$31,781	$31,281	$50,067
Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At June 30, 2014, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of June 30, 2014.
Purchase Commitments
At June 30, 2014, commitments for capital expenditures totaled approximately $228.9 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and six months ended June 30, 2014 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2014 and the year ended December 31, 2013. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On July 22, 2014, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 24, 2014 to shareholders of record at the close of business on September 3, 2014.

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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2014, our total fleet consisted of 1,298,201 containers and chassis, including 18,133 containers under management for third parties, representing 2,130,650 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of June 30, 2014. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2014, our twenty largest customers accounted for 80.4% of our leasing revenues, our five largest customers accounted for 51.5% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16.5% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEUs and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	June 30, 2014			December 31, 2013			June 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,104,005	16,818	1,120,823	1,087,462	17,971	1,105,433	1,044,302	19,343	1,063,645
Refrigerated	66,293	51	66,344	63,967	63	64,030	60,125	84	60,209
Special	54,396	1,264	55,660	55,295	1,466	56,761	54,718	1,596	56,314
Tank	8,940	—	8,940	8,100	—	8,100	7,004	—	7,004
Chassis	13,495	—	13,495	13,724	—	13,724	13,377	—	13,377
Equipment leasing fleet	1,247,129	18,133	1,265,262	1,228,548	19,500	1,248,048	1,179,526	21,023	1,200,549
Equipment trading fleet	32,939	—	32,939	40,374	—	40,374	37,854	—	37,854
Total	1,280,068	18,133	1,298,201	1,268,922	19,500	1,288,422	1,217,380	21,023	1,238,403
Percentage	98.6%	1.4%	100.0%	98.5%	1.5%	100.0%	98.3%	1.7%	100.0%

	Equipment Fleet in TEUs
	June 30, 2014			December 31, 2013			June 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,785,811	29,629	1,815,440	1,759,100	31,875	1,790,975	1,685,545	34,543	1,720,088
Refrigerated	126,725	89	126,814	122,466	113	122,579	115,354	149	115,503
Special	98,440	2,153	100,593	99,473	2,481	101,954	98,285	2,702	100,987
Tank	8,940	—	8,940	8,100	—	8,100	7,004	—	7,004
Chassis	24,056	—	24,056	24,505	—	24,505	23,826	—	23,826
Equipment leasing fleet	2,043,972	31,871	2,075,843	2,013,644	34,469	2,048,113	1,930,014	37,394	1,967,408
Equipment trading fleet	54,807	—	54,807	65,102	—	65,102	63,113	—	63,113
Total	2,098,779	31,871	2,130,650	2,078,746	34,469	2,113,215	1,993,127	37,394	2,030,521
Percentage	98.5%	1.5%	100.0%	98.4%	1.6%	100.0%	98.2%	1.8%	100.0%

	Equipment Fleet in CEUs
	June 30, 2014			December 31, 2013			June 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Operating Leases	2,318,769	27,808	2,346,577	2,260,404	30,232	2,290,636	2,196,305	32,940	2,229,245
Finance Leases	210,017	831	210,848	210,535	830	211,365	149,366	825	150,191
Equipment trading fleet	121,308	—	121,308	138,742	—	138,742	135,137	—	135,137
Total	2,650,094	28,639	2,678,733	2,609,681	31,062	2,640,743	2,480,808	33,765	2,514,573
Percentage	98.9%	1.1%	100.0%	98.8%	1.2%	100.0%	98.7%	1.3%	100.0%
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from current actual cost ratios and CEU ratios used by others in the industry.
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
The percentage of our equipment fleet by equipment type as of June 30, 2014 and the percentage of our leasing revenues by equipment type for the six months ended June 30, 2014 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEUs	Percent of leasing revenues
Dry	86.4%	59.1%	64.0%
Refrigerated	5.1	24.1	20.7
Special	4.3	5.0	7.4
Tank	0.7	5.3	3.5
Chassis	1.0	2.0	2.0
Equipment leasing fleet	97.5	95.5	97.6
Equipment trading fleet	2.5	4.5	2.4
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEUs as of the dates indicated below:

Lease Portfolio	June 30, 2014	December 31, 2013	June 30, 2013
Long-term leases	67.2%	68.0%	65.3%
Finance leases	8.9	9.2	6.9
Service leases	17.7	18.0	20.5
Expired long-term leases (units on-hire)	6.2	4.8	7.3
Total	100.0%	100.0%	100.0%
As of June 30, 2014, December 31, 2013 and June 30, 2013, our long-term and finance leases combined had average remaining contract terms of approximately 44 months, 44 months, and 43 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the second quarter of 2014 increased 3.2% from the second quarter of 2013.
Owned fleet size.    As of June 30, 2014, our owned fleet included 2,650,094 CEUs, an increase of 1.5% from December 31, 2013 and 6.8% from June 30, 2013. The increase in our fleet size over the second quarter of 2013 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions during the second half of 2013 and the first half of 2014. These investments were supported by a moderate level of global trade growth and the continued market share shift from owned to leased containers. Most forecasters are projecting global trade growth will be between 5% and 6% this year. Our customers have continued to lease a larger than normal share of their new container requirements due to strains on their financial performance created by excess vessel capacity and weak freight rates.
As of July 23, 2014, we have purchased over $460 million of containers for delivery in 2014 through new orders and sale-leaseback transactions.
Utilization.    Our average utilization was 97.3% during the second quarter of 2014, an increase from 97.1% in the first quarter and down slightly from 97.5% in the second quarter of 2013. Our utilization remains historically high due to the relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect that our utilization will remain at a high level in 2014, though over time we expect our utilization will moderate gradually as the global supply and demand for containers normalizes.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Average Utilization	97.3%	97.1%	97.0%	97.3%	97.5%

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Ending Utilization	97.7%	96.9%	97.2%	97.0%	97.5%
_______________________________________________________________________________

(1)Utilization is computed by dividing our total units on lease (in CEUs) by the total units in our fleet (in CEUs)
excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the second quarter of 2014 for our dry container product line decreased by 2.3% from the first quarter of 2014 and 5.5% from the second quarter of 2013, excluding the impact of sale-leaseback transactions. Lower new container prices, widespread availability of attractively priced financing, and extremely aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as existing containers either have leases renegotiated and re-priced at expiration or as the containers are dropped-off from older leases with higher lease rates and picked-up onto new leases with lower lease rates. We expect our dry container lease rates will continue to decrease in 2014 and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2015 and 2016 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates in the second quarter of 2014 for our refrigerated container product line decreased by 0.4% from the first quarter of 2014 and 4.8% from the second quarter of 2013. For several years, our average lease rates for refrigerated containers have been negatively impacted by historically low market leasing rates. The cost of refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.

The average lease rates for special containers were approximately 4.4% higher in the second quarter of 2014 compared to the second quarter of 2013, excluding the impact of sale-leaseback transactions. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During the second quarter of 2014, we recognized a $2.5 million gain on the sale of our used containers compared to a gain of $8.0 million in the second quarter of 2013.
In the second quarter of 2014, our gain on sale was negatively impacted by lower average sale prices and the higher cost of equipment sold. Our average used container selling prices decreased approximately 20% from the second quarter of 2013 as leasing companies and shipping lines have increased disposal volumes in response to the gradual normalization of the container supply/demand balance. We expect used container selling prices will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals has also been negatively impacted by a decrease in the disposal volume of original TAL dry containers. Current used dry container sale prices remain well above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have a limited amount of original TAL dry containers currently available for sale. We have supplemented our original TAL container fleet with the purchase of older containers through more recent sale-leaseback transactions, but we have typically purchased these containers at prices higher than the net book values of our older original TAL containers, resulting in lower per unit disposal gains from our sale-leaseback containers.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $3.0 million or 3.8% in the second quarter of 2014 as compared to the second quarter of 2013. This increase in our ownership expenses was less than the increase in the average net book value of our revenue earning assets, which increased by approximately 5.7% from the second quarter of 2013 to the second quarter of 2014 reflecting the addition of new and sale-leaseback containers.
Depreciation expense increased $4.4 million or 8.8% in the second quarter 2014 as compared to the second quarter of 2013 mainly due to the net increase in the size of our depreciable fleet. Depreciation expense increased faster than our revenue earning assets mainly reflecting a decrease in the portion of our fleet that is fully depreciated. TAL purchased few new containers in the late 1990's and early 2000's, and as a result, we have relatively few original TAL containers reaching the end of their depreciable lives. We expect the portion of fully depreciated containers in our fleet will continue to trend down for the next several years.
Interest expense decreased $1.4 million or 4.9% in the second quarter of 2014 as compared to the second quarter of 2013. The decrease was due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt. Our average effective interest rate decreased to 3.70% in the second quarter of 2014 as compared to 4.06% in the second quarter of 2013 reflecting the refinancing of selected debt facilities with lower cost debt and the issuance of new debt at interest rates lower than those on our existing debt facilities. Our average outstanding debt increased by 4.33% mainly due to the 5.7% increase in average revenue earning assets.
Credit performance.     We recorded a small provision for doubtful accounts during the second quarter of 2014 compared to a $1.6 million provision for doubtful accounts during the second quarter of 2013. During the second quarter of last year, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We had no such defaults this year. While our credit performance was strong during the second quarter of 2014, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines reported modest or negative profitability over the last few years due to persistent excess vessel capacity and weak freight rates. Several large shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Direct operating expenses were $8.3 million in the second quarter of 2014, compared to $6.2 million in the second quarter of 2013. This increase was mainly due to higher storage and handling costs resulting from higher volume of re-deliveries, slightly lower utilization, and an increase in the number of containers held for sale. The number of containers held for sale increased by 8,557 TEU from June 30, 2013 to June 30, 2014. In addition, we also incurred higher repair and repositioning costs as a result of the higher volume of re-deliveries.
Our administrative expenses increased $0.5 million to $11.1 million in the second quarter of 2014 compared to $10.6 million in the second quarter of 2013. This increase was due to increased incentive compensation partially offset by a reduction in foreign exchange losses on our Euro and GBP denominated assets and liabilities.

Dividends
We paid the following quarterly dividends during the six months ended June 30, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2014 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Leasing revenues:
Operating leases	$139,489	$136,304	$278,819	$270,358
Finance leases	4,724	3,152	9,677	6,250
Other revenues	510	725	994	1,362
Total leasing revenues	144,723	140,181	289,490	277,970

Equipment trading revenues	18,794	31,781	31,281	50,067
Equipment trading expenses	(16,579)	(27,494)	(27,418)	(43,105)
Trading margin	2,215	4,287	3,863	6,962

Net gain on sale of leasing equipment	2,461	8,026	5,557	18,287

Operating expenses:
Depreciation and amortization	54,237	49,832	108,040	99,149
Direct operating expenses	8,267	6,218	16,949	12,180
Administrative expenses	11,128	10,614	22,960	22,518
Provision for doubtful accounts	5	1,585	36	1,503
Total operating expenses	73,637	68,249	147,985	135,350
Operating income	75,762	84,245	150,925	167,869
Other expenses:
Interest and debt expense	26,888	28,303	54,507	57,186
Write-off of deferred financing costs	3,729	2,578	4,899	2,578
Net loss (gain) on interest rate swaps	582	(5,268)	955	(8,420)
Total other expenses	31,199	25,613	60,361	51,344
Income before income taxes	44,563	58,632	90,564	116,525
Income tax expense	15,201	20,756	31,191	41,129
Net income	$29,362	$37,876	$59,373	$75,396

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$132,727	$130,949
Fee and ancillary lease revenue	6,762	5,355
Other revenues	510	725
Total operating lease revenue	139,999	137,029
Finance lease revenue	4,724	3,152
Total leasing revenues	$144,723	$140,181
Total leasing revenues were $144.7 million in the three months ended June 30, 2014, compared to $140.2 million in the same period in 2013, an increase of $4.5 million, or 3.2%.
Per diem revenue increased by $1.8 million, or 1.4%, compared to the three months ended June 30, 2013. The primary reasons for this increase are as follows:

•	$6.3 million increase due to an increase of approximately 100,000 CEUs in the average number of containers on-hire under operating leases; partially offset by a

•	$4.5 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $1.4 million in the three months ended June 30, 2014 compared to the same period in 2013. This increase was primarily due to a higher number of refrigerated and special container re-deliveries in the second quarter of 2014. Per unit reimbursable repair costs are typically relatively high for refrigerated and special containers.
Finance lease revenue increased by $1.6 million in the three months ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in the average size of our finance lease portfolio partially offset by a decrease in the portfolio average interest rate.
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

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Equipment trading revenues	$18,794	$31,781
Equipment trading expenses	(16,579)	(27,494)
Equipment trading margin	$2,215	$4,287
The equipment trading margin decreased by $2.1 million in the three months ended June 30, 2014 compared to the same period in 2013. Equipment trading margin decreased by $0.9 million due to lower sales volumes and decreased by $1.2 million due to lower per unit margins on equipment sold resulting from declining selling prices.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $2.5 million for the three months ended June 30, 2014 compared to $8.0 million in the same period in 2013, a decrease of $5.5 million. The primary reasons for this decrease are as follows:

•	$6.2 million decrease due to a 20% decline in used dry container selling prices; partially offset by a

•	$0.7 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $54.2 million in the second quarter of 2014, compared to $49.8 million in the second quarter of 2013, an increase of $4.4 million or 8.8%. Depreciation expense increased $5.3 million primarily due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $0.9 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $8.3 million in the three months ended June 30, 2014, compared to $6.2 million in the same period in 2013, an increase of $2.1 million. This increase was mainly due to higher storage and handling costs of $1.2 million due to slightly lower utilization and an increase in the number of containers held for sale, a $0.4 million increase due to higher repair expense, and a $0.3 million increase due to higher equipment re-positioning expense.
Administrative expenses.    Administrative expenses were $11.1 million in the second quarter of 2014 compared to $10.6 million in the same period in 2013, an increase of $0.5 million or 4.7%. This increase was due to increased incentive compensation partially offset by a reduction in foreign exchange losses on our Euro and GBP denominated assets and liabilities.
Provision for doubtful accounts.    Our provision for doubtful accounts was minimal in the second quarter of 2014, compared to a provision for doubtful accounts of $1.6 million in the second quarter of 2013. During the second quarter of last year, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We had no such defaults this year.
Interest and debt expense.    Interest and debt expense was $26.9 million in the second quarter of 2014, compared to $28.3 million in the second quarter of 2013, a decrease of $1.4 million. Interest and debt expense decreased by $2.6 million due to a lower effective interest rate of 3.70% in the second quarter of 2014 compared to 4.06% in the prior year quarter. This was partially offset by a $1.2 million increase due to a higher average debt balance of $2,875.2 million in the second quarter of 2014, compared to $2,755.9 million in the prior year quarter.
Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.6 million in the three months ended June 30, 2014, compared to a gain of $5.3 million in the same period in 2013. The fair value of our interest rate swap agreements decreased during the second quarter of 2014 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during the second quarter of 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease during the quarter.
Income tax expense.    Income tax expense was $15.2 million in the three months ended June 30, 2014, compared to $20.8 million in the same period in 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 were 34.1% and 35.4%, respectively. Our effective tax rate decreased due to changes in state apportionment factors for several states which lowered our state effective tax rate.
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

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$264,730	$259,666
Fee and ancillary lease revenue	14,089	10,692
Other revenues	994	1,362
Total operating lease revenue	279,813	271,720
Finance lease revenue	9,677	6,250
Total leasing revenues	$289,490	$277,970
Total leasing revenues were $289.5 million in the six months ended June 30, 2014, compared to $278.0 million in the same period in 2013, an increase of $11.5 million, or 4.1%.
Per diem revenue increased by $5.1 million, or 2.0%, compared to the six months ended June 30, 2013. The primary reasons for this increase are as follows:

•	$12.6 million increase due to an increase of approximately 100,000 CEUs in the number of containers on-hire under operating leases; partially offset by a

•	$7.5 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $3.4 million in the six months ended June 30, 2014 compared to the same period in 2013 mostly due to higher repair revenue resulting from higher drop off volume. This increase was primarily due to a higher number of refrigerated and special container drop-offs in 2014. Per unit reimbursable repair costs are typically relatively high for refrigerated and special containers.
Finance lease revenue increased by $3.4 million in the six months ended June 30, 2014, compared to the same period in 2013. This is mainly due to an increase in the average size of our finance lease portfolio partially offset by a decrease in the portfolio average interest rate.
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

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Equipment trading revenues	$31,281	$50,067
Equipment trading expenses	(27,418)	(43,105)
Equipment trading margin	$3,863	$6,962
The equipment trading margin decreased $3.1 million in the six months ended June 30, 2014 compared to the same period in 2013. The trading margin decreased $1.5 million due to lower sales volumes and decreased $1.6 million due to lower per unit margins on equipment sold.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $5.6 million in the six months ended June 30, 2014 compared to $18.3 million in the same period in 2013, a decrease of $12.7 million. The primary reasons for this decrease are as follows:

•	$12.2 million decrease due to a decline of approximately 20% in used dry container selling prices;

•	$2.5 million decrease due to larger gains in the first half of 2013 related to units declared lost by one of our customers, which were not repeated in the first half of 2014; partially offset by a

•	$2.0 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $108.0 million in the six months ended June 30, 2014, compared to $99.1 million in the same period in 2013, an increase of $8.9 million or 9.0%. Depreciation expense increased by $10.6 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.7 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $16.9 million in the six months ended June 30, 2014, compared to $12.2 million in the same period in 2013, an increase of $4.7 million primarily driven by a $2.8 million increase in storage and handling costs due to an increase in the number of containers off-hire, a $1.2 million increase due to higher repair expense, and a $0.4 million increase due to higher equipment re-positioning expense.
Administrative expenses.    Administrative expenses were $23.0 million in the six months ended June 30, 2014 compared to $22.5 million in the same period in 2013, an increase of $0.5 million or 2.2%. This increase was due to increased incentive compensation partially offset by a reduction in foreign exchange losses on our Euro and GBP denominated assets and liabilities.
Provision for doubtful accounts.    Our provision for doubtful accounts was minimal for the six months ended June 30, 2014, compared to a provision for doubtful accounts of $1.5 million in the six months ended June 30, 2013. During the second quarter of last year, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We had no such defaults this year.
Interest and debt expense.    Interest and debt expense was $54.5 million in the six months ended June 30, 2014, compared to $57.2 million in the six months ended June 30, 2013, a decrease of $2.7 million. Interest and debt expense decreased by $5.8 million due to a lower effective interest rate of 3.78% in the six months ended June 30, 2014 compared to 4.20% for the same period in 2013. This was partially offset by an increase of $3.1 million due to a higher average debt balance of $2,871.8 million in the six months ended June 30, 2014, compared to $2,708.8 million in the six months ended June 30, 2013.
Net loss (gain) on interest rate swaps    Net loss on interest rate swaps was $1.0 million in the six months ended June 30, 2014, compared to a gain of $8.4 million in the same period in 2013. The fair value of our interest rate swap agreements decreased during the six months ended June 30, 2014 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $31.2 million in the six months ended June 30, 2014, compared to $41.1 million in the same period in 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were 34.4% and 35.3%, respectively. Our effective tax rate decreased due to changes in state apportionment factors for several states which lowered our state effective tax rate.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$44,643	$50,216	(11.1)%	$88,325	$101,218	(12.7)%
Equipment trading segment	$4,231	$5,726	(26.1)%	$8,093	$9,465	(14.5)%
_______________________________________________________________________________

(1)
In the three months ended June 30, 2014 and 2013, income before income taxes excludes net losses and gains on interest rate swaps of $0.6 million and $5.3 million, respectively, and the write-off of deferred financing costs of $3.7 million and $2.6 million, respectively. For the six months ended June 30, 2014 and 2013, income before income taxes excludes net losses and gains on interest rate swaps of $1.0 million and $8.4 million, respectively, and the write-off of deferred financing costs of $4.9 million and $2.6 million, respectively.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $44.6 million in the three months ended June 30, 2014, compared to $50.2 million in the same period in 2013, a decrease of $5.6 million, which was entirely due to a decrease in used container disposal gains.
Income before income taxes for the Equipment leasing segment was $88.3 million in the six months ended June 30, 2014 compared to $101.2 million in the same period in 2013, a decrease of $12.9 million, which was primarily due to a $12.7 million decrease in used container disposal gains.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $4.2 million in the three months ended June 30, 2014, compared to $5.7 million in the same period in 2013, a decrease of $1.5 million. This decrease was primarily due to a $2.1 million decrease in trading margin resulting from lower volume and lower per unit margins on equipment sold. This was partially offset by $0.6 million increase in leasing margin (leasing revenue less depreciation and interest) resulting from an increase in units on lease that were purchased for resale that will remain on lease until they are dropped off.
Income before income taxes for the Equipment trading segment was $8.1 million in the six months ended June 30, 2014, compared to $9.5 million in the same period in 2013, a decrease of $1.4 million. This decrease was due to a $3.1 million decrease in the equipment trading margin resulting from lower sales volumes and lower per unit margins on equipment sold. This was partially offset by a $1.6 million increase in leasing margin (leasing revenue less depreciation and interest) resulting from an increase in units on lease that were purchased for resale that will remain on lease until they are dropped off.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended June 30, 2014, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $599.0 million. In addition, as of June 30, 2014 we had $57.8 million of unrestricted cash and $551.0 million of additional borrowing capacity under our current credit facilities.
As of June 30, 2014, major committed cash outflows in the next 12 months include $417.5 million of scheduled principal payments on our existing debt facilities and $290.5 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At June 30, 2014, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,368.7	$1,368.7
Term loan facilities	848.2	848.2
Asset backed warehouse facility	65.0	550.0
Revolving credit facilities	484.0	550.0
Capital lease obligations	102.2	102.2
Total Debt	$2,868.1	$3,419.1
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of June 30, 2014, we had $1,422.7 million of debt outstanding on facilities with fixed interest rates and $1,445.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2014, we had interest rate swaps in place with a net notional amount of $986.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of June 30, 2014, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of June 30, 2014, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	3.10
TAL Advantage I, LLC	1.10	8.00
TAL Advantage III, LLC	1.30	2.51
TAL Advantage IV, LLC	1.10	2.26
TAL Advantage V, LLC	1.10	2.71
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of June 30, 2014 was $665.6 million. As of June 30, 2014, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,012.2 million. As of June 30, 2014, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	2.91
TAL Advantage I, LLC	4.75	2.90
TAL Advantage III, LLC	4.75	2.90
TAL Advantage IV, LLC	4.75	2.90
TAL Advantage V, LLC	4.75	2.90
As of June 30, 2014, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.2 billion. Outstanding debt on the remaining facilities of $0.7 billion have various other debt covenants, all of which the Company is in compliance with as of June 30, 2014.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$178,208	$142,224
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(289,766)	$(372,576)
Proceeds from sale of equipment, net of selling costs	83,503	71,983
Cash collections on finance lease receivables, net of income earned	24,100	19,446
Other	97	(268)
Net cash (used in) investing activities	$(182,066)	$(281,415)
Net cash (used in) provided by financing activities	$(7,215)	$141,641
Operating Activities
Net cash provided by operating activities increased by $36.0 million to $178.2 million in the six months ended June 30, 2014, compared to $142.2 million in the same period in 2013. The majority of this increase is comprised of the following:

•	Earnings excluding non-cash expenses increased by $8.2 million,

•
In 2014, we terminated a forward starting interest rate swap contract in conjunction with the issuance of the series 2014-1 ABS notes and paid $1.7 million. In 2013, we paid $24.2 million to terminate certain interest rate swap contracts and replaced them with new interest rate swap contracts at lower fixed rates.  This resulted in an increase in operating cash flows of $22.5 million, and

•	Net purchases of equipment for resale were lower this year increasing operating cash flows by $2.1 million.
Investing Activities
Net cash used in investing activities decreased by $99.3 million to $182.1 million in the six months ended June 30, 2014 compared to $281.4 million in the same period in 2013. This decrease was primarily due to a decrease in purchases of leasing equipment, higher proceeds from the sale of equipment due to higher disposal volumes, and an increase in cash collections on finance lease receivables, net of income earned.
Financing Activities
In the six months ended June 30, 2014, cash flows from financing activities decreased by $148.8 million to net cash used in financing activities of $7.2 million, compared to net cash provided by financing activities of $141.6 million in the same period in 2013. This decrease was primarily due to a decrease of $136.4 million in net borrowings under our various debt facilities related to the decrease in purchases of leasing equipment. In addition, restricted cash requirements increased by $7.7 million and dividends paid on common stock increased by $4.9 million year over year.
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
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2014:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2014	2015	2016	2017	2018 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,153.1	$269.3	$470.6	$416.6	$265.4	$1,731.2
Capital lease obligations(2)	112.1	5.9	39.7	29.9	18.8	17.8
Operating leases (mainly facilities)	8.1	0.9	1.6	1.4	1.2	3.0
Purchase obligations:
Equipment purchases payable	61.6	61.6	—	—	—	—
Equipment purchase commitments	228.9	201.3	27.6	—	—	—
Total contractual obligations	$3,563.8	$539.0	$539.5	$447.9	$285.4	$1,752.0
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on June 30, 2014 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2014, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$986 Million	1.47%	5.2 years
During the six months ended June 30, 2014, we designated certain interest rate swap agreements as cash flow hedges at their inception. For the three and six months ended June 30, 2014, we recognized unrealized losses of $9.6 million and $17.6 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three and six months ended June 30, 2014 and 2013 as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss (gain) on interest rate swaps	$0.6	$(5.3)	$1.0	$(8.4)
Since 68% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $3.4 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses for the six months ended June 30, 2014 and 2013 were denominated in U.S. dollars, therefore foreign currency exchange gains and losses were de minimis in the three and six months ended June 30, 2014 and 2013, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as amended, authorizes us to repurchase up to 4.0 million shares of our common stock. There were no repurchases of stock during the three and six months ended June 30, 2014.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.69*	Series 2014-2 Supplement dated as of May 19, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee
4.70*
Series 2014-2 Note Purchase Agreement dated as of May 8, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, BNP Paribas Securities Corp., Wells Fargo Securities, LLC, and RBC Capital Markets, LLC as Initial Purchasers

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

TAL International Group, Inc.

July 30, 2014	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)