Form 10-Q
period 2014-09-30
TAL International Group, Inc.
filed 2014-10-29
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of October 17, 2014, there were 33,647,028 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and September 30, 2013 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 20, 2014 from which the accompanying December 31, 2013 Balance Sheet information was derived, and all of our other filings filed with the SEC from October 11, 2005 through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,020,199 and $910,713	$3,651,393	$3,414,904
Net investment in finance leases, net of allowances of $1,056 and $1,057	228,013	257,176
Equipment held for sale	48,929	58,042
Revenue earning assets	3,928,335	3,730,122
Unrestricted cash and cash equivalents	73,433	68,875
Restricted cash	29,478	29,126
Accounts receivable, net of allowances of $821 and $948	81,425	74,174
Goodwill	74,523	74,523
Deferred financing costs	27,358	29,087
Other assets	9,906	11,898
Fair value of derivative instruments	6,379	27,491
Total assets	$4,230,837	$4,045,296
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$68,228	$112,268
Fair value of derivative instruments	4,044	1,900
Accounts payable and other accrued expenses	53,382	63,022
Net deferred income tax liability	401,895	358,255
Debt	3,004,872	2,817,933
Total liabilities	3,532,421	3,353,378
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,006,283 and 36,858,778 shares issued respectively	37	37
Treasury stock, at cost, 3,187,843 and 3,011,843 shares	(45,225)	(37,535)
Additional paid-in capital	503,607	498,854
Accumulated earnings	238,766	220,492
Accumulated other comprehensive income	1,231	10,070
Total stockholders' equity	698,416	691,918
Total liabilities and stockholders' equity	$4,230,837	$4,045,296

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Leasing revenues:
Operating leases	$145,613	$139,994	$424,432	$410,352
Finance leases	4,441	3,868	14,118	10,118
Other revenues	470	582	1,464	1,944
Total leasing revenues	150,524	144,444	440,014	422,414

Equipment trading revenues	13,745	13,984	45,026	64,051
Equipment trading expenses	(12,032)	(11,977)	(39,450)	(55,082)
Trading margin	1,713	2,007	5,576	8,969

Net gain on sale of leasing equipment	870	4,293	6,427	22,580

Operating expenses:
Depreciation and amortization	57,198	52,321	165,238	151,470
Direct operating expenses	8,287	6,854	25,236	19,034
Administrative expenses	11,317	10,432	34,277	32,950
Provision for doubtful accounts	22	256	58	1,759
Total operating expenses	76,824	69,863	224,809	205,213
Operating income	76,283	80,881	227,208	248,750
Other expenses:
Interest and debt expense	26,695	27,105	81,202	84,291
Write-off of deferred financing costs	173	—	5,072	2,578
Net (gain) loss on interest rate swaps	(545)	295	410	(8,125)
Total other expenses	26,323	27,400	86,684	78,744
Income before income taxes	49,960	53,481	140,524	170,006
Income tax expense	17,343	18,820	48,534	59,949
Net income	$32,617	$34,661	$91,990	$110,057
Net income per common share—Basic	$0.97	$1.04	$2.74	$3.29
Net income per common share—Diluted	$0.97	$1.03	$2.72	$3.27
Cash dividends paid per common share	$0.72	$0.68	$2.16	$1.98
Weighted average number of common shares outstanding—Basic	33,594	33,486	33,607	33,480
Dilutive stock options and restricted stock	201	222	168	194
Weighted average number of common shares outstanding—Diluted	33,795	33,708	33,775	33,674

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$32,617	$34,661	$91,990	$110,057
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(516), $(2,688), $(8,766) and $3,740, respectively)	(1,051)	(4,920)	(16,303)	6,847
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $1,326, $953, $3,339 and $1,600, respectively)	2,546	1,748	6,386	2,933
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $102, $266, $619 and $812, respectively)	186	482	1,132	1,484
Foreign currency translation adjustment	(234)	288	(54)	(57)
Other comprehensive income (loss), net of tax	1,447	(2,402)	(8,839)	11,207
Comprehensive income	$34,064	$32,259	$83,151	$121,264

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$91,990	$110,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,238	151,470
Amortization of deferred financing costs	5,799	5,400
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,751	2,296
Net (gain) on sale of leasing equipment	(6,427)	(22,580)
Net loss (gain) on interest rate swaps	410	(8,125)
Write-off of deferred financing costs	5,072	2,578
Deferred income taxes	48,533	59,836
Stock compensation charge	4,700	4,099
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(6,335)	(5,214)
Net realized gain (loss) on interest rate swaps terminated prior to their contractual maturities	7,408	(24,235)
Other changes in operating assets and liabilities	(16,485)	(17,123)
Net cash provided by operating activities	301,654	258,459
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(547,555)	(534,884)
Proceeds from sale of equipment, net of selling costs	117,351	106,141
Cash collections on finance lease receivables, net of income earned	36,269	29,083
Other	(108)	—
Net cash (used in) investing activities	(394,043)	(399,660)
Cash flows from financing activities:
Purchases of treasury stock	(7,690)	—
Stock options exercised and stock related activity	(234)	(222)
Financing fees paid under debt facilities	(9,074)	(10,062)
Borrowings under debt facilities	1,225,935	803,207
Payments under debt facilities and capital lease obligations	(1,039,021)	(605,590)
(Increase) decrease in restricted cash	(352)	7,361
Common stock dividends paid	(72,617)	(66,300)
Net cash provided by financing activities	96,947	128,394
Net increase (decrease) in unrestricted cash and cash equivalents	$4,558	$(12,807)
Unrestricted cash and cash equivalents, beginning of period	68,875	65,843
Unrestricted cash and cash equivalents, end of period	$73,433	$53,036
Supplemental non-cash investing activities:
Equipment purchases payable	$68,228	$38,797

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
In the second quarter of 2014, the Company revised the Income Statement presentation by removing the line item “Total revenues” and moving “Equipment trading revenues” and “Equipment trading expenses”  line items together and adding a line for “Trading margin”.  The Company believes that this new presentation better highlights the trends in leasing revenues and the relative size and contribution of the Equipment trading segment.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of September 30, 2014 and December 31, 2013.
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

	September 30, 2014	December 31, 2013
Assets
Net investment in finance leases - carrying value	$229,069	$258,233
Net investment in finance leases - estimated fair value	$232,268	$265,745
Liabilities
Debt—carrying value	$3,004,872	$2,817,933
Debt—estimated fair value	$3,021,367	$2,787,582
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2014 and 2013 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
Treasury Stock
On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares. During the third quarter of 2014, TAL repurchased 176,000 shares at an average price of $43.67. As of September 30, 2014, 812,157 shares may yet be purchased under the stock buyback program.

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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2012, 2013 and 2014 under the Company's stock based compensation plans of $1.3 million and $1.1 million during the three months ended September 30, 2014 and 2013, respectively, and $4.7 million and $4.1 million during the nine months ended September 30, 2014 and 2013, respectively.
Total unrecognized compensation cost of approximately $7.1 million as of September 30, 2014 related to restricted shares granted during 2012, 2013 and 2014 will be recognized over the remaining weighted average vesting period of approximately 1.8 years.
During the nine months ended September 30, 2014, plan participants exercised 2,950 options which had been granted under the 2005 Management Omnibus Incentive Plan. Plan participants tendered 6,695 shares, all of which were subsequently retired by the Company, to satisfy payment of the exercise price, and in certain instances withholding taxes related to activity under the Company's stock compensation plans.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(16,303)	—	(16,303)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	6,386	—	6,386
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,132	—	1,132
Foreign currency translation adjustment	—	(54)	(54)
Other comprehensive income (loss)	(8,785)	(54)	(8,839)
Balance as of September 30, 2014	$2,174	$(943)	$1,231

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	6,847	—	6,847
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	2,933	—	2,933
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,484	—	1,484
Foreign currency translation adjustment	—	(57)	(57)
Other comprehensive income (loss)	11,264	(57)	11,207
Balance as of September 30, 2013	$3,783	$(1,006)	$2,777
The following table presents reclassifications out of Accumulated other comprehensive income for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized loss on interest rate swap agreements, designated as cash flow hedges	$3,872	$2,701	$9,725	$4,533	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	288	748	1,751	2,296	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	4,160	3,449	11,476	6,829	Income before income taxes
Income tax (benefit)	(1,428)	(1,219)	(3,958)	(2,412)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$2,732	$2,230	$7,518	$4,417	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	September 30, 2014	December 31, 2013
Gross finance lease receivables	$278,913	$320,149
Allowance on gross finance lease receivables	(1,056)	(1,057)
Gross finance lease receivables, net of allowance	277,857	319,092
Unearned income	(49,844)	(61,916)
Net investment in finance leases	$228,013	$257,176
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	September 30, 2014	December 31, 2013
Tier 1	$256,583	$283,172
Tier 2	22,330	36,977
Tier 3	—	—
Gross finance lease receivables	$278,913	$320,149
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of September 30, 2014, approximately $0.1 million of the Company's Tier 1 gross finance lease receivables and $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of September 30, 2014, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the nine months ended
September 30, 2014	$1,057	$—	$(1)	$1,056
______________________________________________________________________________
(a) Primarily relates to the effect of foreign currency translation.
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Asset backed securitization (ABS) term notes	$1,299,485	$1,303,128
Term loan facilities	880,715	865,089
Asset backed warehouse facility	280,000	83,000
Revolving credit facilities	445,000	450,000
Capital lease obligations	99,672	116,716
Total Debt	$3,004,872	$2,817,933
As of September 30, 2014, the Company had $1,375.9 million of debt outstanding on facilities with fixed interest rates and $1,629.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2014, the Company had interest rate swaps in place with a net notional amount of $1,135.5 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of September 30, 2014, was in compliance with all such covenants.
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
As of September 30, 2014, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,135.5 Million	1.92%	6.3 years
_______________________________________________________________________________

(1)
As of September 30, 2014, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,288.6 million of pay-fixed rate/receive-floating rate agreements and $153.1 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

During the nine months ended September 30, 2014, the Company had net receipts of $7.4 million to terminate certain designated interest rate swap agreements with an aggregate notional amount of $550.0 million.
The Company recognized amortization of accumulated other comprehensive income attributable to losses on terminated interest rate swap agreements that had been designated as cash flow hedges in interest and debt expense of $0.3 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively.
The following table represents pre-tax amounts in accumulated other comprehensive income related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Nine Months Ended September 30, 2014
Change in fair value of derivative instruments designated as cash flow hedges	($17.5)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	($0.9)

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
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$6.2	$27.0	$3.5	$1.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.1	0.3	0.5	0.5
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.1	0.2	—	—
Total derivatives		$6.4	$27.5	$4.0	$1.9

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss on Derivative Instruments
		2014	2013	2014	2013
Realized loss on interest rate swap agreements	Interest and debt expense	$4.2	$3.0	$10.6	$9.0
Unrealized loss (gain) on interest rate swap agreements, designated as cash flow hedges	Other comprehensive income	(2.3)	4.9	15.3	(15.1)
Net loss (gain) on interest rate swaps, not designated	Net (gain) loss on interest rate swaps	(0.5)	0.3	0.4	(8.1)
Foreign exchange agreements, not designated	Administrative expenses	—	0.1	0.1	0.3

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$147,502	$3,022	$150,524	$140,735	$3,709	$144,444
Trading margin	—	1,713	1,713	—	2,007	2,007
Net gain on sale of leasing equipment	870	—	870	4,293	—	4,293
Depreciation and amortization expense	56,914	284	57,198	51,958	363	52,321
Interest and debt expense	26,190	505	26,695	26,510	595	27,105
Income before income taxes(1)	45,928	3,660	49,588	49,320	4,456	53,776
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $0.5 million and net losses on interest rate swaps of $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and the write-off of deferred financing costs of $0.2 million for the three months ended September 30, 2014. There was no write-off of deferred financing costs for the three months ended September 30, 2013.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)

	Nine Months Ended September 30,
	2014			2013
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$430,192	$9,822	$440,014	$412,894	$9,520	$422,414
Trading margin	—	5,576	5,576	—	8,969	8,969
Net gain on sale of leasing equipment	6,427	—	6,427	22,580	—	22,580
Depreciation and amortization expense	164,227	1,011	165,238	149,912	1,558	151,470
Interest and debt expense	79,464	1,738	81,202	82,313	1,978	84,291
Income before income taxes(1)	134,253	11,753	146,006	150,538	13,921	164,459
Equipment held for sale at September 30	29,529	19,400	48,929	30,065	14,458	44,523
Goodwill at September 30	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at September 30	4,169,668	61,169	4,230,837	3,840,716	69,335	3,910,051
Purchases of leasing equipment and investments in finance leases(2)	544,709	2,846	547,555	520,487	14,397	534,884
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.4 million and net gains on interest rate swaps of $8.1 million for the nine months ended September 30, 2014 and 2013, respectively, and the write-off of deferred financing costs of $5.1 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total leasing revenues:
United States of America	$8,410	$8,120	$24,585	$24,128
Asia	72,232	63,499	201,491	183,107
Europe	65,593	66,594	196,445	197,225
Other International	4,289	6,231	17,493	17,954
Total	$150,524	$144,444	$440,014	$422,414
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total equipment trading revenues:
United States of America	$2,574	$1,743	$5,646	$6,937
Asia	6,732	5,853	22,984	36,425
Europe	3,650	5,267	14,348	15,334
Other International	789	1,121	2,048	5,355
Total	$13,745	$13,984	$45,026	$64,051
Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At September 30, 2014, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of September 30, 2014.
Purchase Commitments
At September 30, 2014, commitments for capital expenditures totaled approximately $45.9 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and nine months ended September 30, 2014 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2014 and the year ended December 31, 2013. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On October 21, 2014, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 23, 2014 to shareholders of record at the close of business on December 2, 2014.
Debt Facilities
On October 10, 2014, TAL Advantage III LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., renewed its warehouse credit facility. The renewed facility extends the revolving period to three years, increases the credit limit to $650 million, and lowers the interest rate during the revolving period to LIBOR plus 1.65%.  The advance rate remains at 81%. If the facility is not refinanced or renewed following the three year revolving period ending October 10, 2017 the notes will convert to term notes with a maturity date of October 10, 2021, the interest rate will increase to LIBOR plus 2.65%, and the notes will amortize by 10% per year.

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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2014, our total fleet consisted of 1,367,754 containers and chassis, including 17,408 containers under management for third parties, representing 2,244,837 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of September 30, 2014. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2014, our twenty largest customers accounted for 80.9% of our leasing revenues, our five largest customers accounted for 51.7% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16.3% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	September 30, 2014			December 31, 2013			September 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,175,240	16,185	1,191,425	1,087,462	17,971	1,105,433	1,064,175	18,611	1,082,786
Refrigerated	65,760	38	65,798	63,967	63	64,030	59,441	78	59,519
Special	55,747	1,185	56,932	55,295	1,466	56,761	55,694	1,537	57,231
Tank	9,542	—	9,542	8,100	—	8,100	7,717	—	7,717
Chassis	13,412	—	13,412	13,724	—	13,724	13,745	—	13,745
Equipment leasing fleet	1,319,701	17,408	1,337,109	1,228,548	19,500	1,248,048	1,200,772	20,226	1,220,998
Equipment trading fleet	30,645	—	30,645	40,374	—	40,374	36,722	—	36,722
Total	1,350,346	17,408	1,367,754	1,268,922	19,500	1,288,422	1,237,494	20,226	1,257,720
Percentage	98.7%	1.3%	100.0%	98.5%	1.5%	100.0%	98.4%	1.6%	100.0%

	Equipment Fleet in TEU
	September 30, 2014			December 31, 2013			September 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,902,960	28,384	1,931,344	1,759,100	31,875	1,790,975	1,719,825	33,124	1,752,949
Refrigerated	125,667	64	125,731	122,466	113	122,579	113,984	138	114,122
Special	101,376	2,019	103,395	99,473	2,481	101,954	100,146	2,600	102,746
Tank	9,542	—	9,542	8,100	—	8,100	7,717	—	7,717
Chassis	23,910	—	23,910	24,505	—	24,505	24,526	—	24,526
Equipment leasing fleet	2,163,455	30,467	2,193,922	2,013,644	34,469	2,048,113	1,966,198	35,862	2,002,060
Equipment trading fleet	50,915	—	50,915	65,102	—	65,102	61,525	—	61,525
Total	2,214,370	30,467	2,244,837	2,078,746	34,469	2,113,215	2,027,723	35,862	2,063,585
Percentage	98.6%	1.4%	100.0%	98.4%	1.6%	100.0%	98.3%	1.7%	100.0%

	Equipment Fleet in CEU
	September 30, 2014			December 31, 2013			September 30, 2013
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Operating leases	2,429,825	26,462	2,456,287	2,260,404	30,232	2,290,636	2,214,891	31,571	2,246,462
Finance leases	210,250	831	211,081	210,535	830	211,365	172,549	825	173,374
Equipment trading fleet	109,757	—	109,757	138,742	—	138,742	136,520	—	136,520
Total	2,749,832	27,293	2,777,125	2,609,681	31,062	2,640,743	2,523,960	32,396	2,556,356
Percentage	99.0%	1.0%	100.0%	98.8%	1.2%	100.0%	98.7%	1.3%	100.0%
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
The percentage of our equipment fleet by equipment type as of September 30, 2014 and the percentage of our leasing revenues by equipment type for the nine months ended September 30, 2014 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	87.1%	60.6%	64.4%
Refrigerated	4.8	23.0	20.6
Special	4.2	5.0	7.3
Tank	0.7	5.5	3.5
Chassis	1.0	1.9	2.0
Equipment leasing fleet	97.8	96.0	97.8
Equipment trading fleet	2.2	4.0	2.2
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	September 30, 2014	December 31, 2013	September 30, 2013
Long-term leases	66.9%	68.0%	69.3%
Finance leases	8.5	9.2	7.6
Service leases	18.3	18.0	17.4
Expired long-term leases (units on-hire)	6.3	4.8	5.7
Total	100.0%	100.0%	100.0%
As of September 30, 2014, December 31, 2013 and September 30, 2013, our long-term and finance leases combined had average remaining contract terms of approximately 42 months, 44 months, and 42 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the third quarter of 2014 increased 4.2% from the third quarter of 2013.
Owned fleet size.    As of September 30, 2014, our owned fleet included 2,749,832 CEU, an increase of 5.4% from December 31, 2013 and 8.9% from September 30, 2013. The increase in our fleet size over the third quarter of 2013 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions during 2013 and 2014. These investments were supported by solid leasing demand. In 2014, leasing demand has been driven by improved trade growth and the continued market share shift from owned to leased containers. Market forecasters are generally projecting global trade growth will be between 5% and 6% this year and our customers have continued to lease a larger than normal share of their new container requirements due to strains on their financial performance created by excess vessel capacity and weak freight rates.
As of October 22, 2014, we have purchased over $585 million of containers for delivery in 2014 through new orders and sale-leaseback transactions.
Utilization.    Our average utilization was 97.9% during the third quarter of 2014, an increase from 97.3% in both the second quarter of 2014 and the third quarter of 2013. Our utilization remains historically high due to the relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect that our utilization will remain at a high level in 2014, though over time we expect our utilization will moderate gradually as the global supply and demand for containers normalizes.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Average Utilization	97.9%	97.3%	97.1%	97.0%	97.3%

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Ending Utilization	98.1%	97.7%	96.9%	97.2%	97.0%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the third quarter of 2014 for our dry container product line decreased by 2.1% from the second quarter of 2014 and 6.6% from the third quarter of 2013, excluding the impact of sale-leaseback transactions. Lower new container prices, widespread availability of attractively priced financing, and extremely aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as existing containers either have leases renegotiated and re-priced at expiration or as the containers are dropped-off from older leases with higher lease rates and picked-up onto new leases with lower lease rates. We expect our dry container lease rates will continue to decrease for the remainder of 2014, and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2015 and 2016 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates in the third quarter of 2014 for our refrigerated container product line decreased by 4.0% from the third quarter of 2013. For several years, our average lease rates for refrigerated containers have been negatively impacted by historically low market leasing rates. The cost of refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.

The average lease rates for special containers were approximately 3.2% higher in the third quarter of 2014, compared to the third quarter of 2013, excluding the impact of sale-leaseback transactions. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During the third quarter of 2014, we recognized a $0.9 million gain on the sale of our used containers, compared to a gain of $4.3 million in the third quarter of 2013.
In the third quarter of 2014, our gain on sale was negatively impacted by lower average sale prices for used containers. Our average used container selling prices decreased approximately 18% from the third quarter of 2013 as leasing companies and shipping lines have increased disposal volumes in response to the gradual normalization of the global container supply/demand balance. We expect used container selling prices will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals has also been negatively impacted by a decrease in the disposal volume of original TAL dry containers and by high purchase prices paid for sale-leaseback containers. In general, used dry container sale prices remain above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have a limited amount of original TAL dry containers currently available for sale.
TAL has been supplementing its reduced sale volume of original TAL containers with older containers purchased from our customers through sale-leaseback transactions. These containers have generally been purchased for prices higher than the net book value of original TAL containers of similar ages. The higher purchase prices are supported by per diem revenue and drop-off fees received by TAL under the terms of the leaseback agreements, and these sale-leaseback transactions remain profitable on an overall basis. However, TAL has started to recognize losses on the disposal of a large portion of our sale-leaseback containers due to the reduction in sale prices for used containers and the fact that lease revenue and fees are excluded from the gain or loss calculations upon disposal.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $4.5 million or 5.7% in the third quarter of 2014 as compared to the third quarter of 2013. This increase in our ownership expenses was less than the increase in the average net book value of our revenue earning assets, which increased by approximately 7.8% from the third quarter of 2013 to the third quarter of 2014.
Depreciation expense increased $4.9 million or 9.4% in the third quarter 2014 as compared to the third quarter of 2013 mainly due to the net increase in the size of our depreciable fleet. Depreciation expense increased faster than our revenue earning assets mainly reflecting a decrease in the portion of our fleet that is fully depreciated. TAL purchased few new containers in the late 1990's and early 2000's, and as a result, we have relatively few original TAL containers reaching the end of their depreciable lives. We expect the portion of fully depreciated containers in our fleet will continue to trend down for the next several years.
Interest expense decreased $0.4 million or 1.5% in the third quarter of 2014 as compared to the third quarter of 2013. This decrease was due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt. Our average effective interest rate decreased to 3.62% in the third quarter of 2014 as compared to 3.80% in the third quarter of 2013 reflecting the refinancing of selected debt facilities with lower cost debt and the issuance of new debt at interest rates lower than those on our existing debt facilities. Our average outstanding debt increased by 3.35% mainly due to the 7.8% increase in average revenue earning assets.
Credit performance.     We recorded a small provision for doubtful accounts during the third quarter of 2014, compared to a $0.3 million provision during the third quarter of 2013. While our credit performance was strong during the third quarter of 2014, our overall concern about credit risk remains heightened due to the difficult market conditions facing our shipping line customers. Most of the major shipping lines have reported modest or negative profitability over the last few years due to persistent excess vessel capacity and weak freight rates. Several shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Direct operating expenses were $8.3 million in the three months ended September 30, 2014, compared to $6.9 million in the same period in 2013, an increase of $1.4 million. This increase was due to an increase of $1.0 million, mostly in repair, handling, and repositioning expenses due to a larger volume of pick-up and drop-off activity. In addition, there was an increase in survey costs of $0.6 million related to increased procurement activity. Our storage costs remained relatively flat, despite an increase in utilization due to an increase in the average number of containers held for sale of 4,802 TEU or 14.2% from the third quarter of 2013 to the third quarter of 2014.

Our administrative expenses increased $0.9 million to $11.3 million in the third quarter of 2014, compared to $10.4 million in the third quarter of 2013. This increase was mainly due to an increase in incentive compensation and foreign exchange losses on our Euro and GBP denominated assets and liabilities.
Dividends
We paid the following quarterly dividends during the nine months ended September 30, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
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
Stock Buyback Program
On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares. During the third quarter of 2014, TAL repurchased 176,000 shares at an average price of $43.67. As of September 30, 2014, 812,157 shares may yet be purchased under the stock buyback program.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Leasing revenues:
Operating leases	$145,613	$139,994	$424,432	$410,352
Finance leases	4,441	3,868	14,118	10,118
Other revenues	470	582	1,464	1,944
Total leasing revenues	150,524	144,444	440,014	422,414

Equipment trading revenues	13,745	13,984	45,026	64,051
Equipment trading expenses	(12,032)	(11,977)	(39,450)	(55,082)
Trading margin	1,713	2,007	5,576	8,969

Net gain on sale of leasing equipment	870	4,293	6,427	22,580

Operating expenses:
Depreciation and amortization	57,198	52,321	165,238	151,470
Direct operating expenses	8,287	6,854	25,236	19,034
Administrative expenses	11,317	10,432	34,277	32,950
Provision for doubtful accounts	22	256	58	1,759
Total operating expenses	76,824	69,863	224,809	205,213
Operating income	76,283	80,881	227,208	248,750
Other expenses:
Interest and debt expense	26,695	27,105	81,202	84,291
Write-off of deferred financing costs	173	—	5,072	2,578
Net (gain) loss on interest rate swaps	(545)	295	410	(8,125)
Total other expenses	26,323	27,400	86,684	78,744
Income before income taxes	49,960	53,481	140,524	170,006
Income tax expense	17,343	18,820	48,534	59,949
Net income	$32,617	$34,661	$91,990	$110,057

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$138,672	$133,721
Fee and ancillary lease revenue	6,941	6,273
Total operating lease revenue	145,613	139,994
Finance lease revenue	4,441	3,868
Other revenues	$470	$582
Total leasing revenues	$150,524	$144,444
Total leasing revenues were $150.5 million in the three months ended September 30, 2014, compared to $144.4 million in the same period in 2013, an increase of $6.1 million, or 4.2%.
Per diem revenue increased by $5.0 million, or 3.7%, compared to the three months ended September 30, 2013. The primary reasons for this increase are as follows:

•	$11.1 million increase due to an increase of approximately 178,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$6.2 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $0.7 million in the three months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to a $0.5 million increase in handling revenue due to higher pick-up and and drop-off volumes. In addition, there was an increase of $0.4 million in reimbursable repair costs.
Finance lease revenue increased by $0.6 million in the three months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in the average size of our finance lease portfolio partially offset by a decrease in the portfolio average interest rate.
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

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Equipment trading revenues	$13,745	$13,984
Equipment trading expenses	(12,032)	(11,977)
Equipment trading margin	$1,713	$2,007
The equipment trading margin was $1.7 million in the three months ended September 30, 2014, compared to $2.0 million in the same period in 2013. Equipment trading margin decreased by $0.3 million due to lower per unit margins on equipment sold resulting from declining selling prices.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $0.9 million for the three months ended September 30, 2014, compared to $4.3 million in the same period in 2013, a decrease of $3.4 million. The primary reasons for this decrease are as follows:

•	$4.2 million decrease due to a 18% decrease in used dry container selling prices; partially offset by a

•	$0.7 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $57.2 million in the third quarter of 2014, compared to $52.3 million in the third quarter of 2013, an increase of $4.9 million or 9.4%. Depreciation expense increased $5.5 million primarily due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $0.6 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $8.3 million in the three months ended September 30, 2014, compared to $6.9 million in the same period in 2013, an increase of $1.4 million. This increase was due to an increase of $1.0 million, mostly in repair, handling, and repositioning expenses resulting from a larger volume of pick-up and drop-off activity. In addition, there was an increase in survey costs of $0.6 million related to increased procurement activity. Our storage costs remained relatively flat, despite an increase in utilization due to an increase in the average number of containers held for sale of 4,802 TEU or 14.2% from the third quarter of 2013 to the third quarter of 2014.
Administrative expenses.    Administrative expenses were $11.3 million in the third quarter of 2014 compared to $10.4 million in the same period in 2013, an increase of $0.9 million or 8.7%. This increase was mainly due to foreign exchange losses on our Euro and GBP denominated assets and increased incentive compensation.
Provision for doubtful accounts.    Our provision for doubtful accounts was minimal in the third quarter of 2014, compared to $0.3 million in the third quarter of 2013.
Interest and debt expense.    Interest and debt expense was $26.7 million in the third quarter of 2014, compared to $27.1 million in the third quarter of 2013, a decrease of $0.4 million. Interest and debt expense decreased by $1.7 million due to a lower effective interest rate of 3.62% in the third quarter of 2014, compared to 3.80% in the prior year quarter. This was partially offset by a $1.3 million increase due to a higher average debt balance of $2,884.5 million in the third quarter of 2014, compared to $2,791.0 million in the prior year quarter.
Net (gain) loss on interest rate swaps.    Net gain on interest rate swaps was $0.5 million in the three months ended September 30, 2014, compared to a loss of $0.3 million in the same period in 2013. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not incur accounting gains or losses, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements increased during the third quarter of 2014 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during the third quarter of 2014, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase during the quarter.
Income tax expense.    Income tax expense was $17.3 million in the three months ended September 30, 2014, compared to $18.8 million in the same period in 2013. The effective tax rates for the three months ended September 30, 2014 and 2013 were 34.7% and 35.2%, respectively. Our effective tax rate decreased due to changes in state apportionment factors for several states which lowered our state effective tax rate.
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

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$403,402	$393,387
Fee and ancillary lease revenue	21,030	16,965
Total operating lease revenue	424,432	410,352
Finance lease revenue	14,118	10,118
Other revenues	$1,464	$1,944
Total leasing revenues	$440,014	$422,414
Total leasing revenues were $440.0 million in the nine months ended September 30, 2014, compared to $422.4 million in the same period in 2013, an increase of $17.6 million, or 4.2%.
Per diem revenue increased by $10.0 million, or 2.5%, compared to the nine months ended September 30, 2013. The primary reasons for this increase are as follows:

•	$23.8 million increase due to an increase of approximately 129,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$13.8 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $4.1 million in the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to a $2.7 million increase in reimbursable repair costs. In addition, there was an increase of $1.1 million in handling revenue due to higher pick-up and drop-off volumes.
Finance lease revenue increased by $4.0 million in the nine months ended September 30, 2014, compared to the same period in 2013. This is mainly due to an increase in the average size of our finance lease portfolio partially offset by a decrease in the portfolio average interest rate.
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

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Equipment trading revenues	$45,026	$64,051
Equipment trading expenses	(39,450)	(55,082)
Equipment trading margin	$5,576	$8,969
The equipment trading margin was $5.6 million in the nine months ended September 30, 2014, compared to $9.0 million in the same period in 2013, a decrease of $3.4 million. The trading margin decreased by $1.9 million due to lower per unit margins on equipment sold and decreased by $1.6 million due to lower sales volumes.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $6.4 million in the nine months ended September 30, 2014, compared to $22.6 million in the same period in 2013, a decrease of $16.2 million. The primary reasons for this decrease are as follows:

•	$16.3 million decrease due to a decline of approximately 19% in used dry container selling prices;

•	$2.5 million decrease due to larger gains in 2013 related to units declared lost by one of our customers, which were not repeated in 2014; partially offset by a

•	$2.7 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $165.2 million in the nine months ended September 30, 2014, compared to $151.5 million in the same period in 2013, an increase of $13.7 million or 9.0%. Depreciation expense increased by $16.1 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $2.4 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $25.2 million in the nine months ended September 30, 2014, compared to $19.0 million in the same period in 2013, an increase of $6.2 million. This increase was primarily driven by a $2.3 million increase in storage costs due to an increase in the number of containers off-hire, a $1.9 million increase in repair expense, and a $1.4 million increase mainly in handling and repositioning expenses resulting from a larger volume of pick-up and drop-off activity. In addition, there was an increase in survey costs of $0.7 million due to increased procurement activity.
Administrative expenses.    Administrative expenses were $34.3 million in the nine months ended September 30, 2014 compared to $33.0 million in the same period in 2013, an increase of $1.3 million or 3.9%. This increase was mainly due to increased incentive compensation.
Provision for doubtful accounts.    Our provision for doubtful accounts was $0.1 million for the nine months ended September 30, 2014, compared to $1.8 million in the nine months ended September 30, 2013. In 2013, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We have had no such defaults this year.
Interest and debt expense.    Interest and debt expense was $81.2 million in the nine months ended September 30, 2014, compared to $84.3 million in the nine months ended September 30, 2013, a decrease of $3.1 million. Interest and debt expense decreased by $7.4 million due to a lower effective interest rate of 3.72% in the nine months ended September 30, 2014, compared to 4.06% for the same period in 2013. This was partially offset by an increase of $4.3 million due to a higher average debt balance of $2,876.1 million in the nine months ended September 30, 2014, compared to $2,736.2 million in the nine months ended September 30, 2013.
Net loss (gain) on interest rate swaps    Net loss on interest rate swaps was $0.4 million in the nine months ended September 30, 2014, compared to a gain of $8.1 million in the same period in 2013. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not incur accounting gains or losses, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during the nine months ended September 30, 2014 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $48.5 million in the nine months ended September 30, 2014, compared to $59.9 million in the same period in 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 34.5% and 35.3%, respectively. Our effective tax rate decreased due to changes in state apportionment factors for several states which lowered our state effective tax rate.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$45,928	$49,320	(6.9)%	$134,253	$150,538	(10.8)%
Equipment trading segment	$3,660	$4,456	(17.9)%	$11,753	$13,921	(15.6)%
_______________________________________________________________________________

(1)
In the three months ended September 30, 2014 and 2013, income before income taxes excludes net gains and losses on interest rate swaps of $0.5 million and $0.3 million, respectively, and the write-off of deferred financing costs of $0.2 million for the three months ended September 30, 2014. There was no write-off of deferred financing costs for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, income before income taxes excludes net losses and gains on interest rate swaps of $0.4 million and $8.1 million, respectively, and the write-off of deferred financing costs of $5.1 million and $2.6 million, respectively.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $45.9 million in the three months ended September 30, 2014, compared to $49.3 million in the same period in 2013, a decrease of $3.4 million, which was primarily due to a decrease in used container disposal gains.
Income before income taxes for the Equipment leasing segment was $134.3 million in the nine months ended September 30, 2014, compared to $150.5 million in the same period in 2013, a decrease of $16.2 million, which was primarily due to a $16.1 million decrease in used container disposal gains.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $3.7 million in the three months ended September 30, 2014, compared to $4.5 million in the same period in 2013, a decrease of $0.8 million. This decrease was primarily due to a $0.3 million decrease in trading margin resulting from lower per unit margins on equipment sold and a $0.5 million decrease in leasing margin (leasing revenue less depreciation and interest) resulting from a decrease in units on lease that were purchased for resale.
Income before income taxes for the Equipment trading segment was $11.8 million in the nine months ended September 30, 2014, compared to $13.9 million in the same period in 2013, a decrease of $2.1 million. This decrease was primarily due to a $3.4 million decrease in the equipment trading margin resulting from lower sales volumes and lower per unit margins on equipment sold. This was partially offset by a $1.1 million increase in leasing margin (leasing revenue less depreciation and interest) resulting from a longer period of on-hire time in 2014 for those units on lease that were purchased for resale, partially offset by a decrease in the number of units on lease.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended September 30, 2014, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $608.5 million. In addition, as of September 30, 2014 we had $73.4 million of unrestricted cash and $375.0 million of additional borrowing capacity under our current credit facilities.
As of September 30, 2014, major committed cash outflows in the next 12 months include $393.3 million of scheduled principal payments on our existing debt facilities and $114.1 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At September 30, 2014, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,299.5	$1,299.5
Term loan facilities	880.7	880.7
Asset backed warehouse facility	280.0	550.0
Revolving credit facilities	445.0	550.0
Capital lease obligations	99.7	99.7
Total Debt	$3,004.9	$3,379.9
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of September 30, 2014, we had $1,375.9 million of debt outstanding on facilities with fixed interest rates and $1,629.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2014, we had interest rate swaps in place with a net notional amount of $1,135.5 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of September 30, 2014, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of September 30, 2014, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	3.05
TAL Advantage I, LLC	1.10	7.82
TAL Advantage III, LLC	1.30	2.51
TAL Advantage IV, LLC	1.10	2.18
TAL Advantage V, LLC	1.10	2.50*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of September 30, 2014, each series is in compliance.
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of September 30, 2014 was $681.9 million. As of September 30, 2014, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,042.1 million. As of September 30, 2014, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	2.97
TAL Advantage I, LLC	4.75	2.96
TAL Advantage III, LLC	4.75	2.96
TAL Advantage IV, LLC	4.75	2.96
TAL Advantage V, LLC	4.75	2.96
As of September 30, 2014, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.3 billion. Outstanding debt on the remaining facilities of $0.7 billion have various other debt covenants, all of which the Company is in compliance with as of September 30, 2014.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$301,654	$258,459
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(547,555)	$(534,884)
Proceeds from sale of equipment, net of selling costs	117,351	106,141
Cash collections on finance lease receivables, net of income earned	36,269	29,083
Other	(108)	—
Net cash (used in) investing activities	$(394,043)	$(399,660)
Net cash provided by financing activities	$96,947	$128,394
Operating Activities
Net cash provided by operating activities increased by $43.2 million to $301.7 million in the nine months ended September 30, 2014, compared to $258.5 million in the same period in 2013. The majority of this increase is comprised of the following:

•	Earnings excluding non-cash expenses increased by $12.0 million,

•
In 2014, we received net payments of $7.4 million to terminate certain interest rate swap contracts and replaced them with new interest rate swap contracts that have a longer duration, while in 2013, we paid $24.2 million to terminate certain interest rate swap contracts.  This resulted in an increase in operating cash flows of $31.6 million.

Investing Activities
Net cash used in investing activities decreased by $5.7 million to $394.0 million in the nine months ended September 30, 2014, compared to $399.7 million in the same period in 2013. This decrease was primarily due to higher proceeds from the sale of equipment due to higher disposal volumes and an increase in cash collections on finance lease receivables, net of income earned, partially offset by an increase in payments for the purchase of leasing equipment.

Financing Activities
In the nine months ended September 30, 2014, cash flows provided from financing activities decreased by $31.5 million to $96.9 million, compared to $128.4 million in the same period in 2013. This decrease was due to a decrease of $9.7 million in net borrowings under our various debt facilities, an increase of $7.7 million of restricted cash requirements, purchases of treasury stock of $7.7 million in the current quarter, and an increase in dividends paid on common stock of $6.3 million.
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
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2014:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2014	2015	2016	2017	2018 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,368.3	$135.4	$439.0	$487.9	$304.6	$2,001.4
Capital lease obligations(2)	108.8	2.6	39.7	29.9	18.8	17.8
Operating leases (mainly facilities)	7.6	0.4	1.6	1.4	1.2	3.0
Purchase obligations:
Equipment purchases payable	68.2	68.2	—	—	—	—
Equipment purchase commitments	45.9	18.3	27.6	—	—	—
Total contractual obligations	$3,598.8	$224.9	$507.9	$519.2	$324.6	$2,022.2
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on September 30, 2014 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of September 30, 2014, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$1,135.5 Million	1.92%	6.3 years
During the nine months ended September 30, 2014, we designated certain interest rate swap agreements as cash flow hedges at their inception. For the three and nine months ended September 30, 2014, we recognized unrealized gains and losses of $2.3 million and $15.3 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three and nine months ended September 30, 2014 and 2013 as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (gain) loss on interest rate swaps	$(0.5)	$0.3	$0.4	$(8.1)
Since 70% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $2.4 million in interest expense over the next 12 months.
Foreign Currency Exchange Rate Risk
Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses for the three and nine months ended September 30, 2014 and 2013 were denominated in U.S. dollars. We recorded net foreign currency exchange losses of $0.5 million and gains of $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and foreign currency exchange losses of $0.6 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. Foreign currency exchange gains and losses are recorded in administrative expenses.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares. During the third quarter of 2014, TAL repurchased 176,000 shares at an average price of $43.67. As of September 30, 2014, 812,157 shares may yet be purchased under the stock buyback program.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.71*
Amendment No. 2 dated October 10, 2014 to the Amended and Restated Indenture, dated as of August 12, 2011, by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National. Association, as Indenture Trustee

4.72*	Second Amended and Restated 2009-1 Supplement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National Association, as Indenture Trustee
4.73*
Second Amended and Restated Series 2009-1 Note Purchase Agreement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and the Noteholders from time to time party thereto and the other financial institutions from time to time party hereto

4.74*	Amendment No. 2 dated October 10, 2014 to the Management Agreement dated October 23, 2009 by and between TAL Advantage III LLC, as Issuer and TAL International Container Corporation, as Manager
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS***	XBRL Instance Document
101.SCH***	XBRL Instance Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
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

TAL International Group, Inc.

October 29, 2014	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)