Form 10-K
period 2014-12-31
TAL International Group, Inc.
filed 2015-02-19
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,461.0 million.
As of February 12, 2015, there were 33,253,190 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on April 28, 2015.

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

Business Segments

        We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•
Equipment leasing - We own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties. The Equipment leasing segment contributed 96.7%, 96.1%, and 97.3% of the sum of our Total leasing revenue, Trading margin, and Net gain on sale of leasing equipment for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Equipment trading - We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. The Equipment trading segment contributed 3.3%, 3.9%, and 2.7% of the sum of our Total leasing revenue, Trading margin, and Net gain on sale of leasing equipment for the years ended December 31, 2014, 2013, and 2012, respectively.

 Certain financial information for each of our business segments is incorporated by reference to Note 7 "Segment and Geographic Information," to the consolidated financial statements contained in Item 15 of this report.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 230 third-party container depot facilities in 40 countries as of December 31, 2014. Our customers are among the world's largest shipping lines and include, among others, CMA CGM, NYK Line, Mediterranean Shipping Company, Mitsui O.S.K., and Hapag-Lloyd.

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

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipment contents and handling, and return the equipment to specified drop-off locations. The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2014:

Lease Portfolio	December 31, 2014
Long-term leases	68.9%
Finance leases	8.0
Service leases	17.7
Expired long-term leases (units on-hire)	5.4
Total	100.0%

        As of December 31, 2014, our long-term and finance leases had an average remaining lease term of 41 months.

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

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 29,000 twenty-foot equivalent units (TEU) per year of containers purchased for resale.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.8% from 1990 to 2014. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 4.4% CAGR from 2010 to 2014, due to weak economic growth in many developed countries.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 17.3 million TEU, or approximately 48% of the total worldwide container fleet of 36.3 million TEU, as of the end of 2014.

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

Operations

        We operate our business through 17 offices located in 11 different countries as of December 31, 2014. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2014, 68.9% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2014, 5.4% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2014, 17.7% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 35 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from five to ten years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2014, approximately 8.0% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2014, our long-term and finance leases had an average remaining duration of 41 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

Logistics Management, Re-leasing, Depot Management and Equipment Disposals

        We believe that managing the period after our equipment's first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

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

        Depot Management.    As of December 31, 2014, we managed our equipment fleet through approximately 230 third-party owned and operated depot facilities located in 40 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        We have sold approximately 87,000 TEU per year of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs. We have sold approximately 29,000 TEU per year of containers purchased from third parties for resale on average over the last five years.

Management Services

        Approximately 1.2% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically, the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

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

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that R134A and 404A usage in intermodal containers will be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

        Also, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains CFC's. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent, we could be forced to incur large retrofitting expenses and refrigerated containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

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

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although our twenty largest customers account for 81% of our leasing revenues. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 52% of our leasing revenues in 2014. Our largest customer is CMA CGM, which accounted for 16%, 17%, and 16% of our leasing revenues in 2014, 2013 and 2012. No other customer exceeded 10% of our leasing revenues in 2014, 2013 and 2012. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Employees

        As of December 31, 2014, we employed 170 people in 17 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.    RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties noted throughout this report, including those discussed below, which may affect the value of our securities. In addition to the risks discussed below, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect our business, financial condition and results of operations, perhaps materially. You should carefully consider the risks and uncertainties described below and elsewhere in this report. Some statements in our risk factors constitute forward looking statements. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" in this report.

Market lease rates are currently historically very low. As a result, TAL’s profitability may decline due to reduced returns on new investments and reduced profitability on existing containers as leases expire and lease rates are re-priced.

Market leasing rates decreased significantly from 2012 through 2014 due to a substantial decrease in new container prices, widely available low-cost financing for leasing companies and aggressive competition. This decrease in market leasing rates has negatively impacted the expected investment returns on our new container investments and it is reducing the profitability of the existing containers in our fleet as existing leases expire and are re-priced. From 2012 to 2014, the average lease rate in our fleet decreased 7% on a CEU basis. We expect our average lease rates will decrease in 2015. If market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average lease rates to accelerate in 2016 and 2017 and have a substantial negative impact on our profitability.

The size of our owned fleet increased significantly in 2010 to 2011 due to our large purchases of new equipment and investments in sale-leaseback transactions. Many of the containers purchased in those years were purchased at relatively high prices and leased out at lease rates well above our portfolio average. As a result, the high level of procurement from 2010 through 2011 has created a concentration of leases with historically high leasing rates that will generally expire from 2015 through 2020. If container prices and market leasing rates remain near their current level for an extended period of time, we could be forced to re-lease those containers at significantly reduced lease rates. We estimate that the average lease rates on containers purchased in 2010 and 2011 are roughly 41% higher than current market leasing rates. We calculate that our annual leasing revenue would decrease by $2.0 million for each 1% reduction in the average lease rate on the containers purchased in 2010 and 2011.

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

Lease rates may further decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

        Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors more fully described below. A decrease in leasing rates can have a materially adverse effect on our leasing revenues, profitability and cash flow.

        A decrease in market leasing rates negatively impacts the leasing rates on both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates are currently well below our portfolio average. As a result, during periods of low market lease rates, the average lease rate we receive for our containers is negatively impacted by both the addition of new containers at low lease rates as well as the turnover of existing containers from leases with higher lease rates to leases with lower lease rates.

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

        We believe that the risk of large lessee defaults remains elevated. Persistent excess vessel capacity has pressured the freight rates our customers receive for moving cargo, and many of our customers have generated large financial losses over the last several years. Several of our customers have or are going through significant financial restructurings as a result of the large losses they incurred. Over the next several years, new vessel deliveries are anticipated to remain at a high level. As a result, we expect excess vessel capacity to persist for several more years and expect the financial performance of our customers to remain under pressure.

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

        Our five largest customers represented approximately 52% of our leasing revenues in 2014, with our single largest customer representing 16% of our leasing revenues during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

        Several of our major customers underwent significant financial restructurings as a result of the large financial losses they incurred in recent years and they continue to face significant financial headwinds due to excess vessel capacity. Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, the loss or significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

Used container selling prices may decrease, leading to lower gains or potentially large losses on the disposal of our equipment.

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

        Selling prices for used containers and our disposal gains were exceptionally high from 2010 to 2012 due to a generally tight global supply and demand balance for containers. Since then, used container prices and our disposal gains have decreased and disposal prices are nearing our current residual values. However, they could decrease further from current levels which would have a negative impact on our financial performance and cash flow. These effects could be significant if used container sale prices decreased rapidly.

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

        Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. New entrants into the leasing business have been attracted by the high rate of containerized trade growth, and new entrants have generally been less disciplined than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry may reduce lease rates and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

If we are unable to finance capital expenditures, our business and growth plans will be adversely affected.

We make capital investments to, among other things, maintain and expand the size of our container fleet. We have relied heavily on debt financing to help us fund our new container investments. During the financial crisis of 2008 and 2009, bank financing became much more difficult to obtain and the asset securitization market was not available to us. In the future, our bank financing and asset-backed financing capacity could decrease, our financing costs and interest rates could increase, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our bank financing and asset-backed financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed financing arrangements, including increased credit enhancements (such as lower advance rates) or required cash collateral and/or other liquid reserves; or (iv) changes in laws or regulations that negatively impact the terms on which the banks may finance us or any of our asset-backed financing arrangements. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.

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

        As of December 31, 2014, we had outstanding indebtedness of $3.0 billion under our asset backed securities, capital lease obligations and other debt facilities. Our interest and debt expense for the year ended December 31, 2014 was $109.3 million. As of December 31, 2014, our total net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 76%.

Our substantial amount of debt could have important consequences for investors, including:

•
making it more difficult for us to satisfy our obligations with respect to our debt facilities. Any failure to comply with such obligations, including a failure to make timely interest or principal payments, or a breach of financial or other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness and which could have a material adverse effect on our business, financial condition, future prospects and solvency;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	making it difficult for us to pay dividends on our common stock;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors having less debt.

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

        Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that R134A and 404A usage in intermodal containers will be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

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

        China is currently the largest container producing nation in the world, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based there. Currently, there are two manufacturers controlling a majority of the market. In the event that it were to become more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

We may incur significant costs associated with relocation of leased equipment.

        When lessees return equipment to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. For example, prior to the Asia crisis of the late 1990's containerized trade was relatively evenly balanced globally, and as a result, many of our lease contracts provided extensive drop-off flexibility in North America and Europe. However, global containerized trade patterns changed dramatically in the aftermath of the Asia crisis, and demand for leased containers in North America and Europe substantially decreased. We incurred significant positioning expenses from 2000-2003 to shift our inventory of containers from North America and Europe to Asia.

        We currently seek to limit the number of containers that can be returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports at the time leases expire. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that we currently consider to be high demand locations and where our leases typically allow large numbers of containers to be returned to us.

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

We are subject to the U.S. Foreign Corrupt Practices Act, and any determination that we violated this act may affect our business and operations adversely.

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

We are subject to meet the regulatory compliance and reporting requirements applicable to us as a public company, including those issued by the Securities and Exchange Commission and the New York Stock Exchange. Failure to meeting these requirements may lead to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our common shares. Furthermore, testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business.

The Sarbanes Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

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

        We may selectively pursue acquisitions and joint ventures, which could involve a number of risks and present financial, managerial and operational challenges, including:

•	dilution of shareholders' ownership interest of TAL if new shares are issued to fund an acquisition;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Office Locations.    As of December 31, 2014, our employees are located in 17 offices in 11 different countries. We have 6 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2014 and 2013.

	High	Low
2014:
Fourth Quarter	$45.91	$37.67
Third Quarter	$47.60	$41.09
Second Quarter	$45.63	$41.18
First Quarter	$57.60	$40.35
2013:
Fourth Quarter	$57.82	$45.32
Third Quarter	$48.76	$38.50
Second Quarter	$45.40	$39.26
First Quarter	$46.87	$36.42

  On February 12, 2015, the closing price of our common stock was $40.63, as reported on the New York Stock Exchange. On that date, there were approximately 48 holders of record of our common stock and approximately 37,144 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the five years ended December 31, 2014. The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of December 31, 2009, and that all dividends were reinvested.

Comparison of Cumulative Total Return
Five Years Ended December 31, 2014

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
TAL International Group, Inc.	100.00	245.94	245.01	330.99	561.29	461.19
S&P 500 Index	100.00	115.06	117.49	136.29	180.43	205.13
Russell 2000 Index	100.00	126.85	121.55	141.42	196.32	205.92

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64

        Historically, most of our dividends have been treated as a return of capital, and we believe that 100% our dividends paid in 2014 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.

Stock Repurchase Program

        On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock. Since September 1, 2014, TAL repurchased 900,000 shares of its stock at an average price of $41.95. As of February 10, 2015, there were 88,157 shares authorized for purchase under TAL's stock repurchase program.

On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. These shares augment the remaining 88,157 shares authorized for purchase under TAL's existing stock repurchase program. Repurchases will be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statements of income data, balance sheet data and other financial data for each of the five years ended December 31, 2014 were derived from the Company's audited consolidated financial statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, (Dollars and shares in thousands, except per share data)
	2014	2013	2012	2011	2010
Statements of Income Data:
Leasing revenues:
Operating leases	$573,778	$552,640	$511,189	$434,668	$310,221
Finance leases	18,355	14,728	13,781	16,394	18,309
Other revenues	1,873	2,485	3,227	3,301	3,634
Total leasing revenues	594,006	569,853	528,197	454,363	332,164

Equipment trading revenues	56,436	73,004	60,975	62,324	34,636
Equipment trading expenses	(49,246)	(62,726)	(53,431)	(51,330)	(28,814)
Trading margin	7,190	10,278	7,544	10,994	5,822

Net gain on sale of leasing equipment	6,987	26,751	44,509	51,969	25,765

Operating expenses:
Depreciation and amortization(1)	224,753	205,073	193,466	152,576	115,927
Direct operating expenses	33,076	27,142	25,039	18,157	24,489
Administrative expenses	45,399	44,197	43,991	42,727	41,724
Provision (reversal) for doubtful accounts	212	2,827	(208)	162	(843)
Total operating expenses	303,440	279,239	262,288	213,622	181,297
Operating income	304,743	327,643	317,962	303,704	182,454
Other expenses (income):
Interest and debt expense	109,265	111,725	114,629	105,470	79,104
Write-off of deferred financing costs	5,192	4,000	—	1,143	675
Net loss (gain) on interest rate swaps(2)	780	(8,947)	2,469	27,354	13,029
Total other expenses	115,237	106,778	117,098	133,967	92,808
Income before income taxes	189,506	220,865	200,864	169,737	89,646
Income tax expense	65,461	77,699	70,732	60,013	31,922
Net income	$124,045	$143,166	$130,132	$109,724	$57,724
Earnings Per Share Data:
Basic income per share applicable to common stockholders	$3.70	$4.28	$3.92	$3.39	$1.90
Diluted income per share applicable to common stockholders	$3.68	$4.25	$3.87	$3.34	$1.88
Weighted average common shares outstanding:
Basic	33,482	33,483	33,224	32,414	30,441
Diluted	33,664	33,694	33,623	32,821	30,717
Cash dividends paid per common share	$2.88	$2.68	$2.35	$1.99	$1.30
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

(2)	Net losses and gains on interest rate swaps are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands, except fleet data)
	2014	2013	2012	2011	2010
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$114,781	$98,001	$101,680	$175,343	$85,612
Accounts receivable, net	85,681	74,174	71,363	56,491	46,342
Revenue earning assets, net	3,953,764	3,730,122	3,418,446	2,857,233	2,286,831
Total assets	4,274,984	4,045,296	3,701,194	3,197,303	2,517,557
Total debt	3,040,842	2,817,933	2,604,015	2,235,585	1,770,332
Stockholders' equity	666,528	691,918	615,975	562,802	428,410
Other Financial Data:
Capital expenditures	670,529	660,492	831,826	815,730	844,214
Proceeds from sale of equipment leasing fleet, net of selling costs	165,990	140,724	133,367	123,659	102,176
Selected Fleet Data(1)(2):
Dry container units	1,189,707	1,105,433	1,021,642	847,902	720,008
Refrigerated container units	65,010	64,030	57,229	50,751	45,215
Special container units	56,180	56,761	57,198	48,039	45,234
Tank container units	9,282	8,100	6,608	5,396	2,648
Chassis	19,116	13,724	13,146	10,789	9,208
Equipment trading units	32,448	40,374	45,860	46,767	33,373
Total container units/chassis	1,371,743	1,288,422	1,201,683	1,009,644	855,686
Total containers/chassis in TEU	2,249,619	2,113,215	1,957,776	1,645,868	1,397,183
Total containers/chassis in cost equivalent units(3)	2,778,284	2,640,743	2,404,516	2,044,012	1,699,053
Average utilization %(4)	97.6%	97.4%	97.9%	98.7%	97.6%
____________________

(1)	Includes both owned and managed units, as well as units on finance leases.

(2)	Calculated as of the end of the relevant period.

(3)
The Company has included total fleet count information based on cost equivalent units (CEU). CEU is a ratio used to convert the actual number of containers in the Company's fleet to a figure based on the relative purchase price of various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. These CEU ratios are from the Company's debt agreements and may differ slightly from CEU ratios used by others in the industry.

(4)	Average utilization is computed by dividing total units on lease (in CEU) by the total units in the Company's fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2014, our total fleet consisted of 1,371,743 containers and chassis, including 16,378 containers under management for third parties, representing 2,249,619 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of December 31, 2014. Our customers are among the largest shipping lines in the world. For the year ended December 31, 2014, our twenty largest customers accounted for 81% of our leasing revenues, our five largest customers accounted for 52% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	December 31, 2014			December 31, 2013			December 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,174,154	15,553	1,189,707	1,087,462	17,971	1,105,433	1,000,612	21,030	1,021,642
Refrigerated	64,977	33	65,010	63,967	63	64,030	57,124	105	57,229
Special	55,388	792	56,180	55,295	1,466	56,761	55,485	1,713	57,198
Tank	9,282	—	9,282	8,100	—	8,100	6,608	—	6,608
Chassis	19,116	—	19,116	13,724	—	13,724	13,146	—	13,146
Equipment leasing fleet	1,322,917	16,378	1,339,295	1,228,548	19,500	1,248,048	1,132,975	22,848	1,155,823
Equipment trading fleet	32,448	—	32,448	40,374	—	40,374	45,860	—	45,860
Total	1,355,365	16,378	1,371,743	1,268,922	19,500	1,288,422	1,178,835	22,848	1,201,683
Percentage	98.8%	1.2%	100.0%	98.5%	1.5%	100.0%	98.1%	1.9%	100.0%

	Equipment Fleet in TEU
	December 31, 2014			December 31, 2013			December 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,901,299	27,183	1,928,482	1,759,100	31,875	1,790,975	1,607,232	37,796	1,645,028
Refrigerated	123,288	54	123,342	122,466	113	122,579	109,316	186	109,502
Special	100,680	1,385	102,065	99,473	2,481	101,954	98,888	2,883	101,771
Tank	9,282	—	9,282	8,100	—	8,100	6,608	—	6,608
Chassis	33,877	—	33,877	24,505	—	24,505	23,432	—	23,432
Equipment leasing fleet	2,168,426	28,622	2,197,048	2,013,644	34,469	2,048,113	1,845,476	40,865	1,886,341
Equipment trading fleet	52,571	—	52,571	65,102	—	65,102	71,435	—	71,435
Total	2,220,997	28,622	2,249,619	2,078,746	34,469	2,113,215	1,916,911	40,865	1,957,776
Percentage	98.7%	1.3%	100.0%	98.4%	1.6%	100.0%	97.9%	2.1%	100.0%

	Equipment Fleet in CEU
	December 31, 2014			December 31, 2013			December 31, 2012
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Operating leases	2,451,007	24,511	2,475,518	2,260,404	30,232	2,290,636	2,104,460	36,062	2,140,522
Finance leases	196,712	825	197,537	210,535	830	211,365	137,909	818	138,727
Equipment trading fleet	105,229	—	105,229	138,742	—	138,742	125,267	—	125,267
Total	2,752,948	25,336	2,778,284	2,609,681	31,062	2,640,743	2,367,636	36,880	2,404,516
Percentage	99.1%	0.9%	100.0%	98.8%	1.2%	100.0%	98.5%	1.5%	100.0%
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
The percentage of our equipment fleet by equipment type as of December 31, 2014 and the percentage of our leasing revenues by equipment type for the year ended December 31, 2014 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	86.7%	60.6%	64.1%
Refrigerated	4.7	22.7	20.9
Special	4.1	4.9	7.2
Tank	0.7	5.3	3.5
Chassis	1.4	2.7	2.2
Equipment leasing fleet	97.6	96.2	97.9
Equipment trading fleet	2.4	3.8	2.1
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	December 31, 2014	December 31, 2013	December 31, 2012
Long-term leases	68.9%	68.0%	67.5%
Finance leases	8.0	9.2	6.6
Service leases	17.7	18.0	21.0
Expired long-term leases (units remaining on-hire)	5.4	4.8	4.9
Total	100.0%	100.0%	100.0%
As of December 31, 2014, 2013 and 2012, our long-term and finance leases combined had average remaining contractual term of approximately 41 months, 44 months, and 43 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the year ended December 31, 2014 increased 4.2% from 2013.
Owned fleet size.    As of December 31, 2014, our owned fleet included 2,752,948 CEU, an increase of 5.5% from December 31, 2013. The increase in our fleet size in 2014 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions. In 2014, we invested approximately $638 million in our fleet, purchasing approximately 231,000 TEU of new containers and approximately 71,000 TEU of used containers through sale-leaseback transactions.
These investments in our fleet were supported by solid leasing demand. In 2014, leasing demand was supported by improved trade growth and the continued market share shift from owned to leased containers. Global trade growth was estimated to be between 5% and 6% in 2014 and our customers have continued to lease a larger than normal share of their new container requirements due to strains on their financial performance created by excess vessel capacity and weak freight weights.
Utilization.    Our average utilization was 97.6% during 2014, up slightly from 97.4% in 2013, and our ending utilization was 98.1%, up from 97.2% at the end of 2013. Our high utilization in 2014 was supported by a relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect our utilization will remain historically high in 2015.
The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2014	97.6%	98.1%	97.9%	97.3%	97.1%
2013	97.4%	97.0%	97.3%	97.5%	97.7%
2012	97.9%	97.7%	97.7%	97.8%	98.2%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2014	98.1%	98.1%	97.7%	96.9%
2013	97.2%	97.0%	97.5%	97.6%
2012	97.9%	97.4%	97.6%	97.7%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line decreased by 4.9% in 2014 compared to 2013. Excluding the impact of sale-leaseback transactions, average lease rates for our dry container product line decreased by 5.8% in 2014 compared to 2013. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as existing containers either have leases renegotiated and re-priced at expiration or as the containers are dropped-off from older leases with higher lease rates and picked-up onto new leases with lower lease rates. We expect our average dry container lease rates will decrease in 2015 and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates for refrigerated containers decreased by 4.2% in 2014 compared to 2013. For several years our average lease rates for refrigerated containers have been negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of the refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share and the widespread availability of attractively priced financing and aggressive competition.
The average lease rates for special containers were approximately 4.3% higher in 2014 than in 2013. Excluding the impact of sale-leaseback transactions, average special container rates were 3.4% higher in 2014 compared to 2013. This increase is mainly the result of the drop-off and sale of older special containers that were on leases with rates well below our portfolio average.
Equipment disposals.    During 2014, we recognized a $7.0 million gain on the sale of our used containers compared to a gain of $26.8 million in 2013. During 2014, our gain on sale decreased primarily due to lower average sale prices. Average used container selling prices in 2014 decreased approximately 23% from our average prices in 2013 as leasing companies and shipping lines have increased disposal volumes in response to the lower cost of new containers and the gradual normalization of the global container supply / demand balance. We expect used container selling prices and our disposal gains will continue to trend down toward historical levels as the global supply and demand balance for containers continues to normalize.
Our gain on equipment disposals has also continued to be negatively impacted by the low disposal volume of original TAL dry containers and by high purchase prices paid for sale-leaseback containers. In general, used dry container sale prices remain above our long-term estimated residual values, and the per unit gains on the disposal of original TAL dry containers remain relatively high. However, TAL purchased few new containers in the late 1990’s and early 2000’s, and as a result, we have a limited amount of original TAL dry containers currently available for sale.
TAL has been supplementing its reduced sale volume of original TAL containers with older containers purchased from our customers through sale-leaseback transactions. These containers have generally been purchased for prices higher than the net book value of original TAL containers of similar ages. The higher purchase prices are supported by leasing revenues received by TAL under the terms of the sale-leaseback agreements, and these sale-leaseback transactions remain profitable on an overall basis. However, TAL has started to recognize losses on the disposal of a portion of our sale-leaseback containers due to the current reduction in sale prices for used containers and the fact that lease revenue and fees are excluded from the gain or loss calculations upon disposal.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $17.3 million or 5.5% in 2014 as compared to 2013. The increase in ownership expenses was less than the increase in the net book value of our average revenue earning assets, which increased 7.0% from 2013 to 2014.
Depreciation expense increased $19.7 million or 9.6% in 2014 as compared to 2013 due to the net increase in the size of our depreciable fleet. Depreciation expense increased faster than our revenue earning assets mainly reflecting a decrease in the portion of our fleet that is fully depreciated. TAL purchased few new containers in the late 1990's and early 2000's, and as a result, we have relatively few original TAL containers reaching the end of their depreciable lives. We expect the portion of fully depreciated containers in our fleet will continue to trend down for the next several years.
Interest expense decreased $2.4 million or 2.1% in 2014 as compared to 2013. The decrease was due to a decrease in our average effective interest rate, partially offset by an increase in our average outstanding debt mainly due to new equipment purchases. Our average effective interest rate decreased to 3.69% in 2014 as compared to 4.01% in 2013 as the result of new debt issuances at interest rates lower than those on our existing debt facilities. Our average outstanding debt increased by 6.1% mainly due to the 7.0% increase in average revenue earning assets.
Credit performance.     We recorded a $0.2 million provision for doubtful accounts during 2014, compared to a provision of $2.8 million in 2013. The provision in 2013 was related to payment defaults and equipment recovery costs for a few small regional shipping line customers. While our credit performance during 2014 was strong, our overall concern about credit risk remains heightened due to the difficult market conditions facing our customers. Many of the major shipping lines have reported modest or negative profitability over the last few years due to persistent excess vessel capacity and weak freight rates. Several shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Our direct operating expenses were $33.1 million in 2014, compared to $27.1 million in 2013, an increase of 22.1% . This increase was mainly due to an increase in the volume of pick-up and drop-off activity and an increase in the number of containers we are holding for sale.
Administrative expenses. Our administrative expenses were $45.4 million in 2014 compared to $44.2 million in 2013, an increase of 2.7%. The increase was mainly due to an increase in employment costs and foreign exchange losses on our Euro and GBP denominated assets.
Dividends
We paid the following quarterly dividends during the years ended December 31, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
Historically, most of our dividends have been treated as a non-taxable return of capital, and we believe that our dividends paid in 2014 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.
Stock Repurchase Program
On March 13, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares of our common stock. Since September 1, 2014, TAL repurchased 900,000 shares of its stock at an average price of $41.95. As of February 10, 2015, there were 88,157 shares authorized for purchase under TAL's stock repurchase program.

On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. These shares augment the remaining 88,157 shares authorized for purchase under TAL's existing stock repurchase program. Repurchases will be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program.

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

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands of dollars):

	Year Ended December 31,
	2014	2013	2012
Leasing revenues:
Operating leases	$573,778	$552,640	$511,189
Finance leases	18,355	14,728	13,781
Other revenues	1,873	2,485	3,227
Total leasing revenues	594,006	569,853	528,197

Equipment trading revenues	56,436	73,004	60,975
Equipment trading expenses	(49,246)	(62,726)	(53,431)
Trading margin	7,190	10,278	7,544

Net gain on sale of leasing equipment	6,987	26,751	44,509

Operating expenses:
Depreciation and amortization	224,753	205,073	193,466
Direct operating expenses	33,076	27,142	25,039
Administrative expenses	45,399	44,197	43,991
Provision (reversal) for doubtful accounts	212	2,827	(208)
Total operating expenses	303,440	279,239	262,288
Operating income	304,743	327,643	317,962
Other expenses:
Interest and debt expense	109,265	111,725	114,629
Write-off of deferred financing costs	5,192	4,000	—
Net loss (gain) on interest rate swaps	780	(8,947)	2,469
Total other expenses	115,237	106,778	117,098
Income before income taxes	189,506	220,865	200,864
Income tax expense	65,461	77,699	70,732
Net income	$124,045	$143,166	$130,132

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$545,561	$528,499
Fee and ancillary lease revenue	28,217	24,141
Total operating lease revenue	573,778	552,640
Finance lease revenue	18,355	14,728
Other revenues	1,873	2,485
Total leasing revenues	$594,006	$569,853
Total leasing revenues were $594.0 million in 2014, compared to $569.9 million in 2013, an increase of $24.1 million, or 4.2%.
Per diem revenue increased by $17.1 million, or 3.2%, compared to 2013. The primary reasons for this increase are as follows:

•	$37.6 million increase due to an increase of approximately 156,300 CEU in the average number of units on-hire under operating leases; partially offset by a

•	$20.5 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $4.1 million in 2014, compared to 2013 primarily due to a $3.2 million increase in reimbursable costs and an increase of $1.1 million in fee revenue due to higher pick-up and drop-off volumes.
Finance lease revenue increased by $3.6 million in 2014, compared to 2013 due to an increase in the average size of our finance lease portfolio, partially offset by a decrease in the average interest rate.

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

	Year Ended December 31,
	2014	2013
	(in thousands)
Equipment trading revenues	$56,436	$73,004
Equipment trading expenses	(49,246)	(62,726)
Equipment trading margin	$7,190	$10,278
The equipment trading margin was $7.2 million in 2014 compared to $10.3 million in 2013, a decrease of $3.1 million. The trading margin decreased mainly due to $2.0 million due to lower per unit margins on equipment sold and decreased by $0.9 million due to lower sales volume.
Net gain on sale of leasing equipment.    Gain on sale of equipment was $7.0 million in 2014 compared to $26.8 million in 2013, a decrease of $19.8 million. The primary reasons for this decrease are as follows:

•	$20.1 million decrease due to a decline of approximately 23% in used dry container selling prices;

•	$2.5 million decrease due to larger gains in 2013 related to units declared lost by one of our customers, which was not repeated in 2014, partially offset by a

•	$2.6 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $224.8 million in 2014, compared to $205.1 million in 2013, an increase of $19.7 million or 9.6%. Depreciation expense increased by $23.9 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $4.2 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $33.1 million in 2014, compared to $27.1 million in 2013, an increase of $6.0 million primarily driven by the following:

•	$1.8 million increase in repair expense due to a larger volume of dry containers;

•	$1.8 million increase in operating, handling and repositioning expenses resulting from a larger volume of pick-up and drop-off activity;

•	$1.6 million increase in storage costs due to an increase in the number of idle units, mainly an increase in the number of containers held for sale; and a

•	$0.6 million increase in survey costs due to increased procurement activity.
Administrative expenses.    Administrative expenses were $45.4 million in 2014 compared to $44.2 million in 2013, an increase of $1.2 million or 2.7%. This increase was mainly due to increased employment costs and greater foreign exchange losses on Euro and GBP denominated assets.
Provision for doubtful accounts.    Our provision for doubtful accounts was $0.2 million in 2014 compared to a provision of $2.8 million in 2013. In 2013, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We made no such provisions for defaults this year.
Interest and debt expense.    Interest and debt expense was $109.3 million in 2014, compared to $111.7 million in 2013, a decrease of $2.4 million or 2.1%. The decrease in interest and debt expense was mainly driven by a $9.2 million decrease due to a lower average effective interest rate of 3.69% in 2014 compared to 4.01% in 2013. This was primarily offset by an increase of $6.8 million due to a higher average debt balance of $2,916.9 million in 2014, compared to $2,750.1 million in 2013.

Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.8 million in 2014, compared to a gain of $8.9 million in 2013. The fair value of our interest rate swap agreements decreased during 2014 due to a decrease in long-term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease. However, we designated the majority of our interest rate swaps as hedges starting in 2013, which limits the size of our recognized gains or losses on our swap portfolio as long-term interest rates change.
Income tax expense.    Income tax expense was $65.5 million in 2014, compared to $77.7 million in 2013. The effective tax rate was 34.5% in 2014 and 35.2% in 2013. Our effective tax rate decreased due to changes in state apportionment factors for several states which lowered our state effective tax rate.
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

	Year Ended December 31,
	2013	2012
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$528,499	$487,832
Fee and ancillary lease revenue	24,141	23,357
Total operating lease revenue	552,640	511,189
Finance lease revenue	14,728	13,781
Other revenue	2,485	3,227
Total leasing revenues	$569,853	$528,197
Total leasing revenues were $569.9 million in 2013, compared to $528.2 million in 2012, an increase of $41.7 million, or 7.9%.
Per diem revenue increased by $40.7 million, or 8.3%, compared to 2012. The primary reasons for this increase are as follows:

•	$56.1 million increase due to an increase of approximately 211,400 CEU in the average number of units on-hire under operating leases; partially offset by a

•	$12.2 million decrease due to lower average per diem rates; and a

•	$3.3 million decrease due to the recognition of revenue during the second quarter of 2012 for the early termination of certain lease contracts, which did not reoccur in 2013.
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
Net (gain) loss on interest rate swaps    Net gain on interest rate swaps was $8.9 million in 2013, compared to a loss of $2.5 million in 2012. The fair value of our interest rate swap agreements increased during 2013 due to an increase in long-term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term-interest rates increased during 2013, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase.

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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Year Ended December 31,			% Change Between
	2014	2013	2012	2014 and 2013	2013 and 2012
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$180,356	$198,210	$195,166	(9.0)%	1.6%
Equipment trading segment	$15,122	$17,708	$8,167	(14.6)%	116.8%
Total	$195,478	$215,918	$203,333
_______________________________________________________________________________

(1)	Income before income taxes excludes net losses on interest rate swaps and the write-off of deferred financing costs.
Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $180.4 million in 2014 compared to $198.2 million in 2013, a decrease of $17.8 million. This decrease was mainly due to a decrease in the gain on the sale of leasing equipment of $19.8 million mostly due to lower selling prices. In addition, direct operating expenses increased $5.8 million. This decrease was partially offset by an increase in the leasing margin (leasing revenues net of depreciation and amortization and interest and debt expense) of $6.5 million due to an increase in the fleet size and average number of units on-hire and a reduction in our average effective interest rate.
Income before income taxes for the Equipment leasing segment was $198.2 million in 2013 compared to $195.2 million in 2012, an increase of $3.0 million. The leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating expenses) increased by $24.5 million primarily due to an increase in fleet size and the average number of units on-hire in 2013 and a lower effective interest rate. This increase was partially offset by a decrease in the gain on the sale of leasing equipment of $17.7 million due to lower selling prices and a decrease in the number of original TAL units sold that have higher per unit gains, an increase in the provision for doubtful accounts of $3.0 million and a decrease in management fee income of $0.8 million.

Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $15.1 million in 2014, compared to $17.7 million in 2013, a decrease of $2.6 million. This decrease was primarily due to a decline in the equipment trading margin due to lower per unit margins on equipment sold and lower sales volume.
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
We continue to have sizable cash in-flows. For the year ended December 31, 2014, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $612.4 million. In addition, as of December 31, 2014 we had $79.1 million of unrestricted cash and $853.2 million of additional borrowing capacity under our current credit facilities. During 2014, we issued $795.0 million of fixed rate secured term notes under the asset backed securitization ("ABS") facilities.
As of December 31, 2014, major committed cash outflows in the next 12 months include $376.3 million of scheduled principal payments on our existing debt facilities and $257.4 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At December 31, 2014, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,504.2	$1,504.2
Term loan facilities	859.0	1,092.2
Asset backed warehouse facility	420.0	650.0
Revolving credit facilities	160.0	550.0
Capital lease obligations	97.6	97.6
Total Debt	$3,040.8	$3,894.0
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of December 31, 2014, we had $1,603.4 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2015 and 2024, and had a weighted average effective interest rate of 3.61% as of December 31, 2014.
As of December 31, 2014, we had $1,437.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2016 and 2021, and had a weighted average effective interest rate of 1.72% as of December 31, 2014. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.16% as of December 31, 2014.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2014, we had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 2.00% and a weighted average remaining term of 7.6 years.

As of December 31, 2014, the Company had a combined $2,738.4 million of debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 90.1% of total debt. These facilities had a weighted average remaining term of 5.7 years.
Asset Backed Securitization Term Notes
Our Asset Backed Securitization ("ABS") facilities have been the largest funding source used to finance our existing container fleet and new container purchases. Under these facilities, our indirect wholly-owned subsidiaries issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
Our borrowings under the ABS facilities amortize in monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. Advance rates under the ABS facilities range from 76% to 87%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to five to nine months of interest expense depending on the type of facility.
Term Loan Facilities
We utilize our term loan facilities as an important funding source for the purchase of containers and other equipment. The term loan facilities amortize in monthly or quarterly installments.
The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 80% to 90% against the net book values of designated eligible containers, which is determined under the terms of each facility.
Asset Backed Warehouse Facility
The asset backed warehouse facility has a maximum borrowing capacity of $650.0 million. Under the amended facility effective as of October 10, 2014, funds are available on a revolving basis until October 10, 2017, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of October 10, 2021. We primarily use the proceeds of this facility to finance the acquisition of equipment.
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

Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of December 31, 2014, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of December 31, 2014, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	3.03
TAL Advantage I, LLC	1.10	7.51
TAL Advantage III, LLC	1.30	2.95
TAL Advantage IV, LLC	1.10	2.30
TAL Advantage V, LLC	1.10	2.47*
*Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of December 31, 2014, each series is in compliance.
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

For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of December 31, 2014 was $697.9 million. As of December 31, 2014, the actual Consolidated TNW for each of our SPEs and for the $450 million revolving credit facility was $1,030.7 million. As of December 31, 2014, the maximum and actual Indebtedness to TNW ratios for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.08
TAL Advantage I, LLC	4.75	3.05
TAL Advantage III, LLC	4.75	3.04
TAL Advantage IV, LLC	4.75	3.04
TAL Advantage V, LLC	4.75	3.04
As of December 31, 2014, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.6 billion. Outstanding debt on the remaining facilities of $0.4 billion have various other debt covenants, all of which the Company is in compliance with as of December 31, 2014.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$398,807	$366,688	$310,210
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(670,529)	$(660,492)	$(831,826)
Proceeds from sale of equipment, net of selling costs	165,990	140,724	133,367
Cash collections on finance lease receivables, net of income earned	47,607	39,470	35,326
Other	(253)	84	219
Net cash (used in) investing activities	$(457,185)	$(480,214)	$(662,914)
Net cash provided by financing activities	$68,635	$116,558	$277,670
Operating Activities
Net cash provided by operating activities increased by $32.1 million to $398.8 million in 2014, compared to $366.7 million in 2013. The majority of this increase is comprised of the following:
•Earnings excluding non-cash expenses increased by $19.7 million,
•In 2014, we paid $5.0 million to terminate certain interest rate swap agreements and replaced them with new interest rate swap contracts that have a longer duration, while in 2013, we paid $24.2 million for such terminations. This resulted in an increase in operating cash flows of $19.2 million, and
•We had fewer net purchases of equipment bought for resale in 2014, for a net increase to cash provided by operating activities of $4.5 million.
•Increase in net cash provided by operating activities was partially offset by increases in our accounts receivable and customer deferred revenue which decreased operating cash flows by $12.8 million compared to 2013. In addition, we received more cash in advance of amounts due last year than in 2014.
Net cash provided by operating activities increased by $56.5 million to $366.7 million in 2013, compared to $310.2 million in 2012 primarily due to an increase in earnings, excluding non-cash expenses. In addition, we paid $24.2 million to terminate interest rate swap agreements in 2013, compared to paying $49.1 million for such terminations in 2012, and we had net purchases of equipment for resale of $11.2 million in 2013 versus net sales proceeds for $7.8 million in 2012.
Investing Activities
Net cash used in investing activities decreased by $23.0 million to $457.2 million in 2014 compared to $480.2 million in 2013 primarily due to an increase in proceeds from the sale of equipment due to higher disposal volumes and an increase in principal payment on finance leases partially offset by an increase in purchases of leasing equipment.
Net cash used in investing activities decreased by $182.7 million to $480.2 million in 2013 compared to $662.9 million in 2012 primarily due to a decrease in purchases of leasing equipment.
Financing Activities
Net cash provided by financing activities decreased by $48.0 million to $68.6 million in 2014 compared to $116.6 million in 2013.This decrease was primarily due to purchases of treasury stock of $34.4 million, an increase in dividends paid of $6.7 million, and a net increase in restricted cash of $13.2 million in 2014 partially offset by an increase in net borrowings under our various debt facilities of $9.2 million.
Net cash provided by financing activities decreased by $161.1 million to $116.6 million in 2013 compared to $277.7 million in 2012. This decrease was primarily due to a decrease in net borrowings under our various debt facilities as a result of the reduction of equipment purchases.
Contractual Obligations
We are party to various operating and capital leases and are obligated to make payments related to our long-term borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied by cash flows from operations and long-term financing activities.
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2014:

	Contractual Obligations by Period
Contractual Obligations:	Total	2015	2016	2017	2018	2019 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,490.4	$439.8	$392.8	$355.4	$503.4	$1,799.0
Capital lease obligations(2)	106.2	39.7	29.9	18.8	17.8	—
Operating leases (mainly facilities)	7.2	1.6	1.4	1.2	1.1	1.9
Purchase obligations:
Equipment purchases payable	88.3	88.3	—	—	—	—
Equipment purchase commitments	169.1	169.1	—	—	—	—
Total contractual obligations	$3,861.2	$738.5	$424.1	$375.4	$522.3	$1,800.9
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on December 31, 2014 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Goodwill
We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing (a worldwide supplier of rolltrailers) where we recorded $2.6 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $73.5 million and $1.0 million, respectively, to each reporting unit. We have elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Our annual review of goodwill, conducted in the fourth quarter of 2014, indicated that no impairment of goodwill existed.

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
As of December 31, 2014, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$1,135 Million	2.00%	7.6 years

During 2014, we designated certain interest rate swap agreements as cash flow hedges at their inception. In 2014, we recognized unrealized losses of $52.1 million, in accumulated other comprehensive (loss) income related to changes in the fair value of the designated agreements. Prior to March 2013, we typically did not apply hedge accounting for our interest rate swap agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps for the years ended December 31, 2014 and 2013 as follows (amounts in millions):

	December 31,
	2014	2013
Net loss (gain) on interest rate swaps	$0.8	$(8.9)
Since 79% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $2.2 million in interest expense over the next 12 months.

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
As of December 31, 2014, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on TAL International Group, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of TAL International Group, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2015

Changes in Internal Controls
There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors", "The Named Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual Meeting of Stockholders to be held on April 28, 2015, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2014 (the "2015 Proxy Statement").
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation of Executive Officers, Compensation Discussion and Analysis", "Summary Compensation Table", and "Grants of Plan-Based Awards Table", and the other tables and information following the "Grants of Plan-Based Awards Table" in the 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Management and Principal Stockholders" in the 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions" and "Corporate Governance and Related Matters" in the 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2015 Proxy Statement.

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

4.18
Management Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.33 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

4.19
Contribution and Sale Agreement dated as of October 23, 2009 between TAL International Container Corporation and TAL Advantage III LLC (incorporated by reference from Exhibit 4.34 to TAL International Group, Inc.'s Form 10-K filed on March 1, 2010)

Exhibit No.	Description
4.20
Indenture, dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.47 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.21
Series 2010-1 Supplement dated as of June 28, 2010, by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.48 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.22
Management Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.49 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.23
Contribution and Sale Agreement dated as of June 28, 2010 by and between TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.50 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.24
Transition Agent Agreement dated as of June 28, 2010 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage IV LLC (incorporated by reference from Exhibit 4.51 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.25
Series 2010-1 Note Purchase Agreement dated as of June 28, 2010 by and between TAL Advantage IV LLC, TAL International Container Corporation and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.52 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.26
Amendment No. 1 dated as of July 16, 2010 to the Management Agreement dated as of October 23, 2009 by and between TAL Advantage III LLC and TAL International Container Corporation (incorporated by reference from Exhibit 4.54 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2010)

4.27
Amended and Restated Indenture dated as of August 12, 2011 by and between TAL Advantage III LLC and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.65 to TAL International Group Inc.'s Form 10-Q filed on October 28, 2011)

4.28
Amended and Restated Credit Agreement dated November 30, 2011, by and among TAL International Container Corporation, The Royal Bank of Scotland PLC as Administrative Agent and as Collateral Agent, RBS Securities, Inc. as Sole Arranger, and the Lenders from time to time party thereto (incorporated by reference from Exhibit 4.45 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.29
Amended and Restated Security Agreement dated November 30, 2011, by and among TAL International Container Corporation and The Royal Bank of Scotland PLC as Collateral Agent (incorporated by reference from Exhibit 4.46 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.30
Amended and Restated Pledge Agreement dated November 30, 2011, by and among TAL International Container Corporation, as Pledgor in favor of The Royal Bank of Scotland PLC in its capacity as Collateral Agent, as Pledgee (incorporated by reference from Exhibit 4.47 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.31
Amended and Restated Guaranty dated November 30, 2011 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.48 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.32
Amendment No. 2 dated December 22, 2011 to the Credit Agreement dated July 31, 2006, by and among TAL International Container Corporation, Fortis Bank NA/SV, assignee of Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 4.49 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.33
Indenture, dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.52 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

Exhibit No.	Description

4.34
Series 2013-1 Supplement dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.53 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.35
Management Agreement dated as of February 27, 2013, by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.54 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.36
Contribution and Sale Agreement dated as of February 27, 2013 by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.55 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.37
Transition Agent Agreement dated as of February 27, 2013 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.56 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.38
Series 2013-1 Note Purchase Agreement dated as of February 20, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and RBC Capital Markets, LLC (incorporated by reference from Exhibit 4.57 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.39
Credit Agreement, dated as of March 12, 2013, by and among TAL International Container Corporation, the Lenders from time to time party thereto, Bank of America N.A. as Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers (incorporated by reference from Exhibit 4.58 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.40
Security Agreement dated March 12, 2013, by and among TAL International Container Corporation and Bank of America N.A. as Collateral Agent (incorporated by reference from Exhibit 4.59 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.41	Guaranty dated March 12, 2013 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.60 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.42
Amendment No. 1 dated May 3, 2013 to the Series 2010-1 Supplement dated June 28, 2010 by and between TAL Advantage IV, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.62 to TAL International Group Inc.'s Form 10-Q filed on July 30, 2013)

4.43
Omnibus Amendment No. 1 dated July 2, 2013 to the Amended and Restated Indenture, Series 2009-1 Supplement and Series 2009-1 Note Purchase Agreement by and between TAL Advantage III LLC and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other Noteholders from time to time party thereto and the other financial institutions from time to time party thereto (incorporated by reference from Exhibit 4.63 to TAL International Group Inc.'s Form 10-Q filed on July 30, 2013)

4.44
Fourth Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated July 5, 2013 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 4.64 to TAL International Group Inc.'s Form 10-Q filed on July 30, 2013)

4.45
Series 2013-2 Note Purchase Agreement dated as of October 31, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, and Nomura Securities International, Inc. (incorporated by reference from Exhibit 4.60 to TAL International Group Inc.'s Form 10-K filed on February 20, 2014)

4.46
Series 2013-2 Supplement dated as of November 7, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.61 to TAL International Group, Inc.'s Form 10-K filed on February 20, 2014)

Exhibit No.	Description

4.47
Amendment No. 1 dated November 8, 2013 to the 2013-1 Supplement dated February 27, 2013, by and among TAL Advantage V LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.62 to TAL International Group, Inc.'s Form 10-K filed on February 20, 2014)

4.48
Amendment No. 2 dated as of February 26, 2014, to the Indenture dated as of February 27, 2013 between TAL Advantage V LLC, as the Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.63 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.49
Series 2014-1 Supplement dated as of February 27, 2014 by and between TAL Advantage V LLC as the Issuer and Wells Fargo Bank, National Association as the Indenture Trustee (incorporated by reference from Exhibit 4.64 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.50
Series 2014-1 Note Purchase Agreement dated as of February 19, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and Wells Fargo Securities, LLC, as Initial Purchasers (incorporated by reference from Exhibit 4.65 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.51
Term Loan Agreement dated as of April 2, 2014 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party thereto, as Lenders, Suntrust Bank, as Administrative Agent and as Collateral Agent, Suntrust Robinson Humphrey, Inc., as Lead Arranger, and ING Belgium SA/NV, as Syndication Agent (incorporated by reference from Exhibit 4.66 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.52
Security Agreement dated as of April 2, 2014, by and among TAL International Container Corporation and Suntrust Bank as Collateral Agent (incorporated by reference from Exhibit 4.67 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.53	Guaranty dated as of April 2, 2014, made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.68 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.54
Series 2014-2 Supplement dated as of May 19, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.69 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.55
Series 2014-2 Note Purchase Agreement dated as of May 8, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, BNP Paribas Securities Corp., Wells Fargo Securities, LLC, and RBC Capital Markets, LLC as Initial Purchasers (incorporated by reference from Exhibit 4.70 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.56
Amendment No. 2 dated October 10, 2014 to the Amended and Restated Indenture, dated as of August 12, 2011, by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National. Association, as Indenture Trustee (incorporated by reference from Exhibit 4.71 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.57
Second Amended and Restated 2009-1 Supplement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.72 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.58
Second Amended and Restated Series 2009-1 Note Purchase Agreement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and the Noteholders from time to time party thereto and the other financial institutions from time to time party hereto (incorporated by reference from Exhibit 4.73 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

Exhibit No.		Description
4.59
Amendment No. 2 dated October 10, 2014 to the Management Agreement dated October 23, 2009 by and between TAL Advantage III LLC, as Issuer and TAL International Container Corporation, as Manager (incorporated by reference from Exhibit 4.74 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.60*
Credit Agreement dated as of November 7, 2014 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party hereto, as Lenders, First Niagara Bank, N.A., as Administrative Agent, as Collateral Agent, and as Joint Lead Arranger and Joint Bookrunner, ING Belgium SA/NV, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Equipment Finance, Inc. and PNC Bank, National Association, as Co-documentation Agents

4.61*		Security Agreement dated as of November 7, 2014, by and among TAL International Container Corporation and First Niagara Bank, N.A. as Collateral Agent

4.62*		Guaranty dated as of November 7, 2014, made by TAL International Group, Inc.

4.63*		Series 2014-3 Supplement dated as of November 25, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee

4.64*
Series 2014-3 Note Purchase Agreement dated as of November 18, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, ABN Amro Securities (USA) LLC, Nomura Securities International, Inc., and Mizuho Securities USA Inc. as Initial Purchasers

10.1
Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.2
Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

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

10.5	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.6	+	2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 to TAL International Group, Inc.'s Form S-8 filed on July 30, 2014)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit No.		Description
24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Instance Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase
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

Date: February 19, 2015	TAL International Group, Inc.
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 19th day of February, 2015.

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
Frederic H. Lindeberg

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the TAL International Group Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 19, 2015

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2014	2013
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,055,864 and $910,713	$3,674,031	$3,414,904
Net investment in finance leases, net of allowances of $1,056 and $1,057	219,872	257,176
Equipment held for sale	59,861	58,042
Revenue earning assets	3,953,764	3,730,122
Unrestricted cash and cash equivalents	79,132	68,875
Restricted cash	35,649	29,126
Accounts receivable, net of allowances of $978 and $948	85,681	74,174
Goodwill	74,523	74,523
Deferred financing costs	32,937	29,087
Other assets	11,400	11,898
Fair value of derivative instruments	1,898	27,491
Total assets	$4,274,984	$4,045,296
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$88,336	$112,268
Fair value of derivative instruments	10,394	1,900
Accounts payable and other accrued expenses	57,877	63,022
Net deferred income tax liability	411,007	358,255
Debt	3,040,842	2,817,933
Total liabilities	3,608,456	3,353,378
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,006,283 and 36,858,778 shares issued respectively	37	37
Treasury stock, at cost, 3,829,928 and 3,011,843 shares	(71,917)	(37,535)
Additional paid-in capital	504,891	498,854
Accumulated earnings	246,766	220,492
Accumulated other comprehensive (loss) income	(13,249)	10,070
Total stockholders' equity	666,528	691,918
Total liabilities and stockholders' equity	$4,274,984	$4,045,296

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)

	Year Ended December 31,
	2014	2013	2012
Leasing revenues:
Operating leases	$573,778	$552,640	$511,189
Finance leases	18,355	14,728	13,781
Other revenues	1,873	2,485	3,227
Total leasing revenues	594,006	569,853	528,197

Equipment trading revenues	56,436	73,004	60,975
Equipment trading expenses	(49,246)	(62,726)	(53,431)
Trading margin	7,190	10,278	7,544

Net gain on sale of leasing equipment	6,987	26,751	44,509

Operating expenses:
Depreciation and amortization	224,753	205,073	193,466
Direct operating expenses	33,076	27,142	25,039
Administrative expenses	45,399	44,197	43,991
Provision (reversal) for doubtful accounts	212	2,827	(208)
Total operating expenses	303,440	279,239	262,288
Operating income	304,743	327,643	317,962
Other expenses:
Interest and debt expense	109,265	111,725	114,629
Write-off of deferred financing costs	5,192	4,000	—
Net loss (gain) on interest rate swaps	780	(8,947)	2,469
Total other expenses	115,237	106,778	117,098
Income before income taxes	189,506	220,865	200,864
Income tax expense	65,461	77,699	70,732
Net income	$124,045	$143,166	$130,132
Net income per common share—Basic	$3.70	$4.28	$3.92
Net income per common share—Diluted	$3.68	$4.25	$3.87
Cash dividends paid per common share	$2.88	$2.68	$2.35
Weighted average number of common shares outstanding—Basic	33,482	33,483	33,224
Dilutive stock options and restricted stock	182	211	399
Weighted average number of common shares outstanding—Diluted	33,664	33,694	33,623

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$124,045	$143,166	$130,132
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(18,248), $6,380 and $(625), respectively)	(33,814)	11,643	(1,145)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $4,789, $2,626 and $0, respectively)	9,106	4,844	—
Amortization of net loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $875, $1,067 and $1,162, respectively)	1,604	1,953	2,128
Foreign currency translation adjustment	(215)	60	203
Other comprehensive (loss) income, net of tax	(23,319)	18,500	1,186
Comprehensive income	$100,726	$161,666	$131,318

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2011	36,412,659	$36	3,011,843	$(37,535)	$489,468	$120,449	$(8,464)	$(1,152)	$(9,616)
Stock compensation-restricted stock activity, net of retirements	142,000	1	—	—	3,706	—	—	—	—
Stock options exercised, net of retirements	142,707	—	—	—	282	(3,212)	—	—	—
Net income	—	—	—	—	—	130,132	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	203	203
Change in fair value-cash flow hedges, net of income tax effect of $(625)	—	—	—	—	—	—	(1,145)	—	(1,145)
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,162	—	—	—	—	—	—	2,128	—	2,128
Common stock dividends declared	—	—	—	—	—	(78,922)	—	—	—
Balance at December 31, 2012	36,697,366	$37	3,011,843	$(37,535)	$493,456	$168,447	$(7,481)	$(949)	$(8,430)
Stock compensation-restricted stock activity, net of retirements	142,944	—	—	—	5,216	(176)	—	—	—
Stock options exercised, net of retirements	18,468	—	—	—	182	(241)	—	—	—
Net income	—	—	—	—	—	143,166	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	60	60
Change in fair value-cash flow hedges, net of income tax effect of $6,380	—	—	—	—	—	—	11,643	—	11,643
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges, net of income tax effect of $2,626							4,844		4,844
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,067	—	—	—	—	—	—	1,953	—	1,953
Common stock dividends declared	—	—	—	—	—	(90,704)	—	—	—
Balance at December 31, 2013	36,858,778	$37	3,011,843	$(37,535)	$498,854	$220,492	$10,959	$(889)	$10,070
Stock compensation-restricted stock activity, net of retirements	144,555	—	—	—	5,984	(287)	—	—	—
Stock options exercised, net of retirements	2,950	—	—	—	53	—	—	—	—
Treasury stock acquired		—	818,085	(34,382)	—	—	—	—	—
Net income	—	—	—	—	—	124,045	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(215)	(215)
Change in fair value-cash flow hedges, net of income tax effect of $(18,248)	—	—	—	—	—	—	(33,814)	—	(33,814)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges, net of income tax effect of $4,789							9,106		9,106
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $875	—	—	—	—	—	—	1,604	—	1,604
Common stock dividends declared	—	—	—	—	—	(97,484)	—	—	—
Balance at December 31, 2014	37,006,283	$37	3,829,928	$(71,917)	$504,891	$246,766	$(12,145)	$(1,104)	$(13,249)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$124,045	$143,166	$130,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,753	205,073	193,466
Amortization of deferred financing costs	7,729	7,260	5,827
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	2,479	3,020	3,290
Net (gain) on sale of leasing equipment	(6,987)	(26,751)	(44,509)
Net loss (gain) on interest rate swaps	780	(8,947)	2,469
Write-off of deferred financing costs	5,192	4,000	—
Deferred income taxes	65,461	77,699	70,428
Stock compensation charge	5,984	5,216	3,706
Changes in operating assets and liabilities:
Net equipment (purchased) sold for resale activity	(6,671)	(11,186)	7,832
Net realized loss on interest rate swaps terminated prior to their contractual maturities	(4,953)	(24,235)	(49,124)
Accounts receivable	(11,507)	(2,811)	(14,872)
Net (deferred revenue)	(4,462)	(1,572)	(9,048)
Accounts payable and other accrued expenses	(720)	(3,982)	3,145
Income taxes payable	67	(220)	(119)
Other assets	(2,383)	958	7,587
Net cash provided by operating activities	398,807	366,688	310,210
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(670,529)	(660,492)	(831,826)
Proceeds from sale of equipment, net of selling costs	165,990	140,724	133,367
Cash collections on finance lease receivables, net of income earned	47,607	39,470	35,326
Other	(253)	84	219
Net cash (used in) investing activities	(457,185)	(480,214)	(662,914)
Cash flows from financing activities:
Purchases of treasury stock	(34,382)	—	—
Stock options exercised, related activity, and excess tax benefits from stock compensation	(234)	(235)	(2,930)
Financing fees paid under debt facilities	(16,702)	(13,897)	(8,249)
Borrowings under debt facilities and proceeds under capital lease obligations	1,828,545	1,206,735	672,404
Payments under debt facilities and capital lease obligations	(1,605,666)	(993,011)	(304,094)
(Increase) decrease in restricted cash	(6,523)	6,711	(1,371)
Common stock dividends paid	(96,403)	(89,745)	(78,090)
Net cash provided by financing activities	68,635	116,558	277,670
Net increase (decrease) in unrestricted cash and cash equivalents	$10,257	$3,032	$(75,034)
Unrestricted cash and cash equivalents, beginning of period	68,875	65,843	140,877
Unrestricted cash and cash equivalents, end of period	$79,132	$68,875	$65,843
Supplemental disclosures:
Interest paid	$99,895	$101,535	$104,834
Income taxes (refunded) paid	$(67)	$225	$(147)
Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$88,336	$112,268	$111,176
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
Concentration of Credit Risk
The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for 16%, 17%, and 16% of the Company's leasing revenues in 2014, 2013, and 2012. No other customer exceeded 10% of the Company's leasing revenues in 2014, 2013 or 2012.

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
In 2012, after conducting its regular depreciation policy review, the Company decided to increase the estimated residual values used in its equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. Based on the Company's fleet as of December 31, 2012, the increase in assigned residual values resulted in a decrease in future depreciation expense of approximately $19.3 million annually ($12.5 million after-tax or $0.37 per diluted share).
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
If indicators of impairment are present, a determination is made as to whether the carrying value of the Company's fleet exceeds its estimated future undiscounted cash flows. Leasing equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recovered. Key indicators of impairment on leasing equipment include, among other factors, a sustained low level of operating profitability, sustained low level of utilization, or indications of technological obsolescence.
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
The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31,
	2014	2013
Dry container units	$2,563,183	$2,352,069
Refrigerated container units	637,115	647,090
Special container units	208,841	191,939
Tank container units	172,871	161,224
Chassis	92,021	62,582
	$3,674,031	$3,414,904
Included in the amounts above are units not on lease at December 31, 2014 and 2013 with a total net book value of $261.8 million and $306.5 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of income.
The Company provides an allowance recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowance is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, the Company believes will ultimately not be recovered. In certain cases, the equipment allowance includes an accrual for costs expected to be incurred for the portion of units on-hire that the Company believes it will recover. As of December 31, 2014 and 2013, the Company's allowance for equipment on lease was $0.6 million and $1.3 million, respectively.
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
Goodwill
The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, the Company recorded $71.9 million of goodwill. Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing (a worldwide supplier of rolltrailers) where the Company recorded $2.6 million of goodwill. Management determined that the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $73.5 million and $1.0 million, respectively, to each reporting unit. The Company has elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods. The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Market capitalization of the entity is compared to the carrying value of the entity since virtually all of the goodwill is allocated to, and nearly all of the market capitalization is attributable to, the Equipment leasing reporting unit. If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. The Company's annual review of goodwill, conducted in the fourth quarter of 2014, indicated that no impairment of goodwill existed.
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
Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of December 31, 2014 and December 31, 2013.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
The Company does not measure gross net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's gross net investment in finance leases and debt are listed in the table below as of December 31, 2014 and December 31, 2013 (in thousands).

	December 31, 2014	December 31, 2013
Assets
Net investment in finance leases - carrying value	$220,928	$258,233
Net investment in finance leases - fair value	$223,455	$265,745
Liabilities
Debt—carrying value	$3,040,842	$2,817,933
Debt—estimated fair value	$3,060,790	$2,787,582
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
Other Revenues
The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2014 and 2013, approximately $2.2 million and $3.0 million, respectively, was reflected in accounts payable and other accrued expenses, which represent unpaid net earnings owed to third party owners of managed equipment.
Other revenues also includes fee income for third party positioning of equipment.

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
If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2014 and 2013, the Company had no liabilities related to uncertain tax positions.
Foreign Currency Translation and Remeasurement
The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the weighted average of exchange rates for the year as to statements of income accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in stockholders' equity as accumulated other comprehensive (loss) income.
The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements as this standard is disclosure only.
Note 3—Debt
Debt consisted of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
Asset backed securitization (ABS) term notes	$1,504,183	$1,303,128
Term loan facilities	858,973	865,089
Asset backed warehouse facility	420,000	83,000
Revolving credit facilities	160,000	450,000
Capital lease obligations	97,686	116,716
Total Debt	$3,040,842	$2,817,933
As of December 31, 2014, the Company had $1,603.4 million of debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a weighted average effective interest rate of 4.16% in 2014, are scheduled to mature between 2015 and 2024, and had a weighted average remaining term of 4.4 years as of December 31, 2014.
As of December 31, 2014, the Company had $1,437.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a weighted average effective interest rate of 2.25% in 2014, are scheduled to mature between 2016 and 2021, and had a weighted average remaining term of 4.0 years as of

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)
December 31, 2014. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.25% in 2014.
The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2014, the Company had interest rate swaps in place with a net notional amount of $1,135.0 million and a weighted average remaining term of 7.6 years to fix the floating interest rates on a portion of its floating rate debt obligations. These interest rate swaps had a weighted average fixed leg interest rate of 2.00% in 2014 (see Note 4 for additional information on the Company's interest rate swap agreements).
As of December 31, 2014, the Company had $2,738.4 million of debt which is at fixed rates or is effectively fixed due to interest rate swap contracts. This accounts for 90.1% of total debt. These facilities had a weighted average remaining term of 5.7 years.
Asset Backed Securitization Term Notes
The Company’s Asset Backed Securitization (“ABS”) facilities have been used to finance its existing container fleet and new container purchases. Under the facilities, indirect wholly‑owned subsidiaries of the Company issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
The Company’s borrowings under the ABS facilities amortize in monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold equipment not outstanding more than 60 days plus 100% of restricted cash. The net book values for purposes of calculating the Company’s borrowing capacity is the original equipment cost depreciated over 13, 12, and 20 years to between 15% to 40% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 76% to 87%. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to five to nine months of interest expense depending on the type of facility.
Term Loan Facilities
The Company utilizes its term loan facilities as an important funding source for the purchase of containers and other equipment. The term loan facilities generally amortize in monthly installments. Two of the term loans have revolving periods, the first with an initial two year revolving period followed by a three year term period with a maturity date of November 7, 2019 and a second with an initial one year revolving period followed by a five year term period with a maturity date of December 19, 2020.
The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 80% to 90% against the net book values of designated eligible containers, which is determined under the terms of each facility.
Asset Backed Warehouse Facility
The asset backed warehouse facility has a maximum borrowing capacity of $650.0 million. Under the facility, funds are available on a revolving basis until October 10, 2017, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of October 10, 2021. The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. We primarily use the proceeds of this facility to finance the acquisition of equipment.
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
Debt maturities excluding capital lease obligations (amounts in thousands):

Years ending December 31,
2015	$340,661
2016	301,623
2017	272,162
2018	430,196
2019	498,605
2020 and thereafter	1,099,909
Total	$2,943,156
Capital Lease Obligations
The Company has entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.
At December 31, 2014, future lease payments under these capital leases were as follows (in thousands):

Years ending December 31,
2015	$39,717
2016	29,923
2017	18,771
2018	17,818
Total future payments	106,229
Less: amount representing interest	(8,543)
Capital lease obligations	$97,686

Note 4—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The majority of interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. In limited instances, the Company has also entered into interest rate swap agreements that involve the receipt of fixed rate amounts in exchange for floating rate interest payments. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a wholly owned subsidiary of the Company, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)
As of December 31, 2014, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,135 Million	2.00%	7.6 years
_______________________________________________________________________________

(1)
As of December 31, 2014, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,285 million of pay-fixed rate/receive-floating rate agreements and $150.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements which offset.

In 2014, the Company terminated certain interest rate swap agreements and entered into new swap agreements with longer maturities. The Company designated these interest rate swap agreements as cash flow hedges at their inception. There was no material ineffectiveness associated with these cash flow hedges in the period from designation through December 31, 2014. The Company made net payments of $5.0 million to terminate its interest rate swap counterparties related to the termination of those agreements.
The following table represents pre-tax amounts in accumulated other comprehensive (loss) income related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Year Ended December 31, 2014
Unrealized loss on derivative instruments designated as cash flow hedges	$(17.9)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	$(2.6)

Amounts recorded in accumulated other comprehensive (loss) income attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.

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
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$1.7	Fair value of derivative instruments	$27.0	Fair value of derivative instruments	$9.4	Fair value of derivative instruments	$1.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.1	Fair value of derivative instruments	0.3	Fair value of derivative instruments	1.0	Fair value of derivative instruments	0.5
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.1	Fair value of derivative instruments	0.2	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$1.9		$27.5		$10.4		$1.9

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Year Ended December 31,
	Location of Loss (Gain) on Derivative Instruments
		2014	2013	2012
Realized loss on interest rate swap agreements	Interest expense	$15.1	$12.3	$22.0
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest expense	2.5	3.0	3.3
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	52.1	(18.0)	1.8
Net loss (gain) on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.8	(8.9)	2.5
Foreign exchange agreements, not designated	Administrative expenses	0.1	0.3	0.3

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2014	December 31, 2013
Gross finance lease receivables (1)	$267,720	$320,149
Allowance on gross finance lease receivables	(1,056)	(1,057)
Gross finance lease receivables, net of allowance	266,664	319,092
Unearned income (2)	(46,792)	(61,916)
Net investment in finance leases (3)	$219,872	$257,176

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $5.6 million and $5.0 million of unguaranteed residual value at December 31, 2014 and 2013, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2014 and 2013.

(2)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2014 and 2013.

(3)
As of December 31, 2014 and 2013, approximately 48% and 44%, respectively, of the Company's net investment in finance leases were with Hapag Lloyd AG, and approximately 19% and 21%, respectively, of the Company’s net investment in finance leases were with Mediterranean Shipping Company.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$59,523
2016	50,271
2017	39,606
2018	33,863
2019	31,529
2020 and thereafter	52,928
Total	$267,720
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
        Tier 2—These customers are typically either smaller shipping lines with less operating scale or shipping lines with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical downturns. The Company views the risk of default for Tier 2 customers as moderate.
        Tier 3—Customers in this category exhibit volatility in payments on a regular basis, thus they are considered non-performing. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	December 31, 2014	December 31, 2013
Tier 1	$244,136	$283,172
Tier 2	23,584	36,977
Tier 3	—	—
Gross finance lease receivables	$267,720	$320,149
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of December 31, 2014, approximately $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of December 31, 2014, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other (a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2014	$1,057	$—	$(1)	$1,056
For the year ended December 31, 2013	$897	$159	$1	$1,057
For the year ended December 31, 2012	$1,073	$(177)	$1	$897
_______________________________________________________________________________
(a) Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options
Dividends
We paid the following quarterly dividends during the years ended December 31, 2014 and 2013 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
December 2, 2013	December 23, 2013	$23.4 Million	$0.70
September 3, 2013	September 24, 2013	$22.8 Million	$0.68
June 4, 2013	June 25, 2013	$22.1 Million	$0.66
March 7, 2013	March 28, 2013	$21.4 Million	$0.64
Treasury Stock
On March 13, 2006, the Board of Directors authorized a stock buyback program for the repurchase of Company’s common stock. The stock repurchase program, as now amended, authorizes the Company to repurchase up to 4.0 million shares of its common stock. During 2014, TAL repurchased 818,085 shares at an average price of $42.01 for a total amount of $34.4 million. There were no material purchases of treasury stock during the years ended 2013 and 2012. As of December 31, 2014, a total of 170,072 shares may yet be repurchased under the stock repurchase program.
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
The Company recognized $6.0 million, $5.2 million, and $3.7 million of compensation costs that were reported in administrative expenses for the years ended 2014, 2013 and 2012, respectively, which relate to the Company’s stock based compensation plans as a result of restricted shares granted during the years 2010 through 2014.
Total unrecognized compensation cost of approximately $5.8 million as of December 31, 2014 related to restricted shares granted during 2014, 2013 and 2012 will be recognized over the remaining weighted average vesting period of approximately 1.7 years.
No further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously granted under the plan.
On March 14, 2014, the Company's Board of Directors adopted and on April 22, 2014, the Company's shareholders approved the 2014 Equity Incentive Plan. No grants have been made and no shares have been issued under the 2014 Equity Incentive Plan as of December 31, 2014.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Stock option activity under the Plans for the year ended December 31, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value ($ in 000’s)
Outstanding: January 1, 2014	30,841	$18.00	1.8	$1,214
Granted	—	—	—	—
Exercised	(2,950)	$18.00	—	$78
Canceled	—	—	—	—
Outstanding: December 31, 2014	27,891	$18.00	0.8	$713
Exercisable: December 31, 2014	27,891	$18.00	0.8	$713

Restricted stock activity for the year ended December 31, 2014 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2014	354,500	$36.28
Granted	151,250	44.17
Vested(1)(2)	(133,250)	34.47
Nonvested at December 31, 2014	372,500	$40.13
_______________________________________________________________________________
(1)The fair value of restricted stock awards that vested during 2014 was $7.2 million.
(2) Plan participants tendered 6,695 shares of common stock, all of which were subsequently retired by the Company, to satisfy payment, in certain instances, of withholding taxes, for a portion of the restricted stock vested during the year ended December 31, 2014.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2012	$(7,481)	$(949)	$(8,430)
Change in fair value of derivative instruments designated as cash flow hedges	11,643	—	11,643
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	4,844	—	4,844
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,953	—	1,953
Foreign currency translation adjustment	—	60	60
Other comprehensive income (loss)	18,440	60	18,500
Balance as of December 31, 2013	$10,959	$(889)	$10,070

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(33,814)	—	(33,814)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	9,106	—	9,106
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,604	—	1,604
Foreign currency translation adjustment	—	(215)	(215)
Other comprehensive income (loss)	(23,104)	(215)	(23,319)
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
The following table presents reclassifications out of Accumulated other comprehensive (loss) income for the period indicated (in thousands):

	Balance as of December 31, 2014	Balance as of December 31, 2013	Affected Line Item in the Consolidated Statements of Income
Realized loss on interest rate swap agreements, designated as cash flow hedges	$13,895	$7,470	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	2,479	3,020	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income before income tax	16,374	10,490	Income before income taxes
Income tax (benefit)	(5,664)	(3,693)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$10,710	$6,797	Net income

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

Year Ended December 31, 2014	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$581,421	$12,585	$594,006
Trading margin	—	7,190	7,190
Net gain on sale of leasing equipment	6,987	—	6,987
Depreciation and amortization expense	223,487	1,266	224,753
Interest and debt expense	107,050	2,215	109,265
Income before income taxes(1)	180,356	15,122	195,478
Equipment held for sale at December 31	28,906	30,955	59,861
Goodwill at December 31	73,523	1,000	74,523
Total assets at December 31	4,208,149	66,835	4,274,984
Purchases of leasing equipment and investments in finance leases(2)	668,028	2,501	670,529

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (Continued)

Year Ended December 31, 2013	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$556,690	$13,163	$569,853
Trading margin	—	10,278	10,278
Net gain on sale of leasing equipment	26,751	—	26,751
Depreciation and amortization expense	203,157	1,916	205,073
Interest and debt expense	109,175	2,550	111,725
Income before income taxes(1)	198,210	17,708	215,918
Equipment held for sale at December 31	33,132	24,910	58,042
Goodwill at December 31	73,523	1,000	74,523
Total assets at December 31	3,966,762	78,534	4,045,296
Purchases of leasing equipment and investments in finance leases(2)	644,288	16,204	660,492

Year Ended December 31, 2012	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$519,860	$8,337	$528,197
Trading margin	—	7,544	7,544
Net gain on sale of leasing equipment	44,509	—	44,509
Depreciation and amortization expense	189,710	3,756	193,466
Interest and debt expense	111,598	3,031	114,629
Income before income taxes(1)	195,166	8,167	203,333
Equipment held for sale at December 31	16,936	30,203	47,139
Goodwill at December 31	70,898	1,000	71,898
Total assets at December 31	3,620,228	80,966	3,701,194
Purchases of leasing equipment and investments in finance leases(2)	822,698	9,128	831,826

_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.8 million, net gains on interest rate swaps of $8.9 million, and net losses on interest swaps of $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and the write-off of deferred financing costs of $5.2 million and $4.0 million for the years ended December 31, 2014 and 2013. There was no write-off of deferred financing costs in 2012.

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
The following table represents the geographic allocation of equipment leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues:
United States of America	$34,206	$32,506	$36,831
Asia	274,467	247,353	213,552
Europe	263,723	265,845	252,795
Other International	21,610	24,149	25,019
Total	$594,006	$569,853	$528,197
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues:
United States of America	$8,724	$7,719	$7,036
Asia	26,794	39,965	38,568
Europe	17,946	11,964	7,385
Other International	2,972	13,356	7,986
Total	$56,436	$73,004	$60,975

Note 8—Net Gain on Sale of Leasing Equipment
The net gain on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Impairment (loss) on equipment held for sale	$(4,326)	$(1,838)	$(247)
Gain on sale of equipment-net of selling costs	11,313	28,589	44,756
Net gain on sale of leasing equipment	$6,987	$26,751	$44,509

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes
The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	304
	—	—	304
Deferred taxes:
Federal	65,020	76,761	69,804
State	587	1,105	998
Foreign	(146)	(167)	(374)
	65,461	77,699	70,428
Total	$65,461	$77,699	$70,732
A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is provided below:

	Year Ended December 31,
	2014	2013	2012
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	0.2	0.3	0.3
Foreign income taxed at other than the Federal statutory rate	(0.1)	(0.1)	—
Change in enacted tax rates(1)(2)	(0.6)	(0.1)	(0.2)
Effect of permanent differences and other, net	—	0.1	0.1
Effective income tax rate	34.5%	35.2%	35.2%
_______________________________________________________________________________
(1) Several states have enacted changes to their apportionment factors. These changes resulted in a decrease in the Company’s overall effective tax rate for 2014. The Company adjusts its deferred tax assets and liabilities through income tax expense on the date which rate changes are enacted. Accordingly, the Company recorded a reduction of $1.2 million in 2014 in income tax expense to reflect the impact of these changes in state apportionment factors.
(2) Effective April 2014, 2013, and 2012 income tax rate reductions were enacted in the U.K. reducing the corporate tax rate from 23% to 21%, from 24% to 23%, and from 26% to 24%, respectively. Accordingly, the Company recorded reductions of an immaterial amount, $0.1 million, and $0.3 million in 2014, 2013 and 2012, respectively, in its income tax expense to reflect the impact of these rate changes on the Company’s net deferred income tax liability related to its U.K. operations.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)
Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$134,329	$113,599
Allowance for losses	959	1,706
Derivative instruments	7,556	4,007
Deferred income	9,230	9,587
Accrued liabilities and other	99	99
	152,173	128,998
Deferred income tax liabilities:
Accelerated depreciation	542,447	457,098
Goodwill amortization	16,720	16,401
Derivative instruments	673	9,501
Other	3,340	4,253
	563,180	487,253
Net deferred income tax liability	$411,007	$358,255
The Company has U.S. Federal net operating loss carryforwards of nearly $400 million at December 31, 2014. These losses will expire in 2026 through 2035. The Company has unrecognized excess tax benefits related to stock-based compensation costs of $5.7 million that it expects to credit to stockholders’ equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.
The Company does not provide for U.S. federal income taxes on undistributed earnings from its U.K. subsidiary because it is the Company’s policy to permanently reinvest its foreign earnings outside of the U.S. These foreign earnings could become subject to additional tax if they are loaned to the Company, remitted as dividends, or if the Company sells the stock of its U.K. subsidiary. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign earnings. As of December 31, 2014 the Company’s cumulative undistributed earnings were $6.2 million.
In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. As of January 1, 2014 and December 31, 2014, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the Company’s effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the consolidated statements of income. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2012, 2013, and 2014 tax years remain subject to examination by major tax jurisdictions.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Savings Plan
The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2014, 2013, and 2012 were approximately $0.3 million.
Note 11—Rental Income under Operating Leases
The following are the minimum future rentals at December 31, 2014 due to TAL under non-cancelable operating leases of the Company’s equipment (in thousands):

Years ending December 31,
2015	$379,684
2016	280,982
2017	198,147
2018	148,588
2019	88,707
2020 and thereafter	107,668
Total	$1,203,776

Note 12—Commitments and Contingencies
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was $2.1 million, $2.1 million, and $2.2 million for the year ended December 31, 2014, 2013, and 2012, respectively.
Future minimum rental commitments under non-cancelable operating leases at December 31, 2014 were as follows (in thousands):

Years ending December 31,
2015	$1,587
2016	1,369
2017	1,185
2018	1,102
2019 and thereafter	1,937
Total	$7,180

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At December 31, 2014, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of December 31, 2014.
Purchase Commitments
At December 31, 2014, the Company had commitments to purchase equipment in the amount of $169.1 million payable in 2015.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain key interim financial information for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2014
Total leasing revenues	$144,767	$144,723	$150,524	$153,992
Trading margin	$1,648	$2,215	$1,713	$1,614
Net gain on sale of leasing equipment	$3,096	$2,461	$870	$560
Net income	$30,011	$29,362	$32,617	$32,055
Net income per basic common share	$0.89	$0.87	$0.97	$0.97
Net income per diluted common share	$0.89	$0.87	$0.97	$0.96
2013
Total leasing revenues	$137,789	$140,181	$144,444	$147,439
Trading margin	$2,675	$4,287	$2,007	$1,309
Net gain on sale of leasing equipment	$10,261	$8,026	$4,293	$4,171
Net income (1)	$37,520	$37,876	$34,661	$33,109
Net income per basic common share	$1.12	$1.13	$1.04	$0.99
Net income per diluted common share	$1.12	$1.12	$1.03	$0.98
_______________________________________________________________________________

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

Note 14 - Foreign Currency Activities
The Company recorded net foreign currency exchange losses of $0.9 million, $0.4 million and $0.3 million in the years ended December 31, 2014, 2013, and 2012, respectively. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to the Company’s Euro and Pound Sterling transactions and related assets and liabilities.
Note 15—Subsequent Events
Quarterly Dividend
On February 11, 2015, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 24, 2015 to shareholders of record at the close of business on March 3, 2015.
From January 1, 2015 through February 10, 2015, TAL repurchased an additional 81,915 shares at an average price of $41.40 under TAL's 2006 stock repurchase program. On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. These shares augment the remaining 88,157 shares authorized for purchase under TAL's existing stock repurchase program. Repurchases will be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program.

SCHEDULE II
TAL International Group, Inc.
Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs) Reversals	Other(a)	Ending Balance
Finance Lease-Allowance for doubtful accounts:
For the year ended December 31, 2014	$1,057	$—	$—	$(1)	$1,056
For the year ended December 31, 2013	$897	$159	$—	$1	$1,057
For the year ended December 31, 2012	$1,073	$(177)	$—	$1	$897
Accounts Receivable-Allowance for doubtful accounts:
For the year ended December 31, 2014	$948	$131	$(99)	$(2)	$978
For the year ended December 31, 2013	$692	$299	$(44)	$1	$948
For the year ended December 31, 2012	$667	$40	$(16)	$1	$692
Allowance for equipment loss:
For the year ended December 31, 2014	$1,348	$89	$(866)	$—	$571
For the year ended December 31, 2013	$21	$2,369	$(1,046)	$4	$1,348
For the year ended December 31, 2012	$156	$(72)	$(62)	$(1)	$21
_______________________________________________________________________________

(a)	Primarily relates to the effect of foreign currency translation.

S-1