Form 10-Q
period 2015-03-31
TAL International Group, Inc.
filed 2015-05-06
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of April 17, 2015, there were 33,254,291 shares of the Registrant's common stock, $0.001 par value outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 19, 2015, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and March 31, 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 19, 2015 from which the accompanying December 31, 2014 Balance Sheet information was derived, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,095,975 and $1,055,864	$3,822,885	$3,674,031
Net investment in finance leases, net of allowances of $1,056 and $1,056	210,200	219,872
Equipment held for sale	58,195	59,861
Revenue earning assets	4,091,280	3,953,764
Unrestricted cash and cash equivalents	71,709	79,132
Restricted cash	35,042	35,649
Accounts receivable, net of allowances of $955 and $978	84,368	85,681
Goodwill	74,523	74,523
Deferred financing costs	31,582	32,937
Other assets	13,482	11,400
Fair value of derivative instruments	224	1,898
Total assets	$4,402,210	$4,274,984
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$67,380	$88,336
Fair value of derivative instruments	29,005	10,394
Accounts payable and other accrued expenses	52,173	57,877
Net deferred income tax liability	418,298	411,007
Debt	3,180,800	3,040,842
Total liabilities	3,747,656	3,608,456
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,165,033 and 37,006,283 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 and 3,829,928 shares	(75,310)	(71,917)
Additional paid-in capital	506,893	504,891
Accumulated earnings	248,581	246,766
Accumulated other comprehensive (loss)	(25,647)	(13,249)
Total stockholders' equity	654,554	666,528
Total liabilities and stockholders' equity	$4,402,210	$4,274,984

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Leasing revenues:
Operating leases	$144,568	$139,330
Finance leases	4,024	4,953
Other revenues	383	484
Total leasing revenues	148,975	144,767

Equipment trading revenues	16,845	12,487
Equipment trading expenses	(15,431)	(10,839)
Trading margin	1,414	1,648

Net (loss) gain on sale of leasing equipment	(1,449)	3,096

Operating expenses:
Depreciation and amortization	58,384	53,803
Direct operating expenses	8,822	8,682
Administrative expenses	11,982	11,832
(Reversal) provision for doubtful accounts	(23)	31
Total operating expenses	79,165	74,348
Operating income	69,775	75,163
Other expenses:
Interest and debt expense	29,243	27,619
Write-off of deferred financing costs	—	1,170
Net loss on interest rate swaps	716	373
Total other expenses	29,959	29,162
Income before income taxes	39,816	46,001
Income tax expense	14,059	15,990
Net income	$25,757	$30,011
Net income per common share—Basic	$0.78	$0.89
Net income per common share—Diluted	$0.78	$0.89
Cash dividends paid per common share	$0.72	$0.72
Weighted average number of common shares outstanding—Basic	32,861	33,608
Dilutive stock options and restricted stock	149	168
Weighted average number of common shares outstanding—Diluted	33,010	33,776

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$25,757	$30,011
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(8,611) and $(3,868))	(15,838)	(7,088)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $1,719 and $1,010)	3,152	1,893
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $242 and $254)	445	461
Foreign currency translation adjustment	(157)	35
Other comprehensive (loss), net of tax	(12,398)	(4,699)
Comprehensive income	$13,359	$25,312

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$25,757	$30,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,384	53,803
Amortization of deferred financing costs	1,979	1,922
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	687	715
Net loss (gain) on sale of leasing equipment	1,449	(3,096)
Net loss on interest rate swaps	716	373
Write-off of deferred financing costs	—	1,170
Deferred income taxes	14,059	15,990
Stock compensation charge	2,002	1,808
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(10,554)	(8,677)
Net realized gain (loss) on interest rate swaps terminated prior to their contractual maturities	—	(1,670)
Other changes in operating assets and liabilities	(3,231)	(17,918)
Net cash provided by operating activities	91,248	74,431
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(258,552)	(148,622)
Proceeds from sale of equipment, net of selling costs	37,661	39,461
Cash collections on finance lease receivables, net of income earned	10,474	12,004
Other	(74)	25
Net cash (used in) investing activities	(210,491)	(97,132)
Cash flows from financing activities:
Purchases of treasury stock	(4,446)	—
Stock options exercised and stock related activity	—	(51)
Financing fees paid under debt facilities	(624)	(3,276)
Borrowings under debt facilities	230,000	356,017
Payments under debt facilities and capital lease obligations	(90,061)	(302,231)
Decrease (increase) in restricted cash	607	(2,109)
Common stock dividends paid	(23,656)	(24,201)
Net cash provided by financing activities	111,820	24,149
Net (decrease) increase in unrestricted cash and cash equivalents	$(7,423)	$1,448
Unrestricted cash and cash equivalents, beginning of period	79,132	68,875
Unrestricted cash and cash equivalents, end of period	$71,709	$70,323
Supplemental non-cash investing activities:
Equipment purchases payable	$67,380	$95,068

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
C.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU No. 2014-09"), Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. In April 2015, the FASB issued an exposure draft proposing to defer the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in the financial statements but does not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. The ASU’s basis for conclusions observes that in practice, debt issuance costs incurred before the associated funding is received (i.e., before the issuance of the debt liability) are deferred on the balance sheet until that debt liability amount is recorded. These changes will become effective for the Company beginning after December 15, 2015.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of March 31, 2015 and December 31, 2014.
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
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Assets
Net investment in finance leases - carrying value	$211,256	$220,928
Net investment in finance leases - estimated fair value	$218,246	$223,455
Liabilities
Debt—carrying value	$3,180,800	$3,040,842
Debt—estimated fair value	$3,222,201	$3,060,790
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the three months ended March 31, 2015 and 2014 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Treasury Stock
On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorizes us to repurchase up to 4.0 million shares. During the first quarter of 2015, TAL repurchased 81,915 shares at an average price of $41.40 under the TAL's 2006 stock repurchase program. On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. These shares augment the remaining 88,157 shares authorized for purchase under TAL's 2006 stock repurchase program. Repurchases will be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program. As of March 31, 2015, 3,088,157 shares may yet be purchased under the 2006 and the 2015 stock buyback programs.

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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2013, 2014 and 2015 under the Company's stock based compensation plans of $2.0 million and $1.8 million during the three months ended March 31, 2015 and 2014, respectively.
Total unrecognized compensation costs of approximately $10.3 million as of March 31, 2015 related to restricted shares granted during 2013, 2014 and 2015 will be recognized over the remaining weighted average vesting period of approximately 2.2 years.
On March 14, 2014, the Company's Board of Directors adopted and on April 22, 2014, the Company's shareholders approved the 2014 Equity Incentive Plan. No further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously granted under the plan.
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(15,838)	—	(15,838)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	3,152	—	3,152
Amortization of net loss on derivative instruments previously designated as cash flow hedges	445	—	445
Foreign currency translation adjustment	—	(157)	(157)
Other comprehensive income (loss)	(12,241)	(157)	(12,398)
Balance as of March 31, 2015	$(24,386)	$(1,261)	$(25,647)

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(7,088)	—	(7,088)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	1,893	—	1,893
Amortization of net loss on derivative instruments previously designated as cash flow hedges	461	—	461
Foreign currency translation adjustment	—	35	35
Other comprehensive income (loss)	(4,734)	35	(4,699)
Balance as of March 31, 2014	$6,225	$(854)	$5,371
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2015	2014
Realized loss on interest rate swap agreements, designated as cash flow hedges	$4,871	$2,903	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	687	715	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	5,558	3,618	Income before income taxes
Income tax (benefit)	(1,961)	(1,264)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$3,597	$2,354	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2015	December 31, 2014
Gross finance lease receivables	$254,265	$267,720
Allowance on gross finance lease receivables	(1,056)	(1,056)
Gross finance lease receivables, net of allowance	253,209	266,664
Unearned income	(43,009)	(46,792)
Net investment in finance leases	$210,200	$219,872
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	March 31, 2015	December 31, 2014
Tier 1	$212,361	$244,136
Tier 2	41,904	23,584
Tier 3	—	—
Gross finance lease receivables	$254,265	$267,720
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2015, approximately $0.1 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of March 31, 2015, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other(a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the three months ended
March 31, 2015	$1,056	$—	$—	$1,056
______________________________________________________________________________
(a) Primarily relates to the effect of foreign currency translation.
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Asset backed securitization (ABS) term notes	$1,438,585	$1,504,183
Term loan facilities	941,695	858,973
Asset backed warehouse facility	545,000	420,000
Revolving credit facilities	165,000	160,000
Capital lease obligations	90,520	97,686
Total Debt	$3,180,800	$3,040,842
As of March 31, 2015, the Company had $1,555.5 million of debt outstanding on facilities with fixed interest rates and $1,625.3 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2015, the Company had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2015, was in compliance with all such covenants.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. The majority of interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. In limited instances, the Company has also entered into interest rate swap agreements that involve the receipt of fixed rate amounts in exchange for floating rate interest payments. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a direct wholly owned subsidiary of the Company, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
As of March 31, 2015, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,135 Million	2.00%	7.3 years
_______________________________________________________________________________

(1)
As of March 31, 2015, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,285.0 million of pay-fixed rate/receive-floating rate agreements and $150.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

(2)
The calculations of weighted average fixed (pay) leg interest rate and weighted average remaining term on the Company's interest rate swap agreements reflect the impact of the pay-floating rate/receive-fixed rate agreements and the pay-fixed rate/receive-floating rate agreements they offset.

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Three Months Ended March 31, 2015
Loss on derivative instruments designated as cash flow hedges	($17.7)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	($2.5)

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
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$—	$1.7	$27.2	$9.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.1	0.1	1.8	1.0
Foreign exchange contracts, not designated	Fair value of derivative instruments	0.1	0.1	—	—
Total derivatives		$0.2	$1.9	$29.0	$10.4

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended March 31,
	Location of (Gain) Loss on Derivative Instruments
		2015	2014
Realized loss on interest rate swap agreements	Interest and debt expense	$5.2	$3.2
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest and debt expense	0.7	0.7
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	24.4	(11.0)
Net loss on interest rate swaps, not designated	Net loss on interest rate swaps	0.7	0.4
Foreign exchange agreements, not designated	Administrative expenses	—	0.1

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$146,553	$2,422	$148,975	$141,267	$3,500	$144,767
Trading margin	—	1,414	1,414	—	1,648	1,648
Net (loss) gain on sale of leasing equipment	(1,449)	—	(1,449)	3,096	—	3,096
Depreciation and amortization expense	58,157	227	58,384	53,424	379	53,803
Interest and debt expense	28,690	553	29,243	26,966	653	27,619
Income before income taxes(1)	37,807	2,725	40,532	43,682	3,862	47,544
Equipment held for sale at March 31	30,316	27,879	58,195	32,626	22,745	55,371
Goodwill at March 31	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at March 31	4,334,714	67,496	4,402,210	4,010,968	75,185	4,086,153
Purchases of leasing equipment and investments in finance leases(2)	250,968	7,584	258,552	145,247	3,375	148,622
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.7 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, and the write-off of deferred financing costs of $1.2 million for the three months ended March 31, 2014. There was no write-off of deferred financing costs for the three months ended March 31, 2015.

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

	Three Months Ended March 31,
	2015	2014
Total leasing revenues:
United States of America	$10,455	$8,039
Asia	68,848	64,072
Europe	65,866	65,994
Other International	3,806	6,662
Total	$148,975	$144,767
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended March 31,
	2015	2014
Total equipment trading revenues:
United States of America	$2,514	$822
Asia	6,555	5,783
Europe	6,803	3,878
Other International	973	2,004
Total	$16,845	$12,487

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At March 31, 2015, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of March 31, 2015.
Purchase Commitments
At March 31, 2015, commitments for capital expenditures totaled approximately $20.3 million.
Note 10—Income Taxes
The consolidated income tax expense for the three months ended March 31, 2015 and 2014 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2015 and the year ended December 31, 2014. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On April 28, 2015, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on June 24, 2015 to shareholders of record at the close of business on June 3, 2015.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2015. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2015, our total fleet consisted of 1,443,959 containers and chassis, including 15,928 containers under management for third parties, representing 2,371,763 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of March 31, 2015. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2015, our twenty largest customers accounted for 82% of our leasing revenues, our five largest customers accounted for 54% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	March 31, 2015			December 31, 2014			March 31, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,244,482	15,151	1,259,633	1,174,154	15,553	1,189,707	1,094,422	17,500	1,111,922
Refrigerated	66,048	30	66,078	64,977	33	65,010	66,462	57	66,519
Special	56,797	747	57,544	55,388	792	56,180	55,273	1,353	56,626
Tank	9,555	—	9,555	9,282	—	9,282	8,317	—	8,317
Chassis	19,885	—	19,885	19,116	—	19,116	13,720	—	13,720
Equipment leasing fleet	1,396,767	15,928	1,412,695	1,322,917	16,378	1,339,295	1,238,194	18,910	1,257,104
Equipment trading fleet	31,264	—	31,264	32,448	—	32,448	37,438	—	37,438
Total	1,428,031	15,928	1,443,959	1,355,365	16,378	1,371,743	1,275,632	18,910	1,294,542
Percentage	98.9%	1.1%	100.0%	98.8%	1.2%	100.0%	98.5%	1.5%	100.0%

	Equipment Fleet in TEU
	March 31, 2015			December 31, 2014			March 31, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	2,019,040	26,440	2,045,480	1,901,299	27,183	1,928,482	1,769,678	30,967	1,800,645
Refrigerated	125,441	48	125,489	123,288	54	123,342	126,973	101	127,074
Special	103,619	1,312	104,931	100,680	1,385	102,065	99,937	2,294	102,231
Tank	9,555	—	9,555	9,282	—	9,282	8,317	—	8,317
Chassis	35,443	—	35,443	33,877	—	33,877	24,496	—	24,496
Equipment leasing fleet	2,293,098	27,800	2,320,898	2,168,426	28,622	2,197,048	2,029,401	33,362	2,062,763
Equipment trading fleet	50,865	—	50,865	52,571	—	52,571	61,465	—	61,465
Total	2,343,963	27,800	2,371,763	2,220,997	28,622	2,249,619	2,090,866	33,362	2,124,228
Percentage	98.8%	1.2%	100.0%	98.7%	1.3%	100.0%	98.4%	1.6%	100.0%

	Equipment Fleet in CEU
	March 31, 2015			December 31, 2014			March 31, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Operating leases	2,574,642	23,767	2,598,409	2,451,007	24,511	2,475,518	2,298,739	29,163	2,327,902
Finance leases	196,914	825	197,739	196,712	825	197,537	209,688	831	210,519
Equipment trading fleet	114,614	—	114,614	105,229	—	105,229	138,419	—	138,419
Total	2,886,170	24,592	2,910,762	2,752,948	25,336	2,778,284	2,646,846	29,994	2,676,840
Percentage	99.2%	0.8%	100.0%	99.1%	0.9%	100.0%	98.9%	1.1%	100.0%
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
The percentage of our equipment fleet by equipment type as of March 31, 2015 and the percentage of our leasing revenues by equipment type for the three months ended March 31, 2015 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	87.2%	61.3%	65.1%
Refrigerated	4.5	22.0	20.0
Special	4.0	4.8	7.0
Tank	0.7	5.3	3.4
Chassis	1.4	2.7	2.9
Equipment leasing fleet	97.8	96.1	98.4
Equipment trading fleet	2.2	3.9	1.6
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	March 31, 2015	December 31, 2014	March 31, 2014
Long-term leases	67.8%	68.9%	67.6%
Finance leases	7.8	8.0	9.2
Service leases	18.0	17.7	17.7
Expired long-term leases (units on-hire)	6.4	5.4	5.5
Total	100.0%	100.0%	100.0%
As of March 31, 2015, December 31, 2014 and March 31, 2014, our long-term and finance leases combined had average remaining contract terms of approximately 42 months, 41 months, and 44 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the first quarter of 2015 increased 2.9% from the first quarter of 2014.
Owned fleet size.    As of March 31, 2015, our owned fleet included 2,886,170 CEU, an increase of 4.8% from December 31, 2014 and 9.0% from March 31, 2014. The increase in our fleet size over the first quarter of 2014 was primarily due to our purchases of new containers and the completion of several large sale-leasebacks in 2014. TAL invested approximately $638 million in new and sale-leaseback containers in 2014. Our investments in 2014 were supported by solid global trade growth and the continued shift from owned to leased containers by our customers.
Market forecasters expect global containerized trade growth will remain moderately positive and Alphaliner is currently projecting trade growth to be 5.2% in 2015. In addition, we expect our customers to continue to lease a larger than normal share of their new container requirements due to the ongoing financial pressures created by excess vessel capacity and weak freight rates.
As of April 29, 2015, we have purchased $344 million of containers for delivery in 2015 through new orders and sale-leaseback transactions.
Utilization.    Our average utilization was 97.9% during the first quarter of 2015, an increase from 97.1% in the first quarter of 2014. Our high utilization is supported by a relatively tight supply/demand balance for containers and the high percentage of our units that are on-hire to customers on long-term or finance leases. In general, we expect that our utilization will remain historically high in 2015.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Average Utilization	97.9%	98.1%	97.9%	97.3%	97.1%

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Ending Utilization	97.7%	98.1%	98.1%	97.7%	96.9%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the first quarter of 2015 for our dry container product line decreased by 6.5% from the first quarter of 2014, excluding the impact of sale-leaseback transactions. New container prices have decreased significantly over the last several years, and this decrease has continued in 2015 due to a significant drop in steel prices in China. Very low long-term interest rates and aggressive competition for new leasing transactions has combined with falling container prices to push market lease rates to historically low levels and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as leases covering existing containers expire and are re-priced. We expect our dry container lease rates will continue to decrease for the remainder of 2015, and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates in the first quarter of 2015 for our refrigerated container product line decreased by 2.6% from the first quarter of 2014. For several years, our average lease rates for refrigerated containers have been negatively impacted by historically low market leasing rates. The cost of refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.
The average lease rates for special containers were approximately 1.0% lower in the first quarter of 2015, compared to the first quarter of 2014, excluding the impact of sale-leaseback transactions. This decrease is mainly the result of certain lease renegotiations.
Equipment disposals.    During the first quarter of 2015, we recognized a $1.4 million loss on the sale of our used containers, compared to a gain of $3.1 million in the first quarter of 2014.
In the first quarter of 2015, our loss on sale was negatively impacted by lower average sale prices for used containers. Our average used container selling prices decreased approximately 24% from the first quarter of 2014 due to the impact of lower new container prices and as leasing companies and shipping lines have increased disposal volumes in response to the gradual normalization of the global container supply/demand balance.
Our loss / gain on equipment disposals also continues to be negatively impacted by the disposals of containers purchased through sale-leaseback transactions. These containers have generally been purchased for prices higher than the net book value of original TAL containers of similar ages. The higher purchase prices are supported by leasing revenues received by TAL under the terms of the sale-leaseback agreements, and these sale-leaseback transactions remain profitable on an overall basis. However, TAL has started to recognize losses on the disposal of a large portion of our sale-leaseback containers due to the reduction in sale prices for used containers and the fact that lease revenue and fees are excluded from the gain or loss calculations upon disposal.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $6.2 million or 7.6% in the first quarter of 2015 as compared to the first quarter of 2014. This increase in our ownership expenses was in line with the increase in the average net book value of our revenue earning assets, which increased by approximately 7.6% from the first quarter of 2014 to the first quarter of 2015.
Depreciation expense increased $4.6 million or 8.6% in the first quarter 2015 as compared to the first quarter of 2014 mainly due to the net increase in the size of our depreciable fleet. Depreciation expense increased faster than our revenue earning assets mainly reflecting a decrease in the portion of our fleet that is fully depreciated. TAL purchased few new containers in the late 1990's and early 2000's, and as a result, we have relatively few original TAL containers reaching the end of their depreciable lives. We expect the portion of fully depreciated containers in our fleet will continue to trend down for the next several years.
Interest expense increased $1.6 million or 5.8% in the first quarter of 2015 as compared to the first quarter of 2014. This increase was due to an increase in our average outstanding debt partially offset by a decrease in our average effective interest rate. Our average outstanding debt increased by 7.0% mainly due to the 7.6% increase in the average net book value of our revenue earning assets. Our average effective interest rate decreased to 3.81% in the first quarter of 2015 as compared to 3.85% in the first quarter of 2014 reflecting the refinancing of selected debt facilities with lower cost debt and the issuance of new debt at interest rates lower than those on our existing debt facilities.
Credit performance.    We recorded a small reversal for doubtful accounts during the first quarter of 2015, compared to a small provision during the first quarter of 2014. While our credit performance was strong during the first quarter of 2015, our overall concern about credit risk remains heightened due to the difficult market conditions facing our customers. Many of the major shipping lines have reported modest or negative profitability over the last few years due to persistent excess vessel capacity and weak freight rates. Several shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Direct operating expenses were $8.8 million in the three months ended March 31, 2015, compared to $8.7 million in the same period in 2014, an increase of $0.1 million. This increase was mainly due to an increase in the volume of pick-up and drop-off activity.
Our administrative expenses increased $0.2 million to $12.0 million in the first quarter of 2015, compared to $11.8 million in the first quarter of 2014. This increase was mainly due to an increase in foreign exchange losses on our Euro and GBP denominated assets and liabilities partially offset by a decrease in incentive compensation.

Dividends
We paid the following quarterly dividends during the three months ended March 31, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2015 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.
Stock Buyback Program
On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. In addition, there are 88,157 shares remaining under TAL's 2006 stock repurchase program. No time limit was set for the completion of the repurchase program.

Stock repurchases under these programs may be made through open market and/or privately negotiated transactions at such times and in such amounts as our Board of Directors deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase programs do not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Leasing revenues:
Operating leases	$144,568	$139,330
Finance leases	4,024	4,953
Other revenues	383	484
Total leasing revenues	148,975	144,767

Equipment trading revenues	16,845	12,487
Equipment trading expenses	(15,431)	(10,839)
Trading margin	1,414	1,648

Net (loss) gain on sale of leasing equipment	(1,449)	3,096

Operating expenses:
Depreciation and amortization	58,384	53,803
Direct operating expenses	8,822	8,682
Administrative expenses	11,982	11,832
(Reversal) provision for doubtful accounts	(23)	31
Total operating expenses	79,165	74,348
Operating income	69,775	75,163
Other expenses:
Interest and debt expense	29,243	27,619
Write-off of deferred financing costs	—	1,170
Net loss on interest rate swaps	716	373
Total other expenses	29,959	29,162
Income before income taxes	39,816	46,001
Income tax expense	14,059	15,990
Net income	$25,757	$30,011

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$137,208	$132,003
Fee and ancillary lease revenue	7,360	7,327
Total operating lease revenue	144,568	139,330
Finance lease revenue	4,024	4,953
Other revenues	383	484
Total leasing revenues	$148,975	$144,767
Total leasing revenues were $149.0 million in the three months ended March 31, 2015, compared to $144.8 million in the same period in 2014, an increase of $4.2 million, or 2.9%.
Per diem revenue increased by $5.2 million, or 3.9%, compared to the three months ended March 31, 2014. The primary reasons for this increase are as follows:

•	$11.4 million increase due to an increase of approximately 213,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$6.2 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue remained flat in the three months ended March 31, 2015, compared to the same period in 2014.
Finance lease revenue decreased by $0.9 million in the three months ended March 31, 2015, compared to the same period in 2014. This is mainly due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Equipment trading revenues	$16,845	$12,487
Equipment trading expenses	(15,431)	(10,839)
Equipment trading margin	$1,414	$1,648
The equipment trading margin was $1.4 million in the three months ended March 31, 2015, compared to $1.6 million in the same period in 2014, a decrease of $0.2 million. The trading margin decreased by $0.5 million due to lower per unit margins on equipment sold and increased by $0.3 million due to higher sales volumes.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $1.4 million in the three months ended March 31, 2015, compared to a gain on sale of equipment of $3.1 million in the same period in 2014, a decrease of $4.5 million. The primary reasons for this decrease are as follows:

•	$4.8 million decrease due to a decline of approximately 24% in used dry container selling prices; partially offset by a
•$0.3 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $58.4 million in the three months ended March 31, 2015, compared to $53.8 million in the same period in 2014, an increase of $4.6 million or 8.6%. Depreciation expense increased by $5.8 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.2 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $8.8 million in the three months ended March 31, 2015, compared to $8.7 million in the same period in 2014, an increase of $0.1 million. This increase was primarily driven by an increase in redelivery and repair related costs of $0.8 million due to a higher volume of redeliveries. This increase was partially offset by a decrease of $0.7 million in storage costs due to a decrease in the number of idle units.
Administrative expenses.    Administrative expenses were $12.0 million in the three months ended March 31, 2015 compared to $11.8 million in the same period in 2014, an increase of $0.2 million or 1.7%. This increase was mainly due to an increase in foreign exchange losses on our Euro and GBP denominated assets and liabilities partially offset by a decrease in incentive compensation.
(Reversal) provision for doubtful accounts.    Our reversal for doubtful accounts was minimal for the three months ended March 31, 2015, compared to a small provision in the three months ended March 31, 2014.
Interest and debt expense.    Interest and debt expense was $29.2 million in the three months ended March 31, 2015, compared to $27.6 million in the three months ended March 31, 2014, an increase of $1.6 million. Interest and debt expense increased $1.9 million due to a higher average debt balance of $3,070.4 million for the three months ended March 31, 2015, compared to $2,868.5 million for the three months ended March 31, 2014, partially offset by a decrease of $0.3 million due to a lower effective interest rate of 3.81% in the three months ended March 31, 2015, compared to 3.85% for the same period in 2014.
Net loss on interest rate swaps    Net loss on interest rate swaps was $0.7 million in the three months ended March 31, 2015, compared to a loss of $0.4 million in the same period in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not incur accounting gains or losses, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during the three months ended March 31, 2015 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during 2015, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $14.1 million in the three months ended March 31, 2015, compared to $16.0 million in the same period in 2014. The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.3% and 34.8%, respectively. Our effective tax rate increased due to changes in state apportionment factors for several states.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$37,807	$43,682	(13.4)%
Equipment trading segment	$2,725	$3,862	(29.4)%
_______________________________________________________________________________

(1)
In the three months ended March 31, 2015 and 2014, income before income taxes excludes net losses on interest rate swaps of $0.7 million and $0.4 million, respectively, and the write-off of deferred financing costs of $1.2 million for the three months ended March 31, 2014. There was no write-off of deferred financing costs for the three months ended March 31, 2015.

Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $37.8 million in the three months ended March 31, 2015, compared to $43.7 million in the same period in 2014, a decrease of $5.9 million, which was primarily due to a $4.5 million decrease in used container disposal gains and a decrease in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $1.4 million.
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $2.7 million in the three months ended March 31, 2015, compared to $3.9 million in the same period in 2014, a decrease of $1.2 million. This decrease was primarily due to a decrease in the leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $0.9 million and a $0.2 million decrease in the trading margin due to lower per unit margins on equipment sold partially offset by higher sales volumes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended March 31, 2015, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was

$625.9 million. In addition, as of March 31, 2015 we had $71.7 million of unrestricted cash and $654.6 million of additional borrowing capacity under our current credit facilities.
As of March 31, 2015, major committed cash outflows in the next 12 months include $378.4 million of scheduled principal payments on our existing debt facilities and $87.7 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At March 31, 2015, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,438.6	$1,438.6
Term loan facilities	941.7	1,106.3
Asset backed warehouse facility	545.0	650.0
Revolving credit facilities	165.0	550.0
Capital lease obligations	90.5	90.5
Total Debt	$3,180.8	$3,835.4
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of March 31, 2015, we had $1,555.5 million of debt outstanding on facilities with fixed interest rates and $1,625.3 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2015, we had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of March 31, 2015, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our

SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2015, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.96
TAL Advantage I, LLC	1.10	6.99
TAL Advantage III, LLC	1.30	3.36
TAL Advantage IV, LLC	1.10	2.56
TAL Advantage V, LLC	1.10	2.47*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of March 31, 2015, each series is in compliance.
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of March 31, 2015 was $710.8 million. As of March 31, 2015, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,040.6 million. As of March 31, 2015, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.25
TAL Advantage I, LLC	4.75	3.16
TAL Advantage III, LLC	4.75	3.13
TAL Advantage IV, LLC	4.75	3.13
TAL Advantage V, LLC	4.75	3.13
As of March 31, 2015, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.7 billion. Outstanding debt on the remaining facilities of $0.5 billion have various other debt covenants, all of which the Company is in compliance with as of March 31, 2015.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow
The following table sets forth certain cash flow information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$91,248	$74,431
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(258,552)	$(148,622)
Proceeds from sale of equipment, net of selling costs	37,661	39,461
Cash collections on finance lease receivables, net of income earned	10,474	12,004
Other	(74)	25
Net cash (used in) investing activities	$(210,491)	$(97,132)
Net cash provided by financing activities	$111,820	$24,149
Operating Activities
Net cash provided by operating activities increased by $16.8 million to $91.2 million in the three months ended March 31, 2015, compared to $74.4 million in the same period in 2014. The majority of this increase is comprised of the following:

•	Earnings excluding non-cash expenses increased operating cash flows by $2.3 million.

•	Our net collections from customers in the first quarter of 2015 were higher than the first quarter of 2014 by $14.6 million.

•
In the first quarter of 2014, we incurred net losses on interest rate swaps which were terminated prior to their contractual maturities. In the first quarter of 2015, we had no such terminations. This resulted in an increase in operating cash flows of $1.7 million.

•	We had more net purchases of equipment purchased for resale in the first quarter of 2015 than in the first quarter of 2014, for a decrease in operating cash flows of $1.9 million.

Investing Activities
Net cash used in investing activities increased by $113.4 million to $210.5 million in the three months ended March 31, 2015, compared to $97.1 million in the same period in 2014. This increase was primarily due to an increase in the purchase of leasing equipment of $109.9 million. In addition, we had lower proceeds from the sale of equipment of $1.8 million due to lower selling prices on equipment sold and a decrease in cash collections on finance lease receivables of $1.5 million due to a smaller portfolio.
Financing Activities
In the three months ended March 31, 2015, cash flows provided from financing activities increased by $87.7 million to $111.8 million, compared to $24.1 million in the same period in 2014. This increase was primarily due to an increase of $88.8 million in net borrowings under our various debt facilities. In addition, there was a decrease of $2.7 million of restricted cash requirements and a decrease in dividends paid on common stock of $0.5 million. Partially offsetting these increases were purchases of treasury stock of $4.4 million in the current quarter.

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
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2015:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2015	2016	2017	2018	2019 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,636.0	$333.6	$408.5	$374.5	$537.5	$1,981.9
Capital lease obligations(2)	97.1	30.6	29.9	18.8	17.8	—
Operating leases (mainly facilities)	7.1	1.3	1.6	1.2	1.1	1.9
Purchase obligations:
Equipment purchases payable	67.4	67.4	—	—	—	—
Equipment purchase commitments	20.3	20.3	—	—	—	—
Total contractual obligations	$3,827.9	$453.2	$440.0	$394.5	$556.4	$1,983.8
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on March 31, 2015 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2014 Form 10-K filed with the SEC on February 19, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to fluctuations in interest rates.
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
As of March 31, 2015, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$1,135 Million	2.00%	7.3 years
For the three months ended March 31, 2015 and 2014, we recognized unrealized losses of $24.4 million and $11.0 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three months ended March 31, 2015 and 2014 as follows (amounts in millions):

	Three Months Ended March 31,
	2015	2014
Net loss on interest rate swaps	$0.7	$0.4
Since 70% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $4.2 million in interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
For a detailed discussion of our risk factors, refer to our 2014 Form 10-K filed with the Securities and Exchange Commission on February 19, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3.0 million of its outstanding shares. In addition, there are 88,157 shares remaining under TAL's 2006 stock repurchase program. No time limit was set for the completion of the repurchase program. Our share purchase activity during the quarter ended March 31, 2015 is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2015	81,915	$41.40	88,157
February 1 - 28, 2015	—	—	3,088,157
March 1 - 31, 2015	—	—	3,088,157
Stock repurchases under these programs may be made through open market and/or privately negotiated transactions at such times and in such amounts as our Board of Directors deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase programs do not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAL International Group, Inc.

May 6, 2015	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)