Form 10-Q
period 2015-06-30
TAL International Group, Inc.
filed 2015-08-05
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of July 24, 2015, there were 33,255,291 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and June 30, 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 19, 2015 from which the accompanying December 31, 2014 Balance Sheet information was derived, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,137,930 and $1,055,864	$3,855,705	$3,674,031
Net investment in finance leases, net of allowances of $846 and $1,056	205,525	219,872
Equipment held for sale	59,589	59,861
Revenue earning assets	4,120,819	3,953,764
Unrestricted cash and cash equivalents	72,161	79,132
Restricted cash	34,490	35,649
Accounts receivable, net of allowances of $1,003 and $978	85,269	85,681
Goodwill	74,523	74,523
Deferred financing costs	29,713	32,937
Other assets	12,852	11,400
Fair value of derivative instruments	3,209	1,898
Total assets	$4,433,036	$4,274,984
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$34,760	$88,336
Fair value of derivative instruments	6,781	10,394
Accounts payable and other accrued expenses	50,381	57,877
Net deferred income tax liability	441,898	411,007
Debt	3,223,630	3,040,842
Total liabilities	3,757,450	3,608,456
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,167,134 and 37,006,283 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 and 3,829,928 shares	(75,310)	(71,917)
Additional paid-in capital	508,378	504,891
Accumulated earnings	251,307	246,766
Accumulated other comprehensive (loss)	(8,826)	(13,249)
Total stockholders' equity	675,586	666,528
Total liabilities and stockholders' equity	$4,433,036	$4,274,984

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Leasing revenues:
Operating leases	$146,569	$139,489	$291,137	$278,819
Finance leases	3,887	4,724	7,911	9,677
Other revenues	382	510	765	994
Total leasing revenues	150,838	144,723	299,813	289,490

Equipment trading revenues	16,478	18,794	33,323	31,281
Equipment trading expenses	(14,957)	(16,579)	(30,388)	(27,418)
Trading margin	1,521	2,215	2,935	3,863

Net (loss) gain on sale of leasing equipment	(660)	2,461	(2,109)	5,557

Operating expenses:
Depreciation and amortization	60,021	54,237	118,405	108,040
Direct operating expenses	10,011	8,267	18,833	16,949
Administrative expenses	11,367	11,128	23,349	22,960
(Reversal) provision for doubtful accounts	(165)	5	(188)	36
Total operating expenses	81,234	73,637	160,399	147,985
Operating income	70,465	75,762	140,240	150,925
Other expenses:
Interest and debt expense	29,602	26,888	58,845	54,507
Write-off of deferred financing costs	—	3,729	—	4,899
Net (gain) loss on interest rate swaps	(364)	582	352	955
Total other expenses	29,238	31,199	59,197	60,361
Income before income taxes	41,227	44,563	81,043	90,564
Income tax expense	14,557	15,201	28,616	31,191
Net income	$26,670	$29,362	$52,427	$59,373
Net income per common share—Basic	$0.81	$0.87	$1.60	$1.77
Net income per common share—Diluted	$0.81	$0.87	$1.59	$1.76
Cash dividends paid per common share	$0.72	$0.72	$1.44	$1.44
Weighted average number of common shares outstanding—Basic	32,857	33,619	32,859	33,614
Dilutive stock options and restricted stock	151	178	149	168
Weighted average number of common shares outstanding—Diluted	33,008	33,797	33,008	33,782

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$26,670	$29,362	$52,427	$59,373
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $7,041, $(4,382), $(1,570) and $(8,250), respectively)	12,983	(8,164)	(2,855)	(15,252)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $1,729, $1,003, $3,448 and $2,013, respectively)	3,164	1,947	6,316	3,840
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $235, $263, $477 and $517, respectively)	433	485	878	946
Foreign currency translation adjustment	241	144	84	179
Other comprehensive income (loss), net of tax	16,821	(5,588)	4,423	(10,287)
Comprehensive income	$43,491	$23,774	$56,850	$49,086

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$52,427	$59,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,405	108,040
Amortization of deferred financing costs	3,941	3,861
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,355	1,463
Amortization of lease premiums	1,047	—
Net loss (gain) on sale of leasing equipment	2,109	(5,557)
Net loss on interest rate swaps	352	955
Write-off of deferred financing costs	—	4,899
Deferred income taxes	28,616	31,191
Stock compensation charge	3,449	3,419
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(4,809)	(4,627)
Net realized gain (loss) on interest rate swaps terminated prior to their contractual maturities	—	(1,700)
Other changes in operating assets and liabilities	(3,759)	(23,109)
Net cash provided by operating activities	203,133	178,208
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(428,963)	(289,766)
Proceeds from sale of equipment, net of selling costs	66,026	83,503
Cash collections on finance lease receivables, net of income earned	21,289	24,100
Other	74	97
Net cash (used in) investing activities	(341,574)	(182,066)
Cash flows from financing activities:
Purchases of treasury stock	(4,446)	—
Stock options exercised and stock related activity	38	(234)
Financing fees paid under debt facilities	(717)	(8,246)
Borrowings under debt facilities	365,000	912,935
Payments under debt facilities and capital lease obligations	(182,251)	(862,871)
Decrease (increase) in restricted cash	1,159	(390)
Common stock dividends paid	(47,313)	(48,409)
Net cash provided by (used in) financing activities	131,470	(7,215)
Net (decrease) in unrestricted cash and cash equivalents	$(6,971)	$(11,073)
Unrestricted cash and cash equivalents, beginning of period	79,132	68,875
Unrestricted cash and cash equivalents, end of period	$72,161	$57,802
Supplemental non-cash investing activities:
Equipment purchases payable	$34,760	$61,579

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
C.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU No. 2014-09"), Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. In April 2015, the FASB issued an exposure draft proposing to defer the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15 ("ASU No. 2014-15"), Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements as this standard is disclosure only.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in the financial statements but does not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. The ASU’s basis for conclusions observes that in practice, debt issuance costs incurred before the associated funding is received (i.e., before the issuance of the debt liability) are deferred on the balance sheet until that debt liability amount is recorded. These changes will become effective for the Company beginning after December 15, 2015. The Company is in the process of assessing the impact of the adoption of ASU No. 2015-03 on its financial position.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of June 30, 2015 and December 31, 2014.
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
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Assets
Net investment in finance leases - carrying value	$206,371	$220,928
Net investment in finance leases - estimated fair value	$207,151	$223,455
Liabilities
Debt—carrying value	$3,223,630	$3,040,842
Debt—estimated fair value	$3,243,190	$3,060,790
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the six months ended June 30, 2015 and 2014 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Treasury Stock
On March 13, 2006, our Board of Directors authorized a stock buyback program for the repurchase of our common stock. The stock repurchase program, as now amended, authorized us to repurchase up to 4.0 million shares. In the first quarter of 2015, TAL repurchased 81,915 shares at an average price of $41.40 under TAL's 2006 stock repurchase program. On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3,000,000 of its outstanding shares. These shares augment the remaining 88,157 shares authorized for purchase under TAL's 2006 stock repurchase program. TAL had no repurchases of shares under these programs during the second quarter of 2015. Repurchases will be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock and general market and other conditions. No time limit was set for the completion of the repurchase program. As of June 30, 2015, 3,088,157 shares may yet be purchased under the 2006 and the 2015 stock buyback programs.
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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2013, 2014 and 2015 under the Company's stock-based compensation plans of $1.4 million and $1.6 million during the three months ended June 30, 2015 and 2014, respectively and $3.4 million during the six months ended June 30, 2015 and 2014.
Total unrecognized compensation costs of approximately $8.9 million as of June 30, 2015 related to restricted shares granted during 2013, 2014 and 2015 will be recognized over the remaining weighted average vesting period of approximately 2.0 years.
The Company's stock-based compensation plans consist of the 2014 Equity Incentive Plan and the 2005 Management Omnibus Incentive Plan. Following the approval by the Company's shareholders of the 2014 Equity Incentive Plan, in April 2014, no further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously granted under the plan.
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(2,855)	—	(2,855)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	6,316	—	6,316
Amortization of net loss on derivative instruments previously designated as cash flow hedges	878	—	878
Foreign currency translation adjustment	—	84	84
Other comprehensive income (loss)	4,339	84	4,423
Balance as of June 30, 2015	$(7,806)	$(1,020)	$(8,826)

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(15,252)	—	(15,252)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	3,840	—	3,840
Amortization of net loss on derivative instruments previously designated as cash flow hedges	946	—	946
Foreign currency translation adjustment	—	179	179
Other comprehensive income (loss)	(10,466)	179	(10,287)
Balance as of June 30, 2014	$493	$(710)	$(217)
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss)				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized loss on interest rate swap agreements, designated as cash flow hedges	$4,893	$2,950	$9,764	$5,853	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	668	748	1,355	1,463	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive income	5,561	3,698	11,119	7,316	Income before income taxes
Income tax (benefit)	(1,964)	(1,266)	(3,925)	(2,530)	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$3,597	$2,432	$7,194	$4,786	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2015	December 31, 2014
Gross finance lease receivables	$247,068	$267,720
Allowance on gross finance lease receivables	(846)	(1,056)
Gross finance lease receivables, net of allowance	246,222	266,664
Unearned income	(40,697)	(46,792)
Net investment in finance leases	$205,525	$219,872
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	June 30, 2015	December 31, 2014
Tier 1	$201,038	$244,136
Tier 2	46,030	23,584
Tier 3	—	—
Gross finance lease receivables	$247,068	$267,720
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2015, approximately $1.7 million of the Company's Tier 1 and $0.2 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of June 30, 2015, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended
June 30, 2015	$1,056	$(210)	$846
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Asset backed securitization (ABS) term notes	$1,372,987	$1,504,183
Term loan facilities	932,793	858,973
Asset backed warehouse facility	610,000	420,000
Revolving credit facilities	220,000	160,000
Capital lease obligations	87,850	97,686
Total Debt	$3,223,630	$3,040,842
As of June 30, 2015, the Company had $1,512.1 million of debt outstanding on facilities with fixed interest rates and $1,711.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2015, the Company had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2015, was in compliance with all such covenants.

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
As of June 30, 2015, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,135 Million	2.00%	7.1 years
_______________________________________________________________________________

(1)
As of June 30, 2015, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,235.0 million of pay-fixed rate/receive-floating rate agreements and $100.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

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

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Six Months Ended June 30, 2015
Loss on derivative instruments designated as cash flow hedges	($17.1)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	($2.4)

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
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$3.1	$1.7	$5.4	$9.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.1	0.1	1.4	1.0
Foreign exchange contracts, not designated	Fair value of derivative instruments	—	0.1	—	—
Total derivatives		$3.2	$1.9	$6.8	$10.4

		Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss on Derivative Instruments
		2015	2014	2015	2014
Realized loss on interest rate swap agreements	Interest and debt expense	$5.2	$3.3	$10.3	$6.5
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest and debt expense	0.7	0.7	1.4	1.5
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	(20.0)	12.5	4.4	23.5
Net (gain) loss on interest rate swaps, not designated	Net (gain) loss on interest rate swaps	(0.4)	0.6	0.4	1.0
Foreign exchange agreements, not designated	Administrative expenses	—	—	—	0.1

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$148,222	$2,616	$150,838	$141,423	$3,300	$144,723
Trading margin	—	1,521	1,521	—	2,215	2,215
Net (loss) gain on sale of leasing equipment	(660)	—	(660)	2,461	—	2,461
Depreciation and amortization expense	59,712	309	60,021	53,889	348	54,237
Interest and debt expense	29,064	538	29,602	26,308	580	26,888
Income before income taxes(1)	37,883	2,980	40,863	44,643	4,231	48,874

(1)
Segment income before income taxes excludes net gains on interest rate swaps of $0.4 million and net losses on interest rate swaps of $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and the write-off of deferred financing costs of $3.7 million for the three months ended June 30, 2014. There was no write-off of deferred financing costs for the three months ended June 30, 2015.

	Six Months Ended June 30,
	2015			2014
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$294,775	$5,038	$299,813	$282,690	$6,800	$289,490
Trading margin	—	2,935	2,935	—	3,863	3,863
Net (loss) gain on sale of leasing equipment	(2,109)	—	(2,109)	5,557	—	5,557
Depreciation and amortization expense	117,869	536	118,405	107,313	727	108,040
Interest and debt expense	57,754	1,091	58,845	53,274	1,233	54,507
Income before income taxes(1)	75,690	5,705	81,395	88,325	8,093	96,418
Equipment held for sale at June 30	35,391	24,198	59,589	30,914	19,400	50,314
Goodwill at June 30	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at June 30	4,367,310	65,726	4,433,036	3,997,999	64,566	4,062,565
Purchases of leasing equipment and investments in finance leases(2)	414,460	14,503	428,963	286,652	3,114	289,766
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively, and the write-off of deferred financing costs of $4.9 million for the six months ended June 30, 2014. There was no write-off of deferred financing costs for the six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total leasing revenues:
United States of America	$10,681	$8,136	$21,136	$16,175
Asia	71,494	65,187	140,342	129,259
Europe	64,957	64,858	130,823	130,852
Other International	3,706	6,542	7,512	13,204
Total	$150,838	$144,723	$299,813	$289,490
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total equipment trading revenues:
United States of America	$3,646	$2,251	$6,159	$3,073
Asia	6,057	10,468	12,613	16,251
Europe	3,894	5,270	6,793	10,698
Other International	2,881	805	7,758	1,259
Total	$16,478	$18,794	$33,323	$31,281

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At June 30, 2015, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of June 30, 2015.
Purchase Commitments
At June 30, 2015, commitments for capital expenditures totaled approximately $37.8 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and six months ended June 30, 2015 and 2014 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2015 and the year ended December 31, 2014. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On July 21, 2015, the Company's Board of Directors approved and declared a $0.72 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 23, 2015 to shareholders of record at the close of business on September 2, 2015.
On July 20, 2015, TAL Advantage IV LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., prepaid all of the $100.1 million outstanding principal balance of the TAL Advantage IV LLC Series 2010-1 Notes.

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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2015, our total fleet consisted of 1,468,499 containers and chassis, representing 2,419,332 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of June 30, 2015. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2015, our twenty largest customers accounted for 82% of our leasing revenues, our five largest customers accounted for 55% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units
	June 30, 2015			December 31, 2014			June 30, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	1,273,097	14,706	1,287,803	1,174,154	15,553	1,189,707	1,104,005	16,818	1,120,823
Refrigerated	66,051	29	66,080	64,977	33	65,010	66,293	51	66,344
Special	55,517	698	56,215	55,388	792	56,180	54,396	1,264	55,660
Tank	9,852	—	9,852	9,282	—	9,282	8,940	—	8,940
Chassis	20,293	—	20,293	19,116	—	19,116	13,495	—	13,495
Equipment leasing fleet	1,424,810	15,433	1,440,243	1,322,917	16,378	1,339,295	1,247,129	18,133	1,265,262
Equipment trading fleet	28,256	—	28,256	32,448	—	32,448	32,939	—	32,939
Total	1,453,066	15,433	1,468,499	1,355,365	16,378	1,371,743	1,280,068	18,133	1,298,201
Percentage	98.9%	1.1%	100.0%	98.8%	1.2%	100.0%	98.6%	1.4%	100.0%

	Equipment Fleet in TEU
	June 30, 2015			December 31, 2014			June 30, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Dry	2,072,780	25,649	2,098,429	1,901,299	27,183	1,928,482	1,785,811	29,629	1,815,440
Refrigerated	125,428	46	125,474	123,288	54	123,342	126,725	89	126,814
Special	101,406	1,232	102,638	100,680	1,385	102,065	98,440	2,153	100,593
Tank	9,852	—	9,852	9,282	—	9,282	8,940	—	8,940
Chassis	36,325	—	36,325	33,877	—	33,877	24,056	—	24,056
Equipment leasing fleet	2,345,791	26,927	2,372,718	2,168,426	28,622	2,197,048	2,043,972	31,871	2,075,843
Equipment trading fleet	46,614	—	46,614	52,571	—	52,571	54,807	—	54,807
Total	2,392,405	26,927	2,419,332	2,220,997	28,622	2,249,619	2,098,779	31,871	2,130,650
Percentage	98.9%	1.1%	100.0%	98.7%	1.3%	100.0%	98.5%	1.5%	100.0%

	Equipment Fleet in CEU
	June 30, 2015			December 31, 2014			June 30, 2014
	Owned	Managed	Total	Owned	Managed	Total	Owned	Managed	Total
Operating leases	2,625,942	23,022	2,648,964	2,451,007	24,511	2,475,518	2,318,769	27,808	2,346,577
Finance leases	195,005	794	195,799	196,712	825	197,537	210,017	831	210,848
Equipment trading fleet	119,226	—	119,226	105,229	—	105,229	121,308	—	121,308
Total	2,940,173	23,816	2,963,989	2,752,948	25,336	2,778,284	2,650,094	28,639	2,678,733
Percentage	99.2%	0.8%	100.0%	99.1%	0.9%	100.0%	98.9%	1.1%	100.0%
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
The percentage of our equipment fleet by equipment type as of June 30, 2015 and the percentage of our leasing revenues by equipment type for the six months ended June 30, 2015 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	87.7%	61.7%	65.5%
Refrigerated	4.5	21.6	19.6
Special	3.8	4.6	6.8
Tank	0.7	5.3	3.4
Chassis	1.4	2.8	3.0
Equipment leasing fleet	98.1	96.0	98.3
Equipment trading fleet	1.9	4.0	1.7
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	June 30, 2015	December 31, 2014	June 30, 2014
Long-term leases	66.9%	68.9%	67.2%
Finance leases	7.8	8.0	8.9
Service leases	18.0	17.7	17.7
Expired long-term leases (units on-hire)	7.3	5.4	6.2
Total	100.0%	100.0%	100.0%
As of June 30, 2015, December 31, 2014 and June 30, 2014, our long-term and finance leases combined had average remaining contract terms of approximately 41 months, 41 months, and 44 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the second quarter of 2015 increased 4.3% from the second quarter of 2014.
Owned fleet size.    As of June 30, 2015, our owned fleet included 2,940,173 CEU, an increase of 6.8% from December 31, 2014 and an increase of 10.9% from June 30, 2014. The increase in our fleet size from June 30, 2014 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions in the second half of 2014 and the first few months of 2015.
As of July 29, 2015, we have purchased over $420 million of containers for delivery in 2015 through new orders and sale-leaseback transactions. TAL’s investments in 2015 have been driven by several large leasing transactions completed at the beginning of the year. In general, market forecasters had expected global containerized trade growth to be in the range of 5-6% in 2015, and the initial expectation for solid trade growth supported leasing demand early in the year. However, container pick-ups on our lease commitments have proceeded slowly. Our pick-up volumes usually ramp-up as we approach the summer peak season for shipping, but we did not see an increase in pick-up volumes in the second quarter this year. Global containerized trade growth now seems likely to fall below expectations in 2015, and we expect our investment pace to be slower in the second half of the year.
Utilization.    Our average utilization was 97.1% during the second quarter of 2015, a decrease from 97.9% in the first quarter and a decrease from 97.3% in the second quarter of 2014. The decrease in our utilization has resulted from weaker than expected trade growth in 2015 and a decrease in leasing demand and container pick-ups. We expect our utilization will continue to trend down if trade growth remains weak in the second half of the year. However, our utilization remains at a high level and continues to be supported by the high percentage of our units that are on-hire to customers on long-term or finance leases.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Average Utilization	97.1%	97.9%	98.1%	97.9%	97.3%

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Ending Utilization	96.6%	97.7%	98.1%	98.1%	97.7%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the second quarter of 2015 for our dry container product line decreased by 1.0% from the first quarter of 2015 and decreased by 5.2% from the second quarter of 2014, excluding the impact of sale-leaseback transactions. New container prices have decreased significantly over the last several years, and this decrease has continued in 2015 due to a significant drop in steel prices in China. Very low long-term interest rates and aggressive competition for new leasing transactions have combined with falling container prices to push market lease rates to historically low levels and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as leases covering existing containers expire and are re-priced. We expect our dry container lease rates will continue to decrease for the remainder of 2015, and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates in the second quarter of 2015 for our refrigerated container product line decreased by 2.5% from the second quarter of 2014. For several years, our average lease rates for refrigerated containers have been negatively impacted by historically low market leasing rates. The cost of refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.
The average lease rates for special containers were approximately 2.0% lower in the second quarter of 2015, compared to the second quarter of 2014, excluding the impact of sale-leaseback transactions. This decrease is mainly the result of certain lease renegotiations.
Equipment disposals.    During the second quarter of 2015, we recognized a $0.7 million loss on the sale of our used containers, compared to a gain of $2.5 million in the second quarter of 2014.
The decrease in our disposal results was primarily driven by lower average sale prices for used containers. Our average used container selling prices decreased approximately 20% from the second quarter of 2014 due to the impact of lower new container prices and increased disposal volumes by leasing companies and shipping lines in response to the weaker containerized trade volumes.
Our disposal results also continue to be negatively impacted by the disposal of containers purchased through sale-leaseback transactions. These containers have generally been purchased for prices higher than the net book value of original TAL containers of similar ages. The higher purchase prices are supported by leasing revenues received by TAL under the terms of the sale-leaseback agreements, and these sale-leaseback transactions remain profitable on an overall basis. However, TAL has started to recognize losses on the disposal of a large portion of our sale-leaseback containers due to the reduction in sale prices for used containers and the fact that lease revenue and fees are excluded from the gain or loss calculations upon disposal.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $8.5 million or 10.5% in the second quarter of 2015 as compared to the second quarter of 2014. Our ownership expenses were generally in line with the 9.4% growth in the average net book value of our revenue earning assets from the second quarter of 2014.
Credit performance.    We recorded a $0.2 million reversal for doubtful accounts during the second quarter of 2015, compared to a small provision during the second quarter of 2014. While our credit performance was strong during the second quarter of 2015, our overall concern about credit risk has increased this year. Many of the major shipping lines have reported modest or negative profitability over the last few years due to persistent excess vessel capacity. Our customers are facing additional financial pressures in 2015 due to weaker than expected trade volumes and a steep drop in freight rates on their major trade lanes. It seems likely that many of our customers will generate financial losses in the second half of 2015. We also anticipate that the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
Operating expenses.    Direct operating expenses were $10.0 million in the three months ended June 30, 2015, compared to $8.3 million in the same period in 2014, an increase of $1.7 million. This increase was mainly due to higher volume of drop-off activity and lower utilization.
Our administrative expenses increased $0.3 million to $11.4 million in the second quarter of 2015, compared to $11.1 million in the second quarter of 2014, mainly due to increased professional fees.

Dividends
We paid the following quarterly dividends during the six months ended June 30, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
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
Stock Buyback Program
On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3,000,000 of its outstanding shares. In addition, there are 88,157 shares remaining under TAL's 2006 stock repurchase program. As of June 30, 2015, a maximum of 3,088,157 shares may yet be purchased under the programs. No time limit was set for the completion of the repurchase programs. TAL had no repurchases of shares under these programs during the second quarter of 2015.

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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Leasing revenues:
Operating leases	$146,569	$139,489	$291,137	$278,819
Finance leases	3,887	4,724	7,911	9,677
Other revenues	382	510	765	994
Total leasing revenues	150,838	144,723	299,813	289,490

Equipment trading revenues	16,478	18,794	33,323	31,281
Equipment trading expenses	(14,957)	(16,579)	(30,388)	(27,418)
Trading margin	1,521	2,215	2,935	3,863

Net (loss) gain on sale of leasing equipment	(660)	2,461	(2,109)	5,557

Operating expenses:
Depreciation and amortization	60,021	54,237	118,405	108,040
Direct operating expenses	10,011	8,267	18,833	16,949
Administrative expenses	11,367	11,128	23,349	22,960
(Reversal) provision for doubtful accounts	(165)	5	(188)	36
Total operating expenses	81,234	73,637	160,399	147,985
Operating income	70,465	75,762	140,240	150,925
Other expenses:
Interest and debt expense	29,602	26,888	58,845	54,507
Write-off of deferred financing costs	—	3,729	—	4,899
Net (gain) loss on interest rate swaps	(364)	582	352	955
Total other expenses	29,238	31,199	59,197	60,361
Income before income taxes	41,227	44,563	81,043	90,564
Income tax expense	14,557	15,201	28,616	31,191
Net income	$26,670	$29,362	$52,427	$59,373

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$138,589	$132,727
Fee and ancillary lease revenue	7,980	6,762
Total operating lease revenue	146,569	139,489
Finance lease revenue	3,887	4,724
Other revenues	382	510
Total leasing revenues	$150,838	$144,723
Total leasing revenues were $150.8 million in the three months ended June 30, 2015, compared to $144.7 million in the same period in 2014, an increase of $6.1 million, or 4.2%.
Per diem revenue increased by $5.9 million, or 4.4%, compared to the three months ended June 30, 2014. The primary reasons for this increase are as follows:

•	$12.3 million increase due to an increase of approximately 219,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$6.5 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $1.2 million in the three months ended June 30, 2015, compared to the same period in 2014 primarily due to higher drop-off volumes.
Finance lease revenue decreased by $0.8 million in the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
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

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Equipment trading revenues	$16,478	$18,794
Equipment trading expenses	(14,957)	(16,579)
Equipment trading margin	$1,521	$2,215
The equipment trading margin was $1.5 million in the three months ended June 30, 2015, compared to $2.2 million in the same period in 2014, a decrease of $0.7 million. Equipment trading margin decreased $0.5 million from lower per unit margins on equipment sold and decreased by $0.2 million due to a decrease in sales volume.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $0.7 million for the three months ended June 30, 2015, compared to a gain on sale of equipment of $2.5 million in the same period in 2014, a decrease of $3.2 million. The decrease in sale results was mainly due to a 20% decrease in used dry container selling prices.

Depreciation and amortization.    Depreciation and amortization was $60.0 million in the second quarter of 2015, compared to $54.2 million in the second quarter of 2014, an increase of $5.8 million or 10.7%. Depreciation expense increased $7.2 million primarily due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.4 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $10.0 million in the three months ended June 30, 2015, compared to $8.3 million in the same period in 2014, an increase of $1.7 million. This increase was primarily driven by an increase in redelivery and repair related costs of $1.3 million, due to a higher volume of redeliveries. This increase also included higher storage costs of $0.4 million resulting from an increase in the number of idle units.
Administrative expenses.    Administrative expenses were $11.4 million in the second quarter of 2015 compared to $11.1 million in the same period in 2014, an increase of $0.3 million or 2.7%. This increase was mainly due to an increase in professional fees.
(Reversal) provision for doubtful accounts.    We had a reversal for doubtful accounts of $0.2 million in the second quarter of 2015, compared to a small provision in the second quarter of 2014.
Interest and debt expense.    Interest and debt expense was $29.6 million in the second quarter of 2015, compared to $26.9 million in the second quarter of 2014, an increase of $2.7 million. Interest and debt expense increased $2.7 million mainly due to a higher average debt balance of $3,169.3 million in the second quarter of 2015, compared to $2,875.2 million in the prior year quarter. Our effective tax rate remained flat at 3.70% in the second quarter of 2015 compared to the second quarter of 2014.
Net (gain) loss on interest rate swaps.    Net gain on interest rate swaps was $0.4 million in the three months ended June 30, 2015, compared to a loss of $0.6 million in the same period in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement because the change in fair value is included in other comprehensive income, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements increased during the second quarter of 2015 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during the second quarter of 2015, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase during the quarter.
Income tax expense.    Income tax expense was $14.6 million in the three months ended June 30, 2015, compared to $15.2 million in the same period in 2014. The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.3% and 34.1%, respectively. Last year, our effective tax rate was lower due to changes in state apportionment factors for several states that required an adjustment to the deferred tax balance.
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

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$275,797	$264,730
Fee and ancillary lease revenue	15,340	14,089
Total operating lease revenue	291,137	278,819
Finance lease revenue	7,911	9,677
Other revenues	765	994
Total leasing revenues	$299,813	$289,490
Total leasing revenues were $299.8 million in the six months ended June 30, 2015, compared to $289.5 million in the same period in 2014, an increase of $10.3 million, or 3.6%.
Per diem revenue increased by $11.1 million, or 4.2%, compared to the six months ended June 30, 2014. The primary reasons for this increase are as follows:

•	$23.8 million increase due to an increase of approximately 216,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$12.7 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $1.3 million compared to the six months ended June 30, 2014 primarily due to an increase in drop-off volumes.
Finance lease revenue decreased by $1.8 million in the six months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
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

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Equipment trading revenues	$33,323	$31,281
Equipment trading expenses	(30,388)	(27,418)
Equipment trading margin	$2,935	$3,863
The equipment trading margin was $2.9 million in the six months ended June 30, 2015, compared to $3.9 million in the same period in 2014, a decrease of $1.0 million. The trading margin decreased by $1.1 million due to lower per unit margins on equipment sold partially offset by an increase of $0.1 million due to an increase in sales volumes.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $2.1 million in the six months ended June 30, 2015, compared to a gain on sale of equipment of $5.6 million in the same period in 2014, a decrease of $7.7 million. The primary reasons for this decrease are as follows:

•$7.5 million decrease due to a decline of approximately 22% in used dry container selling prices;
•$0.2 million decrease due to a decrease in sales volume.
Depreciation and amortization.    Depreciation and amortization was $118.4 million in the six months ended June 30, 2015, compared to $108.0 million in the same period in 2014, an increase of $10.4 million or 9.6%. Depreciation expense increased by $13.0 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $2.6 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $18.8 million in the six months ended June 30, 2015, compared to $16.9 million in the same period in 2014, an increase of $1.9 million. This increase was primarily driven by an increase in redelivery and repair related costs due to a higher volume of redeliveries. This increase was partially offset by a decrease of $0.3 million in storage costs due to a decrease in the number of idle units.
Administrative expenses.    Administrative expenses were $23.3 million in the six months ended June 30, 2015 compared to $23.0 million in the same period in 2014, an increase of $0.3 million or 1.3%. This increase was mainly due to an increase in professional fees and foreign exchange losses on our Euro and GBP denominated assets and liabilities partially offset by a decrease in incentive compensation.
(Reversal) provision for doubtful accounts.    We recorded a reversal for doubtful accounts of $0.2 million in the six months ended June 30, 2015, compared to a small provision in the six months ended June 30, 2014.
Interest and debt expense.    Interest and debt expense was $58.8 million in the six months ended June 30, 2015, compared to $54.5 million in the six months ended June 30, 2014, an increase of $4.3 million. Interest and debt expense increased $4.7 million due to a higher average debt balance of $3,120.0 million for the six months ended June 30, 2015, compared to $2,871.8 million for the six months ended June 30, 2014, partially offset by a decrease of $0.4 million due to a lower effective interest rate of 3.75% in the six months ended June 30, 2015, compared to 3.78% for the same period in 2014.
Net loss on interest rate swaps    Net loss on interest rate swaps was $0.4 million in the six months ended June 30, 2015, compared to a loss of $1.0 million in the same period in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement because the change in fair value is included in other comprehensive income, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements increased during the six months ended June 30, 2015 due to an increase in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates increased during 2015, the current market rate on interest rate swap agreements with similar terms increased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to increase.
Income tax expense.    Income tax expense was $28.6 million in the six months ended June 30, 2015, compared to $31.2 million in the same period in 2014. The effective tax rates for the six months ended June 30, 2015 and 2014 were 35.3% and 34.4%, respectively. Last year, our effective tax rate was lower due to changes in state apportionment factors for several states that required an adjustment to the deferred tax balance.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$37,883	$44,643	(15.1)%	$75,690	$88,325	(14.3)%
Equipment trading segment	$2,980	$4,231	(29.6)%	$5,705	$8,093	(29.5)%
_______________________________________________________________________________

(1)
In the three months ended June 30, 2015 and 2014, income before income taxes excludes net gains on interest rate swaps of $0.4 million and net losses on interest rate swaps of $0.6 million, respectively, and the write-off of deferred financing costs of $3.7 million for the three months ended June 30, 2014. There was no write-off of deferred financing costs for the three months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, income before income taxes excludes net losses on interest rate swaps of $0.4 million and $1.0 million, respectively, and the write-off of deferred financing costs of $4.9 million for the six months ended June 30, 2014. There was no write-off of deferred financing costs for the six months ended June 30, 2015.

Equipment leasing income before income taxes.   Income before income taxes for the Equipment leasing segment was $37.9 million in the three months ended June 30, 2015, compared to $44.6 million in the same period in 2014, a decrease of $6.7 million, which was primarily due to a decrease in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $3.6 million and a $3.1 million decrease in used container disposal gains.
 Income before income taxes for the Equipment leasing segment was $75.7 million in the six months ended June 30, 2015, compared to $88.3 million in the same period in 2014, a decrease of $12.6 million, which was primarily due to a $7.7 million decrease in used container disposal gains and a decrease in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $5.0 million.
Equipment trading income before income taxes.   Income before income taxes for the Equipment trading segment was $3.0 million in the three months ended June 30, 2015, compared to $4.2 million in the same period in 2014, a decrease of $1.2 million. This decrease was primarily due to a $0.7 million decrease in the trading margin due to lower per unit margins and lower sales volume on equipment sold and a decrease in the leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $0.6 million.

 Income before income taxes for the Equipment trading segment was $5.7 million in the six months ended June 30, 2015, compared to $8.1 million in the same period in 2014, a decrease of $2.4 million. This decrease was primarily due to a decrease in the leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $1.5 million and a $0.9 million decrease in the trading margin due to lower per unit margins on equipment sold partially offset by higher sales volumes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended June 30, 2015, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $617.0 million. In addition, as of June 30, 2015 we had $72.2 million of unrestricted cash and $532.1 million of additional borrowing capacity under our current credit facilities.
As of June 30, 2015, major committed cash outflows in the next 12 months include $386.5 million of scheduled principal payments on our existing debt facilities and $72.6 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At June 30, 2015, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,373.0	$1,373.0
Term loan facilities	932.8	1,094.9
Asset backed warehouse facility	610.0	650.0
Revolving credit facilities	220.0	550.0
Capital lease obligations	87.8	87.8
Total Debt	$3,223.6	$3,755.7
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of June 30, 2015, we had $1,512.1 million of debt outstanding on facilities with fixed interest rates and $1,711.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2015, we had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of June 30, 2015, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of June 30, 2015, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.83
TAL Advantage I, LLC	1.10	6.23
TAL Advantage III, LLC	1.30	3.22
TAL Advantage IV, LLC	1.10	3.04
TAL Advantage V, LLC	1.10	2.41*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of June 30, 2015, each series is in compliance.
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of June 30, 2015 was $724.1 million. As of June 30, 2015, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,062.4 million. As of June 30, 2015, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.10
TAL Advantage I, LLC	4.75	3.08
TAL Advantage III, LLC	4.75	3.07
TAL Advantage IV, LLC	4.75	3.07
TAL Advantage V, LLC	4.75	3.07
As of June 30, 2015, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.7 billion. Outstanding debt on the remaining facilities of $0.5 billion have various other debt covenants, all of which the Company is in compliance with as of June 30, 2015.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow
The following table sets forth certain cash flow information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$203,133	$178,208
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(428,963)	$(289,766)
Proceeds from sale of equipment, net of selling costs	66,026	83,503
Cash collections on finance lease receivables, net of income earned	21,289	24,100
Other	74	97
Net cash (used in) investing activities	$(341,574)	$(182,066)
Net cash provided by (used in) financing activities	$131,470	$(7,215)
Operating Activities
Net cash provided by operating activities increased by $24.9 million to $203.1 million in the six months ended June 30, 2015, compared to $178.2 million in the same period in 2014. The majority of this increase is comprised of the following:

•	Earnings excluding non-cash expenses increased operating cash flows by $4.1 million.

•	Our net collections from customers in the first half of 2015 were higher than the first half of 2014 by $18.6 million.

•
In the first half of 2014, we incurred net losses on interest rate swaps which were terminated prior to their contractual maturities. In the first half of 2015, we had no such terminations. This resulted in an increase in operating cash flows of $1.7 million.

Investing Activities
Net cash used in investing activities increased by $159.5 million to $341.6 million in the six months ended June 30, 2015, compared to $182.1 million in the same period in 2014. This increase was primarily due to an increase in the purchase of leasing equipment of $139.2 million. In addition, we had lower proceeds from the sale of equipment of $17.5 million due to lower selling prices on equipment sold and a decrease in cash collections on finance lease receivables of $2.8 million due to a smaller portfolio.
Financing Activities
In the six months ended June 30, 2015, cash flows provided by financing activities increased by $138.7 million to $131.5 million, compared to cash flows used in financing activities of $7.2 million in the same period in 2014. This increase was primarily due to an increase of $140.2 million in net borrowings under our various debt facilities. In addition, there was a decrease of $1.6 million of restricted cash requirements and a decrease in dividends paid on common stock of $1.1 million. Partially offsetting the increase were purchases of treasury stock of $4.4 million.

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
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2015:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2015	2016	2017	2018	2019 and thereafter
	(dollars in millions)
Total debt obligations(1)	$3,664.5	$229.9	$423.9	$391.4	$613.8	$2,005.5
Capital lease obligations(2)	93.8	27.3	29.9	18.8	17.8	—
Operating leases (mainly facilities)	6.7	0.9	1.6	1.2	1.1	1.9
Purchase obligations:
Equipment purchases payable	34.8	34.8	—	—	—	—
Equipment purchase commitments	37.8	37.8	—	—	—	—
Total contractual obligations	$3,837.6	$330.7	$455.4	$411.4	$632.7	$2,007.4
_______________________________________________________________________________

(1)	Amounts include actual and estimated interest for floating rate debt based on June 30, 2015 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2015, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$1,135 Million	2.00%	7.1 years
For the three months ended June 30, 2015 and 2014, we recognized unrealized gains of $20.0 million and unrealized losses of $12.5 million, and for the six months ended June 30, 2015 and 2014, we recognized unrealized losses of $4.4 million and unrealized losses of $23.5 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three and six months ended June 30, 2015 and 2014 as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (gain) loss on interest rate swaps	$(0.4)	$0.6	$0.4	$1.0
Since 66% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $5.0 million in interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3,000,000 of its outstanding shares. In addition, there are 88,157 shares remaining under TAL's 2006 stock repurchase program. As of June 30, 2015, a maximum of 3,088,157 shares may yet be purchased under the programs. No time limit was set for the completion of the repurchase programs. TAL had no repurchases of shares under these programs during the second quarter of 2015.

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

TAL International Group, Inc.

August 5, 2015	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)