Form 10-Q
period 2015-09-30
TAL International Group, Inc.
filed 2015-11-03
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of October 23, 2015, there were 33,255,291 shares of the Registrant's common stock, $0.001 par value outstanding.

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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and September 30, 2014 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 19, 2015 from which the accompanying December 31, 2014 Balance Sheet information was derived, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,178,845 and $1,055,864	$3,856,833	$3,674,031
Net investment in finance leases, net of allowances of $844 and $1,056	202,078	219,872
Equipment held for sale	67,480	59,861
Revenue earning assets	4,126,391	3,953,764
Unrestricted cash and cash equivalents	66,817	79,132
Restricted cash	31,185	35,649
Accounts receivable, net of allowances of $1,250 and $978	84,883	85,681
Goodwill	74,523	74,523
Deferred financing costs	27,015	32,937
Other assets	12,967	11,400
Fair value of derivative instruments	86	1,898
Total assets	$4,423,867	$4,274,984
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$12,572	$88,336
Fair value of derivative instruments	34,019	10,394
Accounts payable and other accrued expenses	54,428	57,877
Net deferred income tax liability	443,962	411,007
Debt	3,222,149	3,040,842
Total liabilities	3,767,130	3,608,456
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,167,134 and 37,006,283 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 and 3,829,928 shares	(75,310)	(71,917)
Additional paid-in capital	509,960	504,891
Accumulated earnings	249,874	246,766
Accumulated other comprehensive (loss)	(27,824)	(13,249)
Total stockholders' equity	656,737	666,528
Total liabilities and stockholders' equity	$4,423,867	$4,274,984

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Leasing revenues:
Operating leases	$150,471	$145,613	$441,608	$424,432
Finance leases	3,807	4,441	11,718	14,118
Other revenues	148	470	913	1,464
Total leasing revenues	154,426	150,524	454,239	440,014

Equipment trading revenues	15,360	13,745	48,683	45,026
Equipment trading expenses	(14,169)	(12,032)	(44,557)	(39,450)
Trading margin	1,191	1,713	4,126	5,576

Net (loss) gain on sale of leasing equipment	(2,854)	870	(4,963)	6,427

Operating expenses:
Depreciation and amortization	61,711	57,198	180,116	165,238
Direct operating expenses	13,002	8,287	31,835	25,236
Administrative expenses	10,962	11,317	34,311	34,277
Provision for doubtful accounts	256	22	68	58
Total operating expenses	85,931	76,824	246,330	224,809
Operating income	66,832	76,283	207,072	227,208
Other expenses:
Interest and debt expense	30,477	26,695	89,322	81,202
Write-off of deferred financing costs	895	173	895	5,072
Net loss (gain) on interest rate swaps	662	(545)	1,014	410
Total other expenses	32,034	26,323	91,231	86,684
Income before income taxes	34,798	49,960	115,841	140,524
Income tax expense	12,287	17,343	40,903	48,534
Net income	$22,511	$32,617	$74,938	$91,990
Net income per common share—Basic	$0.69	$0.97	$2.28	$2.74
Net income per common share—Diluted	$0.68	$0.97	$2.27	$2.72
Cash dividends paid per common share	$0.72	$0.72	$2.16	$2.16
Weighted average number of common shares outstanding—Basic	32,860	33,594	32,860	33,607
Dilutive stock options and restricted stock	94	201	129	168
Weighted average number of common shares outstanding—Diluted	32,954	33,795	32,989	33,775

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$22,511	$32,617	$74,938	$91,990
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(12,185), $(516), $(13,755) and $(8,766), respectively)	(22,421)	(1,051)	(25,276)	(16,303)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $1,733, $1,326, $5,181 and $3,339, respectively)	3,174	2,546	9,490	6,386
Amortization of loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $228, $102, $705 and $619, respectively)	418	186	1,296	1,132
Foreign currency translation adjustment	(170)	(234)	(85)	(54)
Other comprehensive (loss) income, net of tax	(18,999)	1,447	(14,575)	(8,839)
Comprehensive income	$3,512	$34,064	$60,363	$83,151

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$74,938	$91,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,116	165,238
Amortization of deferred financing costs	5,788	5,799
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	2,001	1,751
Amortization of lease premiums	2,250	—
Net loss (gain) on sale of leasing equipment	4,963	(6,427)
Net loss on interest rate swaps	1,014	410
Write-off of deferred financing costs	895	5,072
Deferred income taxes	40,903	48,533
Stock compensation charge	5,031	4,700
Changes in operating assets and liabilities:
Net equipment purchased for resale activity	(7,000)	(6,335)
Net realized gain on interest rate swaps terminated prior to their contractual maturities	—	7,408
Other changes in operating assets and liabilities	1,327	(16,485)
Net cash provided by operating activities	312,226	301,654
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(561,687)	(547,555)
Proceeds from sale of equipment, net of selling costs	95,556	117,351
Cash collections on finance lease receivables, net of income earned	32,051	36,269
Other	(35)	(108)
Net cash (used in) investing activities	(434,115)	(394,043)
Cash flows from financing activities:
Purchases of treasury stock	(4,446)	(7,690)
Stock options exercised and stock related activity	38	(234)
Financing fees paid under debt facilities	(761)	(9,074)
Borrowings under debt facilities	555,000	1,225,935
Payments under debt facilities and capital lease obligations	(373,750)	(1,039,021)
Decrease (increase) in restricted cash	4,464	(352)
Common stock dividends paid	(70,971)	(72,617)
Net cash provided by financing activities	109,574	96,947
Net (decrease) increase in unrestricted cash and cash equivalents	$(12,315)	$4,558
Unrestricted cash and cash equivalents, beginning of period	79,132	68,875
Unrestricted cash and cash equivalents, end of period	$66,817	$73,433
Supplemental non-cash investing activities:
Equipment purchases payable	$12,572	$68,228

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
C.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU No. 2014-09"), Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which defers by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, including interim periods within that annual period. Earlier application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in the financial statements but does not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. The ASU’s basis for conclusions observes that in practice, debt issuance costs incurred before the associated funding is received (i.e., before the issuance of the debt liability) are deferred on the balance sheet until that debt liability amount is recorded. These changes will become effective for the Company beginning after December 15, 2015. The Company believes that the adoption of ASU No. 2015-03 will have no impact on its income or cash flows and no material impact on its financial position.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (Continued)
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-15 ("ASU No. 2015-15"), Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs
Associated with Line-of-Credit Agreements. This standard updates ASU No. 2015-03 which was issued in April, 2015, as ASU No. 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance with ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These changes will become effective for the Company beginning after December 15, 2015. The Company is planning on presenting all debt issuance costs in conjunction with ASU No. 2015-03, which is effective beginning after December 15, 2015.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of September 30, 2015 and December 31, 2014.
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
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Assets
Net investment in finance leases - carrying value	$202,922	$220,928
Net investment in finance leases - estimated fair value	$209,112	$223,455
Liabilities
Debt—carrying value	$3,222,149	$3,040,842
Debt—estimated fair value	$3,257,848	$3,060,790
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the nine months ended September 30, 2015 and 2014 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 2, 2015	September 23, 2015	$23.7 Million	$0.72
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Treasury Stock
In the first quarter of 2015, TAL repurchased 81,915 shares at an average price of $41.40 under TAL's 2006 stock repurchase program. On February 11, 2015, TAL's Board of Directors authorized a new share repurchase program of up to 3,000,000 of its outstanding shares. These shares augmented the remaining 88,157 shares authorized for purchase under TAL's 2006 stock repurchase program. TAL had no repurchases of shares under these programs during the second and third quarters of 2015. No time limit was set for the completion of the repurchase program. As of September 30, 2015, 3,088,157 shares may yet be purchased under the 2006 and the 2015 stock buyback programs. See Note 11, "Subsequent Events" for further information on the Company's stock repurchase program.
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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2013, 2014 and 2015 under the Company's stock-based compensation plans of $1.6 million and $1.3 million during the three months ended September 30, 2015 and 2014, respectively and $5.0 million and $4.7 million during the nine months ended September 30, 2015 and 2014, respectively.
Total unrecognized compensation costs of approximately $7.3 million as of September 30, 2015 related to restricted shares granted during 2013, 2014 and 2015 will be recognized over the remaining weighted average vesting period of approximately 1.8 years.
The Company's stock-based compensation plans consist of the 2014 Equity Incentive Plan and the 2005 Management Omnibus Incentive Plan. Following the approval by the Company's shareholders of the 2014 Equity Incentive Plan in April 2014, no further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan continue to apply to awards previously granted under the plan.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(25,276)	—	(25,276)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	9,490	—	9,490
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,296	—	1,296
Foreign currency translation adjustment	—	(85)	(85)
Other comprehensive (loss)	(14,490)	(85)	(14,575)
Balance as of September 30, 2015	$(26,635)	$(1,189)	$(27,824)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(16,303)	—	(16,303)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	6,386	—	6,386
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,132	—	1,132
Foreign currency translation adjustment	—	(54)	(54)
Other comprehensive (loss)	(8,785)	(54)	(8,839)
Balance as of September 30, 2014	$2,174	$(943)	$1,231
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss)				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized loss on interest rate swap agreements, designated as cash flow hedges	$4,907	$3,872	$14,671	$9,725	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	646	288	2,001	1,751	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive (loss)	5,553	4,160	16,672	11,476	Income before income taxes
Income tax (benefit)	(1,961)	(1,428)	(5,886)	(3,958)	Income tax expense
Amounts reclassified from Accumulated other comprehensive (loss)	$3,592	$2,732	$10,786	$7,518	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	September 30, 2015	December 31, 2014
Gross finance lease receivables	$241,668	$267,720
Allowance on gross finance lease receivables	(844)	(1,056)
Gross finance lease receivables, net of allowance	240,824	266,664
Unearned income	(38,746)	(46,792)
Net investment in finance leases	$202,078	$219,872
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	September 30, 2015	December 31, 2014
Tier 1	$190,093	$244,136
Tier 2	51,575	23,584
Tier 3	—	—
Gross finance lease receivables	$241,668	$267,720
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of September 30, 2015, approximately $1.6 million of the Company's Tier 1 and $0.2 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of September 30, 2015, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the nine months ended
September 30, 2015	$1,056	$(212)	$844
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Asset backed securitization (ABS) term notes	$1,212,171	$1,504,183
Term loan facilities	961,633	858,973
Asset backed warehouse facility	610,000	420,000
Revolving credit facilities	365,000	160,000
Capital lease obligations	73,345	97,686
Total Debt	$3,222,149	$3,040,842
As of September 30, 2015, the Company had $1,361.6 million of debt outstanding on facilities with fixed interest rates and $1,860.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2015, the Company had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of September 30, 2015, was in compliance with all such covenants.

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
As of September 30, 2015, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,135 Million	2.00%	6.8 years
_______________________________________________________________________________

(1)
As of September 30, 2015, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,235.0 million of pay-fixed rate/receive-floating rate agreements and $100.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

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

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Nine Months Ended September 30, 2015
Loss on derivative instruments designated as cash flow hedges	($17.0)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	($2.3)

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
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$—	$1.7	$32.0	$9.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	0.1	0.1	2.0	1.0
Foreign exchange contracts, not designated	Fair value of derivative instruments	—	0.1	—	—
Total derivatives		$0.1	$1.9	$34.0	$10.4

		Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Loss (Gain) on Derivative Instruments
		2015	2014	2015	2014
Realized loss on interest rate swap agreements	Interest and debt expense	$5.2	$4.2	$15.5	$10.6
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest and debt expense	0.6	0.3	2.0	1.8
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	34.6	1.6	39.0	25.1
Net loss (gain) on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.7	(0.5)	1.0	0.4
Foreign exchange agreements, not designated	Administrative expenses	—	—	—	0.1

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$151,698	$2,728	$154,426	$147,502	$3,022	$150,524
Trading margin	—	1,191	1,191	—	1,713	1,713
Net (loss) gain on sale of leasing equipment	(2,854)	—	(2,854)	870	—	870
Depreciation and amortization expense	61,226	485	61,711	56,914	284	57,198
Interest and debt expense	29,972	505	30,477	26,190	505	26,695
Income before income taxes(1)	33,768	2,587	36,355	45,928	3,660	49,588
_______________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.7 million and net gains on interest rate swaps of $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and the write-off of deferred financing costs of $0.9 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015			2014
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$446,473	$7,766	$454,239	$430,192	$9,822	$440,014
Trading margin	—	4,126	4,126	—	5,576	5,576
Net (loss) gain on sale of leasing equipment	(4,963)	—	(4,963)	6,427	—	6,427
Depreciation and amortization expense	179,095	1,021	180,116	164,227	1,011	165,238
Interest and debt expense	87,726	1,596	89,322	79,464	1,738	81,202
Income before income taxes(1)	109,458	8,292	117,750	134,253	11,753	146,006
Equipment held for sale at September 30	28,355	39,125	67,480	29,529	19,400	48,929
Goodwill at September 30	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at September 30	4,349,159	74,708	4,423,867	4,169,668	61,169	4,230,837
Purchases of leasing equipment and investments in finance leases(2)	547,418	14,269	561,687	544,709	2,846	547,555
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $1.0 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively, and the write-off of deferred financing costs of $0.9 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total leasing revenues:
United States of America	$10,876	$8,410	$32,012	$24,585
Asia	73,218	72,232	213,560	201,491
Europe	66,358	65,593	197,181	196,445
Other International	3,974	4,289	11,486	17,493
Total	$154,426	$150,524	$454,239	$440,014
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total equipment trading revenues:
United States of America	$2,992	$2,574	$9,152	$5,646
Asia	7,546	6,732	20,158	22,984
Europe	3,037	3,650	9,830	14,348
Other International	1,785	789	9,543	2,048
Total	$15,360	$13,745	$48,683	$45,026

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At September 30, 2015, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of September 30, 2015.
Purchase Commitments
At September 30, 2015, commitments for capital expenditures totaled approximately $4.2 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and nine months ended September 30, 2015 and 2014 was determined based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2015 and the year ended December 31, 2014. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On October 28, 2015, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common stock, payable on December 23, 2015 to shareholders of record at the close of business on December 2, 2015.
Stock Repurchase Program
On October 28, 2015, TAL’s Board of Directors authorized the repurchase of shares of common stock with an aggregate value of up to $150 million. This repurchase program replaces the February 11, 2015 and March 13, 2006 share repurchase programs which were terminated. Repurchases may be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2015. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described herein and under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2015, our total fleet consisted of 1,493,023 containers and chassis, representing 2,449,765 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of September 30, 2015. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2015, our twenty largest customers accounted for 82% of our leasing revenues, our five largest customers accounted for 55% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units(1)			Equipment Fleet in TEU(1)
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014
Dry	1,313,912	1,189,707	1,191,425	2,131,165	1,928,482	1,931,344
Refrigerated	66,898	65,010	65,798	127,142	123,342	125,731
Special	56,179	56,180	56,932	102,677	102,065	103,395
Tank	11,249	9,282	9,542	11,249	9,282	9,542
Chassis	21,231	19,116	13,412	38,236	33,877	23,910
Equipment leasing fleet	1,469,469	1,339,295	1,337,109	2,410,469	2,197,048	2,193,922
Equipment trading fleet	23,554	32,448	30,645	39,296	52,571	50,915
Total	1,493,023	1,371,743	1,367,754	2,449,765	2,249,619	2,244,837

	Equipment Fleet in CEU(1)
	September 30, 2015	December 31, 2014	September 30, 2014
Operating leases	2,702,373	2,475,518	2,456,287
Finance leases	208,038	197,537	211,081
Equipment trading fleet	105,284	105,229	109,757
Total	3,015,695	2,778,284	2,777,125
_______________________________________________________________________________
(1) As of September 30, 2015, the Company had 1.0%, 1.1%, and 0.8% of managed equipment in units, TEU, and CEU, respectively.
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

The percentage of our equipment fleet by equipment type as of September 30, 2015 and the percentage of our leasing revenues by equipment type for the nine months ended September 30, 2015 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	88.0%	61.7%	65.7%
Refrigerated	4.5	21.5	19.5
Special	3.8	4.5	6.7
Tank	0.7	6.0	3.4
Chassis	1.4	2.8	3.0
Equipment leasing fleet	98.4	96.5	98.3
Equipment trading fleet	1.6	3.5	1.7
Total	100.0%	100.0%	100.0%
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
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	September 30, 2015	December 31, 2014	September 30, 2014
Long-term leases	65.5%	68.9%	66.9%
Finance leases	8.2	8.0	8.5
Service leases	17.9	17.7	18.3
Expired long-term leases (units on-hire)	8.4	5.4	6.3
Total	100.0%	100.0%	100.0%
As of September 30, 2015, December 31, 2014 and September 30, 2014, our long-term and finance leases combined had average remaining contract terms of approximately 42 months, 41 months, and 42 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the third quarter of 2015 increased 2.6% from the third quarter of 2014.
Fleet size.    As of September 30, 2015, our fleet included 2,992,263 CEU, an increase of 8.7% from December 31, 2014 and an increase of 8.8% from September 30, 2014. The increase in our fleet size from September 30, 2014 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions in the second half of 2014 and during 2015. We also manage 23,432 CEU for third parties.
As of October 28, 2015, we have purchased approximately $510 million of containers for delivery in 2015 through new orders and sale-leaseback transactions. Most of TAL's new container purchases were made in the first few months of the year. In general, market forecasters had expected global containerized trade growth to be in the range of 5-6% in 2015, and the initial expectation for solid trade growth supported leasing demand early in the year. However, global containerized trade growth has been less than expected this year, and we did not benefit from a traditional summer peak season for dry containers. Container pick-ups on our early lease commitments have proceeded slowly, and our investments in new containers have been limited during the second half of the year.
Utilization.    Our average utilization was 95.8% during the third quarter of 2015, a decrease from 97.1% in the second quarter and a decrease from 97.9% in the third quarter of 2014. Weaker than expected trade growth in 2015 has led to increased drop-off volumes, decreased pick-up volumes and lower utilization. Drop-off volumes in our sale-leaseback portfolio have been particularly high since these leases are generally structured to provide maximum redelivery flexibility. We expect our utilization will continue to trend down over the next few quarters as we head into the typical slow season. However, our utilization remains at a high level and continues to be supported by the high percentage of our units that are on-hire to customers on long-term or finance leases. We expect that our utilization will rebound in 2016 if trade growth meets expectations.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Average Utilization	95.8%	97.1%	97.9%	98.1%	97.9%

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Ending Utilization	94.7%	96.6%	97.7%	98.1%	98.1%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the third quarter of 2015 for our dry container product line decreased by 0.7% from the second quarter of 2015 and decreased by 3.9% from the third quarter of 2014, excluding the impact of sale-leaseback transactions. New container prices have decreased significantly over the last several years, and this decrease has continued in 2015 due to a significant drop in steel prices in China. Very low long-term interest rates and aggressive competition for new leasing transactions have combined with falling container prices to push market lease rates to historically low levels, and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as leases covering existing containers expire and are re-priced. We expect our dry container lease rates will continue to decrease in the fourth quarter of 2015, and if market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average dry container lease rates will accelerate in 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.

Average lease rates in the third quarter of 2015 for our refrigerated container product line decreased by 2.9% from the third quarter of 2014. For several years, our average lease rates for refrigerated containers have been negatively impacted by historically low market leasing rates. The cost of refrigeration machines included in refrigerated containers has trended down over the last few years, which has led to lower refrigerated container prices and lease rates. Lease rates for new refrigerated containers are also being negatively impacted by the widespread availability of attractively priced financing and aggressive competition.
The average lease rates for special containers were approximately 2.1% lower in the third quarter of 2015 compared to the third quarter of 2014, excluding the impact of sale-leaseback transactions. This decrease is mainly the result of certain lease renegotiations.
Equipment disposals.    During the third quarter of 2015, we recognized a $2.9 million loss on the sale of our used containers, compared to a gain of $0.9 million in the third quarter of 2014.
The decrease in our disposal results was primarily driven by lower average sale prices for used containers. Our average used container selling prices decreased approximately 17% from the third quarter of 2014 due to the impact of lower new container prices and increased disposal volumes by leasing companies and shipping lines in response to the weaker containerized trade volumes.
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
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $8.3 million or 9.9% in the third quarter of 2015 as compared to the third quarter of 2014. There was a one-time $1.3 million charge to interest expense in the third quarter of 2015 related to an early buyout of equipment financed under capital leases. Excluding this charge, ownership costs increased by 8.3% from the third quarter of 2014, which is generally in line with the 7.2% growth in average net book value of our revenue earning assets.
Credit performance.    We recorded a $0.3 million provision for doubtful accounts during the third quarter of 2015, compared to a small provision during the third quarter of 2014. While our credit performance was strong during the third quarter of 2015, our overall concern about credit risk has increased this year. Many of the major shipping lines have reported modest or negative profitability over the last few years due to persistent excess vessel capacity. Our customers are facing additional financial pressures in 2015 due to weaker than expected trade volumes and a steep drop in freight rates on their major trade lanes. It seems likely that many of our customers will generate financial losses for the remainder of 2015. We also anticipate that the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
Operating expenses.    Direct operating expenses were $13.0 million in the three months ended September 30, 2015, compared to $8.3 million in the same period in 2014, an increase of $4.7 million. This increase was mainly due to higher volume of drop-off activity and lower utilization, which increased storage and repair expenses.
Our administrative expenses decreased $0.3 million to $11.0 million in the third quarter of 2015, compared to $11.3 million in the third quarter of 2014, mainly due to a decrease in foreign exchange losses on our Euro and GBP denominated assets and liabilities.

Dividends
We paid the following quarterly dividends during the nine months ended September 30, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 2, 2015	September 23, 2015	$23.7 Million	$0.72
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
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
Stock Buyback Program
On October 28, 2015 TAL’s Board of Directors authorized the repurchase of shares of common stock with an aggregate value of up to $150 million. This repurchase program replaces the February 11, 2015 and March 13, 2006 share repurchase programs which were terminated. Repurchases may be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program. In the first quarter of 2015, TAL repurchased 81,915 shares at an average price of $41.40. TAL had no repurchases of shares during the second and third quarters of 2015.

Stock repurchases under the repurchase program may be made through open market and/or privately negotiated transactions at such times and in such amounts as our management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Leasing revenues:
Operating leases	$150,471	$145,613	$441,608	$424,432
Finance leases	3,807	4,441	11,718	14,118
Other revenues	148	470	913	1,464
Total leasing revenues	154,426	150,524	454,239	440,014

Equipment trading revenues	15,360	13,745	48,683	45,026
Equipment trading expenses	(14,169)	(12,032)	(44,557)	(39,450)
Trading margin	1,191	1,713	4,126	5,576

Net (loss) gain on sale of leasing equipment	(2,854)	870	(4,963)	6,427

Operating expenses:
Depreciation and amortization	61,711	57,198	180,116	165,238
Direct operating expenses	13,002	8,287	31,835	25,236
Administrative expenses	10,962	11,317	34,311	34,277
Provision for doubtful accounts	256	22	68	58
Total operating expenses	85,931	76,824	246,330	224,809
Operating income	66,832	76,283	207,072	227,208
Other expenses:
Interest and debt expense	30,477	26,695	89,322	81,202
Write-off of deferred financing costs	895	173	895	5,072
Net loss (gain) on interest rate swaps	662	(545)	1,014	410
Total other expenses	32,034	26,323	91,231	86,684
Income before income taxes	34,798	49,960	115,841	140,524
Income tax expense	12,287	17,343	40,903	48,534
Net income	$22,511	$32,617	$74,938	$91,990

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$140,087	$138,672
Fee and ancillary lease revenue	10,384	6,941
Total operating lease revenue	150,471	145,613
Finance lease revenue	3,807	4,441
Other revenues	148	470
Total leasing revenues	$154,426	$150,524
Total leasing revenues were $154.4 million in the three months ended September 30, 2015, compared to $150.5 million in the same period in 2014, an increase of $3.9 million, or 2.6%.
Per diem revenue increased by $1.4 million, or 1.0%, compared to the three months ended September 30, 2014. The primary reasons for this increase are as follows:

•	$6.9 million increase due to an increase of approximately 124,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$5.4 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $3.4 million in the three months ended September 30, 2015, compared to the same period in 2014 primarily due to higher drop-off volumes.
Finance lease revenue decreased by $0.6 million in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
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

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Equipment trading revenues	$15,360	$13,745
Equipment trading expenses	(14,169)	(12,032)
Equipment trading margin	$1,191	$1,713
The equipment trading margin was $1.2 million in the three months ended September 30, 2015, compared to $1.7 million in the same period in 2014, a decrease of $0.5 million. Equipment trading margin decreased $0.7 million from lower per unit margins on equipment sold and increased by $0.2 million due to an increase in sales volume.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $2.9 million for the three months ended September 30, 2015, compared to a gain on sale of equipment of $0.9 million in the same period in 2014, a decrease of $3.8 million. The decrease in sales results was mainly due to a 17% decrease in used dry container selling prices.

Depreciation and amortization.    Depreciation and amortization was $61.7 million in the third quarter of 2015, compared to $57.2 million in the third quarter of 2014, an increase of $4.5 million or 7.9%. Depreciation expense increased $6.1 million primarily due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $1.6 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $13.0 million in the three months ended September 30, 2015, compared to $8.3 million in the same period in 2014, an increase of $4.7 million. This increase was primarily driven by higher storage costs of $2.7 million resulting from an increase in the number of idle units. This increase was also due to an increase in redelivery and repair related costs of $2.4 million due to a higher volume of redeliveries. This increase was partially offset by a decrease in survey costs of $0.8 million due to a lower volume of new container acceptances.
Administrative expenses.    Administrative expenses were $11.0 million in the third quarter of 2015 compared to $11.3 million in the same period in 2014, a decrease of $0.3 million or 2.7%. This decrease was mainly due to a decrease in foreign exchange losses on our Euro and GBP denominated assets and liabilities.
Provision for doubtful accounts.    We had a provision for doubtful accounts of $0.3 million in the third quarter of 2015, compared to a small provision in the third quarter of 2014.
Interest and debt expense.    Interest and debt expense was $30.5 million in the third quarter of 2015, compared to $26.7 million in the third quarter of 2014, an increase of $3.8 million. Interest and debt expense increased $2.9 million mainly due to a higher average debt balance of $3,197.1 million in the third quarter of 2015, compared to $2,884.7 million in the prior year quarter. Interest and debt expense also increased $1.3 million in the third quarter due to an early buyout on certain capital lease obligations. This increase was partially offset by a decrease of $0.4 million due to a lower effective interest rate of 3.58% in the third quarter of 2015 compared to 3.62% in the third quarter of 2014.
Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.7 million in the three months ended September 30, 2015, compared to a gain of $0.5 million in the same period in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement because the change in fair value is included in other comprehensive income, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during the third quarter of 2015 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during the third quarter of 2015, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease during the quarter.
Income tax expense.    Income tax expense was $12.3 million in the three months ended September 30, 2015, compared to $17.3 million in the same period in 2014. The effective tax rates for the three months ended September 30, 2015 and 2014 were 35.3% and 34.7%, respectively. Our effective tax rate increased in 2015 due to changes in state apportionment factors in 2014 for several states that required an adjustment to the deferred tax balance.
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

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$415,884	$403,402
Fee and ancillary lease revenue	25,724	21,030
Total operating lease revenue	441,608	424,432
Finance lease revenue	11,718	14,118
Other revenues	913	1,464
Total leasing revenues	$454,239	$440,014
Total leasing revenues were $454.2 million in the nine months ended September 30, 2015, compared to $440.0 million in the same period in 2014, an increase of $14.2 million, or 3.2%.
Per diem revenue increased by $12.5 million, or 3.1%, compared to the nine months ended September 30, 2014. The primary reasons for this increase are as follows:

•	$30.5 million increase due to an increase of approximately 185,000 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$18.0 million decrease due to lower average per diem rates.
Fee and ancillary lease revenue increased by $4.7 million compared to the nine months ended September 30, 2014 primarily due to an increase in drop-off volumes.
Finance lease revenue decreased by $2.4 million in the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
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

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Equipment trading revenues	$48,683	$45,026
Equipment trading expenses	(44,557)	(39,450)
Equipment trading margin	$4,126	$5,576
The equipment trading margin was $4.1 million in the nine months ended September 30, 2015, compared to $5.6 million in the same period in 2014, a decrease of $1.5 million. The trading margin decreased by $1.8 million due to lower per unit margins on equipment sold partially offset by an increase of $0.3 million due to an increase in sales volumes.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $5.0 million in the nine months ended September 30, 2015, compared to a gain on sale of equipment of $6.4 million in the same period in 2014, a decrease of $11.4 million. The decrease in sales results was mainly due to a 20% decrease in used dry container selling prices.

Depreciation and amortization.    Depreciation and amortization was $180.1 million in the nine months ended September 30, 2015, compared to $165.2 million in the same period in 2014, an increase of $14.9 million or 9.0%. Depreciation expense increased by $19.2 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $4.3 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $31.8 million in the nine months ended September 30, 2015, compared to $25.2 million in the same period in 2014, an increase of $6.6 million. This increase was primarily driven by an increase in redelivery and repair related costs of $4.1 million due to a higher volume of redeliveries. This increase also included higher storage costs of $2.4 million resulting from an increase in the number of idle units.
Administrative expenses.    Administrative expenses were $34.3 million in the nine months ended September 30, 2015 and 2014, respectively.
Provision for doubtful accounts.    We recorded a $0.1 million provision for doubtful accounts in the nine months ended September 30, 2015 and 2014, respectively.
Interest and debt expense.    Interest and debt expense was $89.3 million in the nine months ended September 30, 2015, compared to $81.2 million in the nine months ended September 30, 2014, an increase of $8.1 million. Interest and debt expense increased $7.6 million due to a higher average debt balance of $3,145.6 million for the nine months ended September 30, 2015, compared to $2,876.1 million for the nine months ended September 30, 2014. Interest and debt expense also increased $1.3 million in the nine months ended September 30, 2015 due to an early buyout on certain capital lease obligations. This increase was partially offset by a decrease of $0.8 million due to a lower effective interest rate of 3.69% in the nine months ended September 30, 2015, compared to 3.72% for the same period in 2014.
Net loss on interest rate swaps    Net loss on interest rate swaps was $1.0 million in the nine months ended September 30, 2015, compared to a loss of $0.4 million in the same period in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement because the change in fair value is included in other comprehensive income, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during the nine months ended September 30, 2015 due to a decrease in long term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long term interest rates decreased during 2015, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $40.9 million in the nine months ended September 30, 2015, compared to $48.5 million in the same period in 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 35.3% and 34.5%, respectively. Our effective tax rate increased in 2015 due to changes in state apportionment factors in 2014 for several states that required an adjustment to the deferred tax balance.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Income before income taxes(1)
Equipment leasing segment	$33,768	$45,928	(26.5)%	$109,458	$134,253	(18.5)%
Equipment trading segment	$2,587	$3,660	(29.3)%	$8,292	$11,753	(29.4)%
_______________________________________________________________________________

(1)
In the three months ended September 30, 2015 and 2014, income before income taxes excludes net losses on interest rate swaps of $0.7 million and net gains on interest rate swaps of $0.5 million, respectively, and the write-off of deferred financing costs of $0.9 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, income before income taxes excludes net losses on interest rate swaps of $1.0 million and $0.4 million, respectively, and the write-off of deferred financing costs of $0.9 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Equipment leasing income before income taxes.   Income before income taxes for the Equipment leasing segment was $33.8 million in the three months ended September 30, 2015, compared to $45.9 million in the same period in 2014, a decrease of $12.1 million, which was primarily due to a decrease in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $8.4 million and a $3.8 million decrease in used container disposal gains.
 Income before income taxes for the Equipment leasing segment was $109.5 million in the nine months ended September 30, 2015, compared to $134.3 million in the same period in 2014, a decrease of $24.8 million, which was primarily due to a decrease of $13.4 million in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) and a decrease of $11.4 million in used container disposal gains.
Equipment trading income before income taxes.   Income before income taxes for the Equipment trading segment was $2.6 million in the three months ended September 30, 2015, compared to $3.7 million in the same period in 2014, a decrease of $1.1 million. This decrease was primarily due to a $0.6 million decrease in the leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) and a $0.5 million decrease in the trading margin due to lower per unit margins partially offset by higher sales volumes.
 Income before income taxes for the Equipment trading segment was $8.3 million in the nine months ended September 30, 2015, compared to $11.8 million in the same period in 2014, a decrease of $3.5 million. This decrease was primarily due to a decrease in the leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) of $2.0 million and a $1.5 million decrease in the trading margin due to lower per unit margins on equipment sold partially offset by higher sales volumes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended September 30, 2015, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $597.0 million. In addition, as of September 30, 2015 we had $66.8 million of unrestricted cash and $346.9 million of additional borrowing capacity under our current credit facilities.
As of September 30, 2015, major committed cash outflows in the next 12 months include $345.5 million of scheduled principal payments on our existing debt facilities and $16.8 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At September 30, 2015, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,212.2	$1,212.2
Term loan facilities	961.6	1,083.5
Asset backed warehouse facility	610.0	650.0
Revolving credit facilities	365.0	550.0
Capital lease obligations	73.3	73.3
Total Debt	$3,222.1	$3,569.0
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of September 30, 2015, we had $1,361.6 million of debt outstanding on facilities with fixed interest rates and $1,860.5 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2015, we had interest rate swaps in place with a net notional amount of $1,135.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of September 30, 2015, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of September 30, 2015, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.66
TAL Advantage I, LLC	1.10	5.51
TAL Advantage III, LLC	1.30	2.93
TAL Advantage V, LLC	1.10	2.40*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of September 30, 2015, each series is in compliance.
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of September 30, 2015 was $735.4 million. As of September 30, 2015, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,080.3 million. As of September 30, 2015, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.13
TAL Advantage I, LLC	4.75	3.03
TAL Advantage III, LLC	4.75	3.00
TAL Advantage V, LLC	4.75	3.00
As of September 30, 2015, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.7 billion. Outstanding debt on the remaining facilities of $0.5 billion have various other debt covenants, all of which the Company is in compliance with as of September 30, 2015.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow
The following table sets forth certain cash flow information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$312,226	$301,654
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(561,687)	$(547,555)
Proceeds from sale of equipment, net of selling costs	95,556	117,351
Cash collections on finance lease receivables, net of income earned	32,051	36,269
Other	(35)	(108)
Net cash (used in) investing activities	$(434,115)	$(394,043)
Net cash provided by financing activities	$109,574	$96,947
Operating Activities
Net cash provided by operating activities increased by $10.5 million to $312.2 million in the nine months ended September 30, 2015, compared to $301.7 million in the same period in 2014. The majority of this increase is comprised of the following:

•	Earnings excluding non-cash expenses increased operating cash flows by $0.8 million.

•	Our net collections from customers in 2015 were higher than 2014 by $15.1 million.

•
In 2014, we received net payments of $7.4 million to terminate certain interest rate swaps and replaced them with new interest rate swap contracts that have a longer duration. In 2015, we had no such terminations. This resulted in a decrease in operating cash flows of $7.4 million.

Investing Activities
Net cash used in investing activities increased by $40.1 million to $434.1 million in the nine months ended September 30, 2015, compared to $394.0 million in the same period in 2014. This increase was primarily due to an increase in the purchase of leasing equipment of $14.1 million related to payments for equipment ordered at the end of 2014, but paid for in 2015. In addition, we had lower proceeds from the sale of equipment of $21.8 million due to lower selling prices on equipment sold and a decrease in cash collections on finance lease receivables of $4.2 million due to a smaller portfolio.
Financing Activities
In the nine months ended September 30, 2015, cash flows provided by financing activities increased by $12.7 million to $109.6 million, compared to $96.9 million in the same period in 2014. This increase was primarily due to an increase of $2.6 million in net borrowings under our various debt facilities, a decrease of $4.8 million of restricted cash requirements, a decrease in purchases of treasury stock of $3.2 million, and a decrease in dividends paid on common stock of $1.6 million.

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
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2015:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2015	2016	2017	2018	2019 and thereafter
	(dollars in millions)
Principal debt obligations	$3,148.8	$84.2	$309.4	$284.7	$662.0	$1,808.5
Interest on debt obligations(1)	504.2	25.7	97.6	90.4	79.2	211.3
Capital lease obligations(2)	78.7	12.2	29.9	18.8	17.8	—
Operating leases (mainly facilities)	6.3	0.4	1.7	1.2	1.1	1.9
Purchase obligations:
Equipment purchases payable	12.6	12.6	—	—	—	—
Equipment purchase commitments	4.2	4.2	—	—	—	—
Total contractual obligations	$3,754.8	$139.3	$438.6	$395.1	$760.1	$2,021.7
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on September 30, 2015 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities which are often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of September 30, 2015, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$1,135 Million	2.00%	6.8 years
For the three months ended September 30, 2015 and 2014, we recognized unrealized losses of $34.6 million and unrealized losses of $1.6 million, and for the nine months ended September 30, 2015 and 2014, we recognized unrealized losses of $39.0 million and unrealized losses of $25.1 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three and nine months ended September 30, 2015 and 2014 as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (gain) on interest rate swaps	$0.7	$(0.5)	$1.0	$0.4
Since 61% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $6.6 million in interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On October 28, 2015 TAL’s Board of Directors authorized the repurchase of shares of common stock with an aggregate value of up to $150 million. This repurchase program replaces the February 11, 2015 and March 13, 2006 share repurchase programs which were terminated. Repurchases may be made from time to time at TAL's discretion, based on ongoing assessments of the capital needs of the business, the market price of TAL's common stock and general market and other conditions. No time limit was set for the completion of the repurchase program. In the first quarter of 2015, TAL repurchased 81,915 shares at an average price of $41.40. TAL had no repurchases of shares during the second and third quarters of 2015.

Stock repurchases under the program may be made through open market and/or privately negotiated transactions at such times and in such amounts as our management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, restrictions regarding a repurchase program included in our credit facilities and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice.

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

TAL International Group, Inc.

November 3, 2015	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)