Form 10-K
period 2015-12-31
TAL International Group, Inc.
filed 2016-02-29
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 30, 2015 was approximately $1,031.8 million.
As of February 23, 2016, there were 33,395,291 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14
The information required by Item 10, 11, 12, 13, and 14, are incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

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

Business Segments

        We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•
Equipment leasing - We own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties. The Equipment leasing segment contributed 97.6%, 96.7%, and 96.1% of the sum of our Total leasing revenue, Trading margin, and Net (loss) gain on sale of leasing equipment for the years ended December 31, 2015, 2014, and 2013, respectively.

•
Equipment trading - We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. The Equipment trading segment contributed 2.4%, 3.3%, and 3.9% of the sum of our Total leasing revenue, Trading margin, and Net gain on sale of leasing equipment for the years ended December 31, 2015, 2014, and 2013, respectively.

 Certain financial information for each of our business segments is incorporated by reference to Note 7 "Segment and Geographic Information," to the Consolidated Financial Statements contained in Item 15 of this report.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 230 third-party container depot facilities in 40 countries as of December 31, 2015. Our customers are among the world's largest shipping lines and include, among others, CMA CGM, NYK Line, Mitsui O.S.K., Hapag-Lloyd, and Mediterranean Shipping Company.

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

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipment contents and handling, and return the equipment to specified drop-off locations. The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2015:

Lease Portfolio	December 31, 2015
Long-term leases	68.7%
Finance leases	7.7
Service leases	15.7
Expired long-term leases (units on-hire)	7.9
Total	100.0%

        As of December 31, 2015, our long-term and finance leases had an average remaining lease term of 42 months.

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

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments. Over the last five years, we have sold an average of approximately 32,000 twenty-foot equivalent units (TEU) per year of containers purchased for resale.

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

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies ("Clarkson"), worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.1% from 1991 to 2015. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 3.4% CAGR from 2011 to 2015, due to weak economic growth in many developed countries.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 18.1 million TEU, or approximately 48% of the total worldwide container fleet of 38.0 million TEU, as of the end of 2015.

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

Operations

        We operate our business through 17 offices located in 11 different countries as of December 31, 2015. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters are located in Purchase, New York, USA.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2015, 68.7% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2015, 7.9% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from twelve months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2015, 15.7% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 37 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases typically have lease terms ranging from four to eight years. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2015, approximately 7.7% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2015, our long-term and finance leases had an average remaining duration of 42 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

        Depot Management.    As of December 31, 2015, we managed our equipment fleet through approximately 230 third-party owned and operated depot facilities located in 40 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

        We have sold approximately 94,000 TEU per year of our owned and managed used containers on average over the last five years. The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs. Over the last five years, we have sold an average of approximately 32,000 TEU per year of containers purchased for resale.

Management Services

        Approximately 1.0% of our fleet is managed for third-party owners. We receive a specified percentage of the net revenue generated by our managed containers in return for our management services. If operating expenses were to exceed revenues, the owners are obligated to pay the excess or we may deduct the excess, including our management fee, from future net revenues. We typically receive a commission for selling managed containers, though in some cases, we are compensated for sales through a percentage sharing of sale proceeds over an agreed upon floor amount. Typically, the terms of the management agreements are 10 to 12 years from the acceptance dates of containers under the agreement.

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

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC's (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that R134A and 404A usage in intermodal containers may be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

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

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although our twenty largest customers account for 82% of our leasing revenues. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 55% of our leasing revenues in 2015. Our largest customer is CMA CGM, which accounted for 16%, 16%, and 17% of our leasing revenues in 2015, 2014, and 2013, respectively. NYK Line accounted for 12% of our leasing revenues in 2015. No other customer exceeded 10% of our leasing revenues in 2015, 2014, and 2013. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Employees

        As of December 31, 2015, we employed 174 people in 17 offices, in 11 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A.  RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties noted throughout this report, including those discussed below, which may affect the value of our securities. In addition to the risks discussed below, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect our business, financial condition and results of operations, perhaps materially. You should carefully consider the risks and uncertainties described below and elsewhere in this report. Some statements in our risk factors constitute forward looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this report.

Risk Factors Relating to TAL

Market conditions are very weak due to a combination of factors, including significant declines in steel prices, new container prices, and used container prices, and slower trade growth, all of which have led to much lower demand for containers.

Market conditions are unusually weak and such weakness is accelerating due to a combination of factors which have significantly reduced TAL’s profitability. There has been an overall decline in worldwide commodity prices, and in particular, steel prices, which have declined approximately 40% from October 2014 through December 2015. Quarter to quarter world containerized trade growth decelerated significantly during 2015 as compared to the respective quarterly periods of 2014. The decline in steel prices, along with slower trade growth that has resulted in a reduced demand for containers, has contributed to a significant decline in the price of new containers, which along with low interest rates, has resulted in market lease rates reaching historically low levels. In addition, TAL has a large number of historically high rate leases that are expiring from 2016 through 2020 and those that have expired or been renegotiated have been re-priced at today’s historically low lease rates. Used equipment is being sold at substantially lower prices, resulting in losses on the sale of equipment. All of the above factors are contributing to the pressure on TAL’s profitability, and these current conditions are expected to continue. If these trends continue, TAL’s profitability will decline further, which could limit the availability of its liquidity and capital resources and therefore constrain its ability to invest in additional containers, pay dividends or repurchase its common shares.

Market lease rates are currently historically very low. As a result, TAL’s profitability may decline due to reduced returns on new investments and reduced profitability on existing containers as leases expire and lease rates are re-priced.

Market leasing rates decreased significantly from 2012 through 2015 due to a substantial decrease in new container prices, widely available low-cost financing for leasing companies and aggressive competition. This decrease in market leasing rates has negatively impacted the expected investment returns on our new container investments and it is reducing the profitability of the existing containers in our fleet as existing leases expire and are re-priced. From 2012 to 2015, the average lease rate in our fleet decreased 11.5% on a CEU basis. If market lease rates remain near their current low level for an extended period of time, we expect the decrease in our average lease rates to accelerate in 2016 and 2017 and have a substantial negative impact on our profitability.

The size of our owned fleet increased significantly from 2010 to 2011 due to our large purchases of new equipment and investments in sale-leaseback transactions. Many of the containers purchased in those years were purchased at relatively high prices and leased out at lease rates well above our portfolio average. As a result, the high level of procurement from 2010 through 2011 has created a concentration of leases with historically high leasing rates that began expiring in 2015 and will continue to expire through 2020. If container prices and market leasing rates remain near their current level for an extended period of time, we could be forced to re-lease those containers at significantly reduced lease rates. We estimate that the average current market leasing rates for new containers placed on long-term leases are approximately 55% lower than the average lease rates for containers purchased during 2010 and 2011. We also estimate that our annual leasing revenue would decrease by $1.7 million for each 1% reduction in the average lease rates on the containers purchased in 2010 and 2011.

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

As a result, during periods of weak global economic activity, container lessors like TAL typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

        For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and our profitability would have decreased further if trade activity did not start to recover at the end of 2009. In 2015, TAL’s operating performance and profitability was also negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreasing utilization, decreases in our lease rental revenue, decreased used container sales prices, and higher operating costs. These conditions have continued, and to some degree accelerated, in the first two months of 2016. If these trends continue, TAL’s profitability will be negatively affected, which could constrain its ability to invest in additional containers, pay dividends or repurchase its common shares.

        Other general factors affecting demand for leased containers, container utilization and per diem rental rates include:

•	the available supply and prices of new and used containers;

•	changes in economic conditions, the operating efficiency of our customers and competitive pressures in the shipping industry;

•	the availability and terms of equipment financing for our customers;

•	fluctuations in interest rates and foreign currency values;

•	import/export tariffs and restrictions;

•	customs procedures;

•	foreign exchange controls; and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.

        Any of the aforementioned factors may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lease rates may still decrease further due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

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

        A decrease in market leasing rates negatively impacts the leasing rates on both our new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates are currently significantly below our portfolio average. As a result, during periods of low market lease rates, including the present period, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well, and more significantly by, the turnover of existing containers from leases with higher lease rates to leases with lower lease rates.

TAL faces risks associated with re-leasing containers after their initial fixed-term leases.

TAL’s containers have an economic useful life of approximately 13 to 15 years from the date a container was or is first leased to a customer. However, we may not lease containers for their full useful lives. When we purchase newly-produced containers, we may lease them out under fixed-term leases with contractual terms of one to five years at a lease rate that is, among other things, correlated to the price paid for the container. When these leases expire or are terminated, it may not be possible to re-lease these containers at rates that provide a reasonable economic return, or at all. If prevailing container lease rates decline significantly between the time a container is initially leased out and when its initial fixed-term lease expires, or if overall demand for containers declines, we may have to accept lower lease rates or experience a delay in re-leasing these containers, which could materially adversely affect our business, financial condition and results of operations.

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.

        Our containers and chassis are leased to numerous customers. Lease rentals and other charges, as well as indemnification for damage to or loss of our equipment, are payable under the leases and other arrangements by the lessees. Inherent in the nature of the leases and other arrangements for use of the equipment is the risk that once the lease is consummated, we may not receive, or may experience delay in receipt of all of the amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt. In addition, not all of TAL’s customers provide detailed financial information regarding their operations. As a result, customer credit risk is in part assessed on the basis of their reputation in the market, and there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could incur financial difficulties, or otherwise have difficulty making payments to us when due, for any number of factors that may be beyond our control and which we may be unable to anticipate.

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

        We believe that the risk of large lessee defaults remains elevated. Persistent excess vessel capacity has led to very low ocean freight rates which has resulted in, for certain carriers, large financial losses over the last several years. Over the next several years, new vessel deliveries are anticipated to remain at a high level. As a result, we expect excess vessel capacity to persist for several more years and expect the financial performance of our customers to remain under pressure.

        Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, in accordance with GAAP, we do not maintain a general equipment reserve for equipment on-hire under operating leases to performing customers. As a result, any major customer default could have a significant impact on our profitability upon such default. Such a default could also have a material adverse effect on our business condition and financial prospects.

Our customer base is highly concentrated. A default from any large customer, and especially our largest customer, could have a material adverse effect on our business, financial condition and future prospects. In addition, a significant reduction in leasing business from any of our large customers could have a material adverse impact on demand for our containers and our financial performance.

        Our five largest customers represented approximately 55% of our leasing revenues in 2015, with our single largest customer, CMA CGM, representing 16% of our leasing revenues and our second largest customer, NYK Line, representing 12% of our leasing revenues in 2015. No other customer exceeded 10% of our leasing revenues. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

        Given the high concentration of TAL’s customer base, a default by any of its largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, the loss or significant reduction in orders from any of TAL’s major customers could materially reduce the demand for its containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

Used container sales prices have decreased and may decrease further, leading to lower gains or losses on the disposal of our equipment.

        Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned by customers upon lease expiration. The volatility of the selling prices and gains or losses from the disposal of such equipment can be very significant. Used container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for containers, the location of the containers, the supply and demand balance for used containers at a particular location, the physical condition of the container, refurbishment needs, materials and labor costs and obsolescence of certain equipment or technology. Most of these factors are outside of our control.

        Containers are typically sold if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location, and physical condition of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

        Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over the last fifteen years.

        Selling prices for used containers and our disposal gains were exceptionally high from 2010 to 2012 due to a generally tight global supply and demand balance for containers. Since then, used container prices have declined. If disposal prices remain at the current low level or decrease further, it will have a significantly negative impact on TAL’s financial performance and cash flow. This could constrain TAL’s ability to invest in additional containers, pay dividends or repurchase its common shares.

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

Abrupt changes in sales prices on equipment purchased for resale could negatively affect our equipment trading margins.

        We purchase and sell containers opportunistically as part of our equipment trading segment. We purchase equipment for resale on the premise that we will be able to sell this inventory in a relatively short time frame. If sales prices rapidly deteriorate and we are holding a large inventory of equipment that was purchased when prices for equipment were higher, then our gross margins could decline or become negative.

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased positioning costs and lower growth.

        We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the decisions of our customers are outside of our control.

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

        Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. The highly competitive nature of our industry may reduce lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

The demand for leased containers is particularly tied to international trade. If international trade were to decrease, it could reduce demand for container leasing, which would materially adversely affect TAL’s business, financial condition and results of operations.

A substantial portion of TAL’s containers are used in trade involving goods being shipped from exporting countries (e.g., China and other Asian countries) to importing countries (e.g., the United States or European nations). The willingness and ability of international consumers to purchase foreign goods is dependent upon political support for an absence of government-imposed barriers to international trade in goods and services. For example, international consumer demand for foreign goods is related to price; if the price differential between foreign goods and domestically-produced goods were to decrease due to increased tariffs on foreign goods, strengthening in the applicable foreign currencies relative to domestic currencies, rising foreign wages, increasing input or energy costs or other factors, then demand for foreign goods could decrease, which in turn could result in reduced demand for container leasing. A similar reduction in demand for container leasing could result from an increased use of quotas or other technical barriers to restrict trade. The current regime of relatively free trade may not continue, which would materially adversely affect TAL’s business, financial condition and results of operations.

If we are unable to finance capital expenditures, our business and growth plans will be adversely affected.

We make capital investments to, among other things, maintain and expand the size of our container fleet as market conditions allow. We have relied heavily on debt financing to help us fund our new container investments. During the financial crisis of 2008 and 2009, bank financing became much more difficult to obtain and the asset securitization market was not available to us. In the future, our bank financing and asset-backed financing capacity could decrease, our financing costs and interest rates could increase, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our bank financing, private placement financing and asset-backed financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed financing arrangements, including increased credit enhancements (such as lower advance rates) or required cash collateral and/or other liquid reserves; or (iv) changes in laws or regulations that negatively impact the terms on which the banks or other creditors may finance us or any of our asset-backed financing arrangements. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, on a timely basis, or at all, such changes could have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.

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

        As of December 31, 2015, we had outstanding indebtedness of $3.2 billion under our asset backed securities, capital lease obligations and other debt facilities. Our interest and debt expense for the year ended December 31, 2015 was $118.3 million. As of December 31, 2015, our net debt (total debt plus equipment purchases payable less cash) to total revenue earning assets was 76%.

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	making it difficult for us to pay dividends on our common shares or repurchase our common shares;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors having less debt.

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

We will require a significant amount of cash to service and repay our outstanding indebtedness. This may limit our ability to fund future capital expenditures, pursue future business opportunities, make acquisitions or return cash to our shareholders.

        Our high level of indebtedness requires us to make large interest and principal payments. These debt service payments currently represent a significant portion of our cash flow, and if our operating cash flow decreases in the future, or if it becomes more difficult for us to arrange financing to refinance existing debt facilities or fund our new equipment purchases, we may be unable to service and repay our debt.

Additionally, TAL may not be able to refinance any of its indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flow. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales in certain ways.

If TAL is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, or if it otherwise fails to comply with the various covenants in the instruments governing its indebtedness, it could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under TAL’s debt facilities could elect to terminate their respective commitments thereunder, cease making further loans and institute foreclosure proceedings against its assets, and it could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our debt facilities to avoid being in default. If we breach our covenants under our debt facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our debt facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our asset backed securities, institutional notes, and other credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

        Our asset backed securities, institutional notes, and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or redeem or repurchase our shares;

•	issue additional capital stock of TAL and our subsidiaries;

•	make loans and investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with shareholders and affiliates;

•	cause our subsidiaries to make dividends, distributions and other payments to TAL; and

•	otherwise conduct necessary corporate activities.

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

        Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFC’s (which have been restricted since 1995), the European Union has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that beginning in 2025 R134A and 404A usage in intermodal containers will be banned, although the final decision has not been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

        Also, the foam insulation in the walls of intermodal refrigerated containers requires the use of a blowing agent that contains hydrochlorofluorocarbons (CFC’s, specifically HCFC-141b). Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process. In accordance with the Montreal Protocol on Substances that Deplete the Ozone Layer, the continued use of HCFC-141b in manufacturing is currently permitted. The European Union (“EU”) prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (“EU regulation”). However, the European Commission has recognized that notwithstanding its regulation, under international conventions governing free movement of intermodal containers, the use of such intermodal refrigerated containers admitted into EU countries on temporary customs admission should be permitted. Each country in the EU has its own individual and different regulations to implement the EU regulation. TAL has procedures in place that we believe comply with the EU and country regulations. However, if such intermodal refrigerated containers exceed its temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if TAL’s procedures are deemed not to comply with EU or a country’s regulation, TAL could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, TAL could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

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

        While almost all of our lease agreements are governed by New York law and provide for the non-exclusive jurisdiction of the courts located in the state of New York, our ability to enforce the lessees’ obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and even more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. Additionally, even if we are successful in obtaining judgments against defaulting customers, these customers may have limited owned assets and/or heavily encumbered assets and the collection and enforcements of a monetary judgment against them may be unsuccessful. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted. As more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our containers.

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

        Effective October 1, 2012, we further increased the estimated residual values used in our depreciation calculations for several of our container types from the last increase made in the fourth quarter of 2010. If, in the future, we experience weak demand for these specific container types the amount of a potential impairment charge would be higher than if we had not increased our residual estimates.

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

        When lessees return equipment to locations where supply exceeds demand, containers are routinely repositioned to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand.

        We currently seek to limit the number of containers that can be returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and our current contracts will not provide much protection against positioning costs if ports that we expect to be strong demand ports turn out to be surplus container ports when the equipment is returned to such ports upon lease expiration. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that we currently consider to be high demand locations and where our leases typically allow large numbers of containers to be returned to us.

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

        We are dependent on third party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, local communities are considering increasing restrictions on the depot operations which may increase their costs and in some cases force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. This could require us to enter into higher-cost storage agreements with third-party depot operators in order to accommodate our customers’ turn-in requirements and could result in increased costs and expenses for us. If these changes affect a large number of our depots it could significantly increase the cost of maintaining and storing our off-hire containers.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform their functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

        The efficient operation of our business is highly dependent on our information technology systems including our equipment tracking and billing system and our customer interface system. For example, these systems allow customers to place pick-up and drop-off orders on the Internet, view current inventory and check contractual terms in effect with respect to any given container lease agreement. We correspondingly rely on such information systems to track transactions, such as container pick-ups and drop-offs, repairs, and to bill our customers for the use and damage to our equipment. We also use the information provided by these systems in our day-to-day business in order to effectively manage our lease portfolio and improve customer service. The failure of these systems to perform as we anticipate could limit our ability to bill customers for the use of our containers, disrupt our business and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.

Security breaches and other disruptions could compromise TAL’s information technology systems and expose us to liability, which could cause its business and reputation to suffer.

In the ordinary course of its business, TAL will collect and store sensitive data on its systems and networks, including TAL’s proprietary business information and that of its customers and suppliers, and personally identifiable information of its customers and employees. The secure storage, processing, maintenance and transmission of this information is critical to TAL’s operations. Despite the security measures it employs, TAL’s information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to its operations, damage to its reputation and/or loss of competitive position.

TAL may not be able to protect its intellectual property rights, which could materially affect TAL’s business.

TAL’s ability to obtain, protect and enforce its intellectual property rights is subject to general litigation risks, as well as the uncertainty as to the registrability, validity and enforceability of its intellectual property rights in each applicable country. TAL relies on its trademarks to distinguish its services from the services of competitors, and has registered or applied to register a number of these trademarks. However, TAL’s trademark applications may not be approved. Third parties may also oppose TAL’s trademark applications or otherwise challenge TAL’s ownership or use of trademarks. In the event that TAL’s trademarks are successfully challenged, TAL could be forced to rebrand its products, which could result in loss of brand recognition and could require TAL to devote resources to advertising and marketing of these new brands. Additionally, from time to time, third parties adopt or use names similar to TAL’s, thereby impeding TAL’s ability to build brand identity and possibly leading to consumer confusion or to dilution of TAL’s trademarks. TAL may not have sufficient resources or desire to defend or enforce its intellectual property rights, and even if TAL seeks to enforce them, there is no guarantee that it will be able to prevent such third-party uses. Furthermore, such enforcement efforts may be expensive, time consuming and could divert management’s attention from managing TAL’s business.

TAL may be subject to claims by others that TAL is infringing on their intellectual property rights, which could harm TAL’s business and negatively impact TAL’s results of operations.

Third parties may assert claims that TAL infringes their intellectual property rights and these claims, with or without merit, could be time-consuming to litigate, cause TAL to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may prevent the marketing and selling of TAL’s services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, TAL may enter into licensing agreements with restrictive terms or significant fees, stop selling or redesign affected services, or pay damages to satisfy contractual obligations to others. If TAL does not resolve these claims in advance of a trial, there is no guarantee that TAL will be successful in court. These outcomes may have a material adverse impact on TAL’s operating results and financial condition.

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

        We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations;

•	difficulty in registering intellectual property or inadequate intellectual property protection in foreign jurisdictions; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect TAL’s reported operating results.

GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on TAL’s reported results and may even affect TAL’s reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may materially adversely affect TAL’s reported financial results or the way in which TAL conducts its business.

For example, in May 2013, the FASB and the International Accounting Standards Board issued an exposure draft on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both customers and lessors, replacing the existing concepts of operating and capital leases with models based on “right-of-use” concepts. Some customers find leasing attractive because under current GAAP they are not required to include the value (and associated liabilities) of containers leased under operating leases on their balance sheets, thus improving certain financial metrics. If there are future changes in GAAP with regard to how TAL and its customers must account for leases, it could change the way TAL and its customers conduct their businesses, including eliminating for customers the financial statement benefit of entering into operating leases, which could have an adverse effect on TAL’s business.

In addition, in May 2014, the FASB issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which entities will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, TAL will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when performance obligations have been satisfied. The final revenue recognition standard is expected to take effect for TAL in 2017. See “Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements.”

Because of TAL’s significant international operations, it could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption and anti-bribery laws and regulations.

TAL operates on a global basis, with the vast majority of its revenue generated from leasing its containers to lessees for use in international trade. TAL is also dependent on third-party depot operators to repair and store its containers in port locations throughout the world. TAL’s business operations are subject to anti-corruption and anti-bribery laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the United Kingdom Bribery Act of 2010 (the “U.K. Bribery Act”). The FCPA, the U.K. Bribery Act and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. TAL’s internal controls and procedures are designed to ensure that it complies with anti-corruption and anti-bribery laws, rules and regulations and helps mitigate and protect against corruption risks. Any determination of a violation or an investigation into violations of the FCPA or the U.K. Bribery Act or similar anticorruption and anti-bribery laws could have a material and adverse effect on its business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse effect on TAL’s business, results of operations or financial condition. TAL may be unable to ensure that its agents and/or customers comply with applicable sanctions and export control laws.

TAL faces several risks inherent in conducting its business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State and the U.S. Department of Commerce. TAL must also comply with all applicable export control laws and regulations of the United States (including but not limited to the U.S. Export Administration Regulations) and other countries. Any determination of a violation or an investigation into violations of export controls or economic sanctions laws and regulations could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially affect TAL’s business, results of operations or financial condition.

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

        Terrorist attacks may negatively affect our operations and profitability. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports our containers come in and out of, depots, our physical facilities or those of our suppliers or customers and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

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

        We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. We have not yet experienced any such claims, although we cannot assure that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. In addition, TAL will typically require its customers to provide it with indemnity against certain losses; however, such insurance or indemnities may not fully protect us against damages arising from environmental damage.

Adverse changes in U.S. tax rules or a reduction in our level of continuing investment in the U. S. could negatively impact our income tax provision or future cash tax payments.

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

TAL’s operations could be affected by natural or man-made events in the locations in which TAL or its customers or suppliers operate.

TAL will have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt its operations. In addition, its suppliers and customers also have operations in such locations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in material damage to the Japanese economy. In 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of TAL’s containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent its containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where TAL has business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.

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

Labor activism and unrest, or failure to maintain satisfactory labor relations, could adversely affect TAL’s business, financial condition and results of operations.

Labor activism and unrest could materially adversely affect TAL’s operations and thereby materially adversely affect its financial condition and prospects. TAL may experience labor unrest, activism, disputes or actions in the future, some of which may be significant and could materially adversely affect TAL’s business, financial condition and results of operations.

The price of our common stock may be highly volatile and may decline regardless of our operating performance.

        The trading price of our common shares is likely to be subject to wide fluctuations. Factors affecting the trading price of our common shares may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public’s response to our press releases, other public announcements and filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common shares by us and our directors, officers and significant shareholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy and share repurchase programs;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	our failure to timely address changing customer preferences;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

If securities analysts do not publish research or reports about our business or if they downgrade our shares, the price of our common shares could decline.

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

Our failure to comply with required public company corporate governance and financial reporting practices and regulations could materially and adversely impact our financial condition, operating results and the price of our common shares. Further, our internal controls over financial reporting may not detect all errors or omissions in the financial statements.

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

The Sarbanes Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. We can also be subject to sanctions or investigations by the New York Stock Exchange, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.

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

Changes in laws and regulations could adversely affect TAL’s business.

All aspects of TAL’s business, including leasing, pricing, sales, litigation and intellectual property rights, will be subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations, as well as the laws and regulations of foreign jurisdictions, could have a material adverse effect on TAL’s businesses.

We may decide to pursue acquisitions and joint ventures that may present unforeseen integration obstacles or costs.

        We may selectively pursue acquisitions and joint ventures, which could involve a number of risks and present financial, managerial and operational challenges, including:

•	dilution of shareholders’ ownership interest of TAL if new shares are issued to fund an acquisition;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

        In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

Risk Factors Relating to the Proposed Mergers involving TAL and Triton Container International Limited (“Triton”) forming Triton International Limited (“Holdco”)
On November 9, 2015, TAL and Triton Container International Limited (“Triton”) announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, upon the closing of the transaction, TAL and Triton will be merged with subsidiaries of a newly-formed holding company Triton International Limited (“Holdco”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL shareholders will receive one common share of Triton International for each share of TAL stock owned. TAL shareholders are expected to receive a special dividend of $0.54 per share upon closing of the transaction, assuming the transaction closes in the second quarter of 2016. The transaction is subject to the approval of TAL’s shareholders. A special meeting of TAL shareholders is anticipated to be held in the second quarter of 2016.

TAL shareholders cannot be sure of the market value of the Holdco common shares to be issued upon completion of the mergers.

TAL shareholders will receive a fixed number of Holdco common shares in the mergers rather than a number of shares with a particular fixed market value. The market value of TAL common stock at the time of the mergers may vary significantly from its price on the date the Transaction Agreement was executed, the date that the proxy statement/prospectus for TAL shareholders relating to the transaction is declared effective by the SEC, the date hereof, or the date on which TAL shareholders vote on the adoption of the Transaction Agreement. Because the TAL exchange ratio will not be adjusted to reflect any changes in the market price of TAL common stock, the market value of the Holdco common shares issued in the mergers and the TAL common stock surrendered in the mergers may be higher or lower than the values of these shares on earlier dates. One hundred percent (100%) of the TAL merger consideration to be received by TAL shareholders will be Holdco common shares.

Changes in the market prices of TAL, and after the completion of the proposed mergers, Holdco common stock, may result from a variety of factors that are beyond the control of TAL, including changes in its business, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the mergers, the likelihood that the mergers will be completed, and general and industry-specific market and economic conditions might also have an effect on the market price of TAL and Holdco common stock. Changes in the market price of TAL and Holdco common stock might also be caused by fluctuations and developments affecting domestic and global securities markets.

The market value of TAL common stock may vary significantly from its price on the date the Transaction Agreement was executed and from the date of this Form 10-K to the date of the completion of the mergers. TAL shareholders are urged to obtain up-to-date prices for the TAL common stock. There is no assurance that the mergers will be completed, that there will not be a delay in the completion of the mergers or that all or any of the anticipated benefits of the mergers will be realized.

Additionally, there is no assurance that Holdco will be able to pay its previously planned annual dividend of $1.80 per share or its previously planned repurchase of $250 million of its common shares following the consummation of the mergers, particularly if difficult industry conditions continue. See Holdco’s Form S-4/A sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Triton - Industry Trends Affecting Our Results of Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Triton - Utilization” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Triton - Liquidity and Capital Resources”, filed with the U. S. Securities and Exchange Commission.

Actions taken under the antitrust laws may prevent or delay completion of the mergers or reduce the anticipated benefits of the mergers or may require changes to the structure or terms of the mergers.

At any time before or after the mergers are consummated, notwithstanding the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR Act”), the receipt of approvals from the German Federal Cartel Office (“FCO”) and the Korean Fair Trade Commission (“KFTC”), any of the Department of Justice (“DOJ”), the Federal Trade Commission (“FTC”) or U.S. state attorneys general could take action under the antitrust laws in opposition to the mergers, including seeking to enjoin completion of the mergers, condition completion of the mergers upon the divestiture of assets of Triton, TAL or their subsidiaries or impose restrictions on Holdco’s post-merger operations. These could negatively affect the business, financial condition and results of operations of the combined company following completion of the mergers. Any such requirements or restrictions may prevent or delay completion of the mergers or may reduce the anticipated benefits of the mergers, which could also have a material adverse effect on the combined company’s business, financial condition and results of operations. Additionally, TAL and Triton have agreed to take certain actions, conditioned on the closing, and may take other actions that TAL or Triton determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the end date, of certain conditions to the closing of the mergers relating to regulatory approvals. Certain of these actions may be taken after receipt of the approval of the shareholders of TAL and it is not currently contemplated that any such shareholder approval would be re-solicited in the event that any of these actions are taken after the TAL special meeting.

Failure to successfully combine the businesses of TAL and Triton in the expected time frame may adversely affect Holdco’s future results.

The success of the mergers will depend, in part, on Holdco’s ability to realize the anticipated benefits from combining the businesses of TAL and Triton as further described in Holdco’s Form S-4/A in the section titled “the Mergers- TAL’s Reasons for the Mergers”, filed with the U. S. Securities and Exchange Commission. To realize these anticipated benefits, the businesses of TAL and Triton must be successfully combined. Historically, TAL and Triton have been independent companies, and they will continue to be operated as such until the completion of the mergers. The management of Holdco may face significant challenges in consolidating the functions of TAL and Triton, integrating their respective technologies, organizations, procedures, policies and operations, retaining key personnel, as well as addressing the different business cultures at the two companies. If the combined company is not successfully integrated, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the mergers may also disrupt each company’s ongoing businesses and/or adversely affect TAL’s or Triton’s relationships with employees, regulators and others with whom they have business or other dealings.

TAL and Triton will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers on employees and customers may have an adverse effect on TAL or Triton and consequently on the combined company. These uncertainties may impair TAL’s or Triton’s ability to retain and motivate key personnel and could cause customers and others that deal with TAL or Triton to defer entering into contracts with TAL or Triton or making other decisions concerning TAL or Triton or seek to change existing business relationships with TAL or Triton. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the mergers, TAL’s and Triton’s businesses could be harmed. In addition, the Transaction Agreement restricts TAL and Triton from making certain acquisitions and taking other specified actions until the mergers occur without the consent of the other party. These restrictions may prevent TAL and Triton from pursuing attractive business opportunities that may arise prior to the completion of the mergers. See Holdco’s Form S-4/A in the section titled “The Transaction Agreement - Covenants and Agreements” filed with the U. S. Securities and Exchange Commission for a description of the restrictive covenants applicable to TAL and Triton.

The Transaction Agreement limits TAL’s and Triton’s ability to pursue alternatives to the mergers.

Each of TAL and Triton has agreed that it will not solicit, initiate, knowingly encourage or facilitate inquiries or proposals or engage in discussions or negotiations regarding takeover proposals, subject to limited exceptions, including that each of TAL and Triton may, in certain circumstances, take certain actions in the event TAL receives an unsolicited takeover proposal that constitutes a superior proposal or could reasonably be expected to lead to a superior proposal. Each party has also agreed that its Board of Directors will not change its recommendation to its shareholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the TAL shareholder approval, the TAL Board may make a change in recommendation: (i) in circumstances not involving or relating to a takeover proposal, if the TAL Board concludes in good faith, after consultation with its financial advisor and outside legal counsel, that the failure to take such action would be inconsistent with the exercise of its fiduciary duties to its shareholders under applicable laws; or (ii) in response to a TAL

Superior Proposal (as defined in the Transaction Agreement), if the TAL Board concludes that a failure to change its recommendation would be inconsistent with the exercise of its fiduciary duties to its shareholders under applicable law and, if requested by the other party, its representatives have negotiated in good faith with the other party regarding any revisions to the terms of the transactions contemplated by the Transaction Agreement proposed by the other party in response to such TAL Superior Proposal. Additionally, the Transaction Agreement provides that under specified circumstances, if the TAL Board determines that a TAL Acquisition Proposal (as defined in the Transaction Agreement) from a TAL Bidder could reasonably be expected to lead to a TAL Superior Proposal and engages in discussions with such TAL Bidder, the TAL shareholders meeting has not occurred, the Triton Board has determined in good faith, after consultation with its financial advisor and outside legal counsel, that a Triton Acquisition Proposal (as defined in the Transaction Agreement) constitutes or could reasonably be expected to lead to a Triton Superior Proposal (as defined in the Transaction Agreement) and, prior to providing any confidential information, Triton has entered into an Acceptable Triton Confidentiality Agreement (as defined in the Transaction Agreement), then Triton and its Board may engage in discussions or provide any confidential information in response to an unsolicited written Triton Acquisition Proposal. The Transaction Agreement also requires TAL to call, give notice of and hold a meeting of its shareholders for the purpose of obtaining the applicable shareholder approval. This special meeting requirement does not apply to TAL in the event that the Transaction Agreement is terminated in accordance with its terms. See Holdco’s Form S-4/A in the section titled “The Transaction Agreement - Covenants and Agreements - Shareholders Meetings and Duty to Recommend” as filed with the U. S. Securities and Exchange Commission. In addition, under specified circumstances, TAL may be required to pay a termination fee of $19,484,275 if the mergers are not consummated. See Holdco’s Form S-4/A in the section titled “The Transaction Agreement - Termination Fees; Expenses” as filed with the U.S. Securities and Exchange Commission for a description of the circumstances under which such termination fee is payable. Furthermore, upon adoption of the transaction agreement by the TAL shareholders at the TAL special meeting, the right of TAL to terminate the Transaction Agreement in response to a TAL Superior Proposal will terminate. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of TAL from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher price per share than that proposed in the mergers, or might result in a potential competing acquirer proposing to pay a lower price per share to acquire TAL than it might otherwise have been willing to pay.

Certain directors and executive officers of TAL may have interests in the mergers that are different from, or in addition to or in conflict with, TAL shareholders.

Executive officers of TAL negotiated the terms of the Transaction Agreement and the TAL Board approved the Transaction Agreement and unanimously recommends that TAL shareholders vote in favor of the proposal to adopt the Transaction Agreement. These directors and executive officers may have interests in the mergers that are different from, or in addition to or in conflict with, those of TAL shareholders. These interests include the continued employment of certain executive officers of TAL by Holdco, the continued positions of certain directors of TAL as directors of Holdco, and the indemnification of former TAL directors and TAL officers by Holdco and the surviving corporations. With respect to TAL executive officers, these interests also include the treatment in the TAL merger of restricted TAL shares held by executive officers and their participation in TAL’s executive severance and executive retention bonus plans. For a discussion of the interests of directors and executive officers in the mergers, see Holdco’s Form S-4/A in the section titled “The Mergers - Interests of TAL Officers and Directors in the Mergers” as filed with the U. S. Securities and Exchange Commission.

The Holdco common shares to be received by TAL shareholders as a result of the mergers will have different rights from shares of TAL common stock.

Following completion of the mergers, TAL shareholders will no longer be shareholders of TAL, but will instead become shareholders of Holdco. There will be important differences between the current rights of TAL shareholders and the rights of Holdco shareholders. See Holdco’s Form S-4/A in the section titled “Comparison of Shareholder Rights” as filed with the U. S. Securities and Exchange Commission for a discussion of the different rights associated with Holdco common shares and TAL common stock.

TAL shareholders will have a reduced ownership and voting interest after the mergers and will exercise less influence over management.

After the completion of the mergers, the TAL shareholders will own a smaller percentage of Holdco than they currently own of TAL. Upon completion of the mergers, it is anticipated that former Triton shareholders will hold approximately 55% and former TAL shareholders will hold approximately 45% of the shares of common stock of Holdco issued and outstanding immediately after the consummation of the mergers. Consequently, TAL shareholders, as a group, will have reduced ownership and voting power in the combined company compared to their ownership and voting power in TAL. In particular, TAL shareholders, as a group, will have less than a majority of the ownership and voting power of Holdco and, therefore, will be able to exercise less collective influence over the management and policies of Holdco than they currently exercise over the management and policies of TAL. Additionally, significant Triton shareholders will hold significant ownership stakes in Holdco and could, subject to the terms of the Sponsor Shareholders’ Agreements (as defined in the Transaction Agreement) with Holdco, have influence over the combined company.

Failure to complete the mergers could negatively impact the stock price, businesses and financial results of TAL.

If the mergers are not completed, the ongoing business of TAL may be adversely affected and TAL will be subject to several risks and consequences, including the following:

•
TAL may be required, under certain specified circumstances, to pay Triton a termination fee of $19,484,275 or to reimburse the documented, out-of-pocket fees, costs and expenses incurred by Triton, Holdco, the Merger Subs and their subsidiaries in connection with the Transaction Agreement and the transactions contemplated thereby (up to $3,500,000);

•
under the Transaction Agreement, TAL is subject to certain restrictions on the conduct of its business prior to completing the mergers which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the mergers may require substantial commitments of time and resources by TAL management, which could otherwise have been devoted to other opportunities that may have been beneficial to TAL as an independent company.

In addition, if the mergers are not completed, TAL may experience negative reactions from the financial markets and from its customers and employees. TAL also could be subject to litigation related to a failure to complete the mergers or to enforce its obligations under the Transaction Agreement. If the mergers are not consummated, TAL cannot assure its shareholders that the risks described will not materially affect the business, financial results and stock price of TAL.

TAL and Triton will incur significant transaction and merger-related transition costs in connection with the mergers.

TAL and Triton expect that they will incur significant, non-recurring costs in the range of $95 million to $110 million in connection with consummating the mergers and integrating the operations of both companies. These expected costs include:

•	an estimated $30 million to $40 million in severance costs;

•
approximately $35 million of costs to maintain employee morale and to retain key employees of which approximately $25 million is related to a retention plan established in connection with the acquisition of Triton in 2011 by Warburg Pincus and Vestar. As of September 30, 2015, $18.2 million related to the Triton 2011 retention plan has been accrued in Triton’s financial statements; and

•	an estimated $30 million to $35 million of fees and expenses relating to legal, accounting and other transaction and advisory fees associated with the mergers.

Some of these costs are payable regardless of whether the mergers are completed. Moreover, under certain specified circumstances, TAL may be required to pay a termination fee of $19,484,275 if the mergers are not consummated or to reimburse certain fees, costs and expenses incurred by Triton, Holdco, the Merger Subs and their subsidiaries in connection with the Transaction Agreement and the transactions contemplated thereby (up to $3,500,000). See Holdco’s Form S-4/A in the section titled “The Transaction Agreement - Termination Fees; Expenses” as filed with the U. S. Securities and Exchange Commission.

The unaudited pro forma combined financial information may not be indicative of what Holdco’s actual financial position or results of operations would have been.

The unaudited pro forma combined financial information (which was included in Holdco’s Form S-4/A filed with the U. S. Securities and Exchange Commission) is not necessarily indicative of what Holdco’s actual financial position or results of operations would have been had the mergers been completed on the dates indicated, nor is it indicative of the present operating results of TAL or Triton or the future operating results or financial position of Holdco. The actual financial condition and results of operations of Holdco following the mergers may not be consistent with, or evident from, these pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial statements may not prove to be accurate, and other factors may affect Holdco’s financial condition or results of operations following the mergers. Any potential decline in Holdco’s financial condition or results of operations may cause significant variations in the share price of Holdco. See Holdco’s Form S-4/A in the section titled “Unaudited Pro Forma Combined Financial Information” as filed with the U. S. Securities and Exchange Commission for more information.

TAL, Triton and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the mergers, and failure to do so could negatively affect the combined company.

For the mergers to be successful, during the period before the mergers are completed, both TAL and Triton must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining and motivating key employees following the completion of the mergers. Experienced employees in the industries in which TAL and Triton operate are in high demand and competition for their talents can be intense. Employees of both TAL and Triton may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the mergers may adversely affect the ability of TAL, Triton or, following completion of the mergers, the combined company, to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure by TAL, Triton or, following the completion of the mergers, the combined company, to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the mergers could have a negative impact on the business of TAL, Triton or the combined company.

If the mergers are not completed, TAL’s common stock could be materially adversely affected.

The mergers are subject to customary conditions to closing, including the approval of TAL’s shareholders. In addition, TAL and Triton may terminate the Transaction Agreement under certain circumstances. If TAL and Triton do not complete the mergers, the market price of TAL’s common stock may fluctuate to the extent that the current market price of those shares reflects a market assumption that the mergers will be completed. Further, whether or not the mergers are completed, TAL and Triton will also be obligated to pay certain investment banking, legal and accounting fees and related expenses in connection with the mergers, which could negatively impact results of operations when incurred. If the mergers are not completed, TAL cannot assure its shareholders that additional risks will not materialize or not materially adversely affect the business, results of operations and stock price.

The termination fee contained in the Transaction Agreement may discourage other companies from trying to acquire TAL.

TAL has agreed to pay a termination fee of $19,484,275 to Triton if, under certain circumstances, the Transaction Agreement is terminated and a competing offer is accepted by TAL. This fee could discourage other companies from trying to acquire TAL.

The opinion rendered by Merrill Lynch, Pierce, Fenner & Smith Incorporated to the TAL Board will not reflect changes in circumstances between signing the Transaction Agreement and the closing of the mergers.

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”) rendered an opinion to the TAL Board, dated November 9, 2015, to the effect that, as of that date and based on and subject to the assumptions made, procedures followed, factors considered and limitations and qualifications described in the written opinion, the TAL exchange ratio (taking into account the Triton merger) was fair, from a financial point of view, to holders of TAL common stock. The BofA Merrill Lynch opinion does not speak as of the time the mergers will be completed or as of any date other than the date of such opinion. Because the TAL Board does not anticipate asking BofA Merrill Lynch to update its opinion, the TAL Board will not receive an opinion to the fairness from a financial point of view of the TAL exchange ratio (taking into account the Triton Merger) to TAL as of any time other than November 9, 2015. Subsequent changes in the operations and prospects of TAL or Triton, general market and economic conditions and other factors (including the continued deterioration of market conditions in the container leasing industry), on which the BofA Merrill Lynch opinion was in part based, may significantly alter the value of TAL or Triton, the market price of shares of TAL’s common stock or the relative value of TAL and Triton by the time the mergers are completed. See Holdco’s Form S-4/A in the section titled “The Mergers - Opinion of TAL’s Financial Advisor” as filed with the U. S. Securities and Exchange Commission.

Risk Factors Relating to Holdco after Completion of the Mergers

All related "Risk Factors related to TAL" discussed above are also included in the Risk Factors related to Holdco after the completion of the mergers.

Holdco may be unable to successfully integrate Triton’s and TAL’s operations.

The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include integrating personnel, departments, systems, operating procedures, office infrastructures and information technologies and retaining key employees. Failures in integrating operations or the loss of key personnel could have a material adverse effect on the business and results of operations of the combined company. For example, the failure to properly transfer data and information to the selected information systems from the discontinued information systems or the failure of the systems to handle the additional data and larger volume of transactions or to perform as anticipated could limit our ability to bill customers for the use of our containers, disrupt our business and cause our relationships with customers to suffer.

Holdco’s relatively greater size may make it more difficult for Holdco to sell its used containers.

Holdco’s relatively greater size in the container leasing industry may result in purchasers of used intermodal containers shifting their business to other potential sellers of used containers as such purchasers seek to diversify the parties from which they effect such purchases or placing additional competitive pressure on the price at which Holdco is able to sell its used containers, particularly when the market environment for sales of used containers is weak, each of which could result in a material decrease in the used container disposition proceeds that Holdco realizes relative to the historical used container disposition proceeds realized by TAL and Triton.

Increases in the cost of or the lack of availability of insurance could increase Holdco's risk exposure and reduce its profitability.

        Holdco will obtain director and officer liability insurance at the time of the closing of the mergers. Potential new accounting standards and new corporate governance regulations may make it more difficult and more expensive for Holdco to obtain director and officer liability insurance, or it may not continue to be available.

        TAL and Triton currently maintain credit insurance that in certain circumstances covers losses and costs incurred due to defaults by their lessees. This insurance, unless its terms are modified, will terminate upon the closing of the mergers and new insurance policies will have to be obtained. The cost of such insurance may increase or become prohibitively expensive for TAL Triton and Holdco and such insurance may not continue to be available.

U.S. investors in Holdco could suffer adverse tax consequences if Holdco is characterized as a passive foreign investment company for U.S. federal income tax purposes.

Based upon the nature of Holdco’s business activities, Holdco may be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences to direct or indirect U.S. investors in Holdco common shares. For example, if Holdco is a PFIC, Holdco’s U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not Holdco is a PFIC is made on an annual basis and depends on the composition of Holdco’s income and assets from time to time. Specifically, for any taxable year, Holdco will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of Holdco’s gross income in a taxable year is passive income; or

•	the average percentage of Holdco’s assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.

In applying these tests, Holdco is treated as owning or generating directly Holdco’s pro rata share of the assets and income of any corporation in which Holdco owns at least 25% by value. If you are a U.S. holder and Holdco is a PFIC for any taxable year during which you own Holdco common shares, you could be subject to adverse U.S. tax consequences. In such a case, under the PFIC rules, unless a U.S. holder is permitted to and does elect otherwise under the Code, such U.S. holder would be subject to special tax rules with respect to excess distributions and any gain from the disposition of Holdco common shares. In particular, the excess distribution or gain will be treated as if it had been recognized ratably over the holder’s holding period for Holdco common shares, and amounts allocated to prior years starting with the first taxable year of Holdco during which Holdco was a PFIC will be subject to U.S. federal income tax at the highest prevailing tax rates on ordinary income for that year plus an interest charge.

Based on the expected composition of Holdco’s income, valuation of Holdco’s assets and Holdco’s election to treat certain of Holdco’s subsidiaries as disregarded entities for U.S. federal income tax purposes, Holdco does not expect that it should be treated as a PFIC for Holdco’s current taxable year or for the foreseeable future. However, because the PFIC determination in Holdco’s case is made by taking into account all of the relevant facts and circumstances regarding Holdco’s business without the benefit of clearly defined bright line rules, it is possible that Holdco may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the “IRS”) may challenge Holdco’s determination concerning its PFIC status.

Holdco may become subject to unanticipated tax liabilities that may have a material adverse effect on Holdco’s results of operations.

Holdco is a Bermuda company, and Holdco believes that the income derived from Holdco’s operations will not be subject to tax in Bermuda, which currently has no corporate income tax. Holdco further believes that a significant portion of the income derived from Holdco’s operations will not be subject to tax in many other countries in which Holdco conducts activities or in which Holdco’s customers or containers are located. However, this belief is based on the anticipated nature and conduct of Holdco’s business, which may change. It is also based on Holdco’s understanding of the tax laws of the countries in which Holdco conducts activities or in which Holdco’s customers that use Holdco’s containers are resident. The tax positions Holdco takes in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect.

Holdco’s results of operations could be materially and adversely affected if Holdco becomes subject to a significant amount of unanticipated tax liabilities.

The calculation of Holdco’s income tax expense requires significant judgment and the use of estimates.

Holdco will periodically assess its tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing Holdco’s overall tax position, consideration will be given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted as Holdco considers appropriate through the income tax provision. Holdco accounts for income tax positions on uncertainties by recognizing the effect of income tax positions only if those positions are more-likely-than-not of being sustained, and maintains reserves for income tax positions it believes are not more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. However, due to the significant judgment required in estimating those reserves, actual amounts paid, if any, could differ significantly from those estimates.

Concentration of ownership among Holdco’s Sponsor Shareholders may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

Following the completion of this offering, the Sponsor Shareholders will own approximately 42% of Holdco’s outstanding common shares. Warburg Pincus will own approximately 27% of Holdco’s common shares; Vestar will own approximately 15% of Holdco’s common shares. Under the Sponsor Shareholders Agreements, following the closing of the mergers, Warburg Pincus will have the ongoing right to designate two individuals to serve on the Holdco Board, and Vestar will have the ongoing right to designate one individual to serve on the Holdco Board, in each case subject to the approval by the Holdco Nominating and Corporate Governance Committee of any individuals so designated. The rights of Warburg Pincus and Vestar to designate individuals to serve on the Holdco Board are subject to reduction as their respective ownership of Holdco common shares declines. The Sponsor Shareholders Agreements provide certain restrictions on the Sponsor Shareholders. However, the concentration of influence in the Sponsor Shareholders may delay, deter or prevent acts that would be favored by Holdco’s other shareholders, who may have interests different from those of Holdco’s Sponsor Shareholders. For example, Holdco’s Sponsor Shareholders could delay or prevent an acquisition, merger or amalgamation deemed beneficial to other shareholders, or cause, or seek to cause, Holdco to take courses of action that, in their judgment, could enhance their investment in Holdco, but which might involve risks to Holdco’s other shareholders or adversely affect Holdco or Holdco’s other shareholders. Holdco’s Sponsor Shareholders may be able to cause or prevent a change in control of Holdco or a change in the composition of the Holdco Board and could preclude any unsolicited acquisition of Holdco. This may have the effect of delaying, preventing or deterring a change in control. In addition, this significant concentration of share ownership may materially adversely affect the trading price of Holdco’s common shares because investors often perceive disadvantages in owning common shares in companies with significant concentrations of ownership.

Further, the Holdco bye-laws provide that Holdco, on behalf of itself and its subsidiaries, renounces any interest or expectancy it or its subsidiaries may have in (or in being offered an opportunity to participate in) business opportunities that are from time to time presented to any of Warburg Pincus or Vestar and their respective affiliated funds, or any of their respective officers, directors, agents, shareholders, members, partners, affiliates and subsidiaries (other than Holdco and its subsidiaries), even if the opportunity is one that Holdco or its subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Holdco bye-laws provide that no such person will be liable to Holdco or any of its subsidiaries (for breach of any duty or otherwise), as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to Holdco or its subsidiaries; provided, that the foregoing will not apply to any such person who is a director or officer of Holdco, if such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of Holdco. This may cause the strategic interests of Holdco’s Sponsor Shareholders to differ from, and conflict with, the interests of Holdco and of Holdco’s other shareholders in material respects.

Future sales of Holdco common shares, or the perception in the public markets that such sales may occur, may depress the Holdco share price.

Sales of substantial amounts of Holdco common shares in the public market after this offering, or the perception that such sales could occur, could adversely affect the price of Holdco common shares and could impair Holdco’s ability to raise capital through the sale of additional shares.

Holdco has agreed to use reasonable best efforts to conduct a registered, underwritten public offering prior to the date that is six months from the closing of the mergers, unless the Triton debt agreements have been amended in a manner that a transfer by certain Triton shareholders would not trigger a change of control (as defined in the Triton debt agreements), or all such debt agreements have been terminated and have not been replaced with new debt agreements that contain similar change of control provisions that would be triggered by any such transfer. In addition, to the extent that Pritzker Shareholders (as defined in Exhibit G to the Transaction Agreement) or Sponsor Shareholders sell, or indicate an intent to sell, substantial amounts of Holdco’s common shares in the public market after the contractual lock-ups and other legal restrictions on resale lapse, the trading price of the Holdco common shares could decline significantly. These factors could also make it more difficult for Holdco to raise additional funds through future offerings of its common shares or other securities.

Issuing additional common shares or other equity securities or securities convertible into equity for financing or in connection with Holdco’s incentive plans, acquisitions or otherwise may dilute the economic and voting rights of Holdco’s existing shareholders or reduce the market price of the Holdco common shares or both. Upon liquidation, holders of Holdco’s debt securities, if issued, and lenders with respect to other borrowings would receive a distribution of Holdco’s available assets prior to the holders of Holdco common shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Holdco’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may materially adversely affect the amount, timing or nature of Holdco’s future offerings. Thus, holders of Holdco common shares bear the risk that Holdco’s future offerings may reduce the market price of Holdco’s common shares. See Holdco’s Form S-4/A in the section titled “Description of Holdco Common Shares” as filed with the U. S. Securities and Exchange Commission.

In the future, Holdco may also issue its securities in connection with investments or acquisitions. The amount of Holdco common shares issued in connection with an investment or acquisition could constitute a material portion of Holdco’s then-outstanding common shares. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to existing Holdco shareholders.

Holdco is incorporated in Bermuda and a significant portion of its assets will be located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States against Holdco.

Holdco is incorporated under the laws of Bermuda and a significant portion of its assets will be located outside the United States. It may not be possible to enforce court judgments obtained in the United States against Holdco in Bermuda or in countries, other than the United States, where Holdco will have assets, based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against Holdco or Holdco’s officers or directors based on the civil liability provisions of the federal or state securities laws of the United States or would hear actions against Holdco or those persons based on those laws. Holdco has been advised by its legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where Holdco will have assets.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Holdco’s shareholders might have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, Holdco is governed by the Bermuda Companies Act 1981, as amended, which we refer to as the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. See Holdco’s Form S-4/A in the section titled “Description of Holdco Common Shares” as filed with the U. S. Securities and Exchange Commission.

Certain provisions of the Sponsor Shareholders Agreements, Holdco’s memorandum of association and amended and restated bye-laws and Bermuda law could hinder, delay or prevent a change in control of Holdco that you might consider favorable, which could also adversely affect the price of Holdco common shares.

Certain provisions under the Sponsor Shareholders Agreements, Holdco’s memorandum of association and amended and restated bye-laws and Bermuda law could discourage, delay or prevent a transaction involving a change in control of Holdco, even if doing so would benefit Holdco’s shareholders. These provisions may include customary anti-takeover provisions and certain rights of our Sponsor Shareholders with respect to the designation of directors for nomination and election to the Holdco Board, including the ability to appoint members to each board committee.

Anti-takeover provisions could substantially impede the ability of Holdco’s public shareholders to benefit from a change in control or change of Holdco’s management and board of directors and, as a result, may materially adversely affect the market price of Holdco common shares and Holdco shareholders ability to realize any potential change of control premium. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause Holdco to take other corporate actions you desire. See Holdco’s Form S-4/A in the section titled “Description of Holdco Common Shares” as filed with the U. S. Securities and Exchange Commission.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None

ITEM 2.  PROPERTIES

        Office Locations.    As of December 31, 2015, our employees are located in 17 offices in 11 different countries. We have 6 offices in the U.S. including our headquarters in Purchase, New York. We have 11 offices outside the U.S. We lease all of our office space.

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

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2015 and 2014.

	High	Low
2015:
Fourth Quarter	$20.90	$13.11
Third Quarter	$32.49	$13.27
Second Quarter	$42.93	$31.22
First Quarter	$43.87	$39.19
2014:
Fourth Quarter	$45.91	$37.67
Third Quarter	$47.60	$41.09
Second Quarter	$45.63	$41.18
First Quarter	$57.60	$40.35

  On February 23, 2016, the closing price of our common stock was $10.74, as reported on the New York Stock Exchange. On that date, there were approximately 48 holders of record of our common stock and approximately 28,335 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the five years ended December 31, 2015. The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of December 31, 2010, and that all dividends were reinvested.

Comparison of Cumulative Total Return
Five Years Ended December 31, 2015

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
TAL International Group, Inc.	100.00	99.62	134.58	228.22	187.52	73.47
S&P 500 Index	100.00	102.11	118.45	156.81	178.28	180.78
Russell 2000 Index	100.00	95.82	111.49	154.77	162.33	155.17

Dividends

        We paid the following quarterly dividends during the years ended December 31, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2015	December 23, 2015	$14.8 Million	$0.45
September 2, 2015	September 23, 2015	$23.7 Million	$0.72
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72

        Historically, most of our dividends have been treated as a return of capital, and we believe that 100% of our dividends paid in 2015 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax advisor to determine the proper tax treatment of these distributions.
Merger
On November 9, 2015, TAL and Triton announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, TAL and Triton will combine under a newly-formed holding company, Triton International Limited (“Holdco”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL International shareholders will receive one common share of Holdco for each share of TAL International stock owned. TAL International shareholders will also receive a special dividend of $0.54 per share upon closing of the transaction. The transaction is subject to the approval of TAL's shareholders. A special meeting is anticipated to be held in the second quarter of 2016.
Treasury Stock & Stock Repurchase Program
During 2015, TAL repurchased 81,915 shares at an average price of $41.40, and in 2014, TAL repurchased 818,085 shares at an average price of $42.01. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs, and is expected to be initiated upon the close of the transaction.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected historical financial, operating and other data of TAL International Group, Inc. The selected historical consolidated statements of income data, balance sheet data and other financial data for each of the five years ended December 31, 2015 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, (Dollars and shares in thousands, except per share data)
	2015	2014	2013	2012	2011
Statements of Income Data:
Leasing revenues:
Operating leases	$591,665	$573,778	$552,640	$511,189	$434,668
Finance leases	15,192	18,355	14,728	13,781	16,394
Other revenues	1,147	1,873	2,485	3,227	3,301
Total leasing revenues	608,004	594,006	569,853	528,197	454,363

Equipment trading revenues	62,195	56,436	73,004	60,975	62,324
Equipment trading expenses	(58,001)	(49,246)	(62,726)	(53,431)	(51,330)
Trading margin	4,194	7,190	10,278	7,544	10,994

Net (loss) gain on sale of leasing equipment	(13,646)	6,987	26,751	44,509	51,969

Operating expenses:
Depreciation and amortization(1)	242,538	224,753	205,073	193,466	152,576
Direct operating expenses	48,902	33,076	27,142	25,039	18,157
Administrative expenses	51,154	45,399	44,197	43,991	42,727
Provision (reversal) for doubtful accounts	133	212	2,827	(208)	162
Total operating expenses	342,727	303,440	279,239	262,288	213,622
Operating income	255,825	304,743	327,643	317,962	303,704
Other expenses (income):
Interest and debt expense	118,280	109,265	111,725	114,629	105,470
Write-off of deferred financing costs	895	5,192	4,000	—	1,143
Net loss (gain) on interest rate swaps(2)	205	780	(8,947)	2,469	27,354
Total other expenses	119,380	115,237	106,778	117,098	133,967
Income before income taxes	136,445	189,506	220,865	200,864	169,737
Income tax expense	48,233	65,461	77,699	70,732	60,013
Net income	$88,212	$124,045	$143,166	$130,132	$109,724
Earnings Per Share Data:
Basic income per share applicable to common stockholders	$2.68	$3.70	$4.28	$3.92	$3.39
Diluted income per share applicable to common stockholders	$2.67	$3.68	$4.25	$3.87	$3.34
Weighted average common shares outstanding:
Basic	32,861	33,482	33,483	33,224	32,414
Diluted	32,979	33,664	33,694	33,623	32,821
Cash dividends paid per common share	$2.61	$2.88	$2.68	$2.35	$1.99
_____________________

(1)
Depreciation expense was reduced by $5.2 million quarterly ($3.4 million after tax or $0.10 per diluted share) with the quarter ended December 31, 2012 as the result of the increase in residual value estimates included in the Company's depreciation policy (see Note 2 in the Notes to Consolidated Financial Statements).

(2)	Net losses and gains on interest rate swaps are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands, except fleet data)
	2015	2014	2013	2012	2011
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$89,209	$114,781	$98,001	$101,680	$175,343
Accounts receivable, net	95,709	85,681	74,174	71,363	56,491
Revenue earning assets, net	4,160,928	3,953,764	3,730,122	3,418,446	2,857,233
Total assets	4,434,076	4,242,047	4,016,209	3,674,744	3,173,275
Debt, net of unamortized deferred financing costs	3,216,488	3,007,905	2,788,846	2,577,565	2,211,557
Stockholders' equity	665,012	666,528	691,918	615,975	562,802
Other Financial Data:
Capital expenditures	704,178	670,529	660,492	831,826	815,730
Proceeds from sale of equipment leasing fleet, net of selling costs	125,525	165,990	140,724	133,367	123,659
Selected Fleet Data(1)(2):
Dry container units	1,351,170	1,189,707	1,105,433	1,021,642	847,902
Refrigerated container units	70,505	65,010	64,030	57,229	50,751
Special container units	56,118	56,180	56,761	57,198	48,039
Tank container units	11,243	9,282	8,100	6,608	5,396
Chassis	21,216	19,116	13,724	13,146	10,789
Equipment trading units	21,135	32,448	40,374	45,860	46,767
Total container units/chassis	1,531,387	1,371,743	1,288,422	1,201,683	1,009,644
Total containers/chassis in TEU	2,512,667	2,249,619	2,113,215	1,957,776	1,645,868
Total containers/chassis in cost equivalent units(3)	3,105,911	2,778,284	2,640,743	2,404,516	2,044,012
Average utilization %(4)	96.0%	97.6%	97.4%	97.9%	98.7%
____________________

(1)	Includes both owned and managed units, as well as units on finance leases.

(2)	Calculated as of the end of the relevant period.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2015, our total fleet consisted of 1,531,387 containers and chassis, representing 2,512,667 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of December 31, 2015. Our customers are among the largest shipping lines in the world. For the year ended December 31, 2015, our twenty largest customers accounted for 82% of our leasing revenues, our five largest customers accounted for 55% of our leasing revenues, and our largest customer, CMA CGM, accounted for 16% of our leasing revenues. NYK Line accounted for 12% of our leasing revenues in 2015.

The following tables provide the composition of our equipment fleet (owned and managed) as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units (1)			Equipment Fleet in TEU(1)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015	December 31, 2014	December 31, 2013
Dry	1,351,170	1,189,707	1,105,433	2,190,940	1,928,482	1,790,975
Refrigerated	70,505	65,010	64,030	134,204	123,342	122,579
Special	56,118	56,180	56,761	102,081	102,065	101,954
Tank	11,243	9,282	8,100	11,243	9,282	8,100
Chassis	21,216	19,116	13,724	38,210	33,877	24,505
Equipment leasing fleet	1,510,252	1,339,295	1,248,048	2,476,678	2,197,048	2,048,113
Equipment trading fleet	21,135	32,448	40,374	35,989	52,571	65,102
Total	1,531,387	1,371,743	1,288,422	2,512,667	2,249,619	2,113,215

	Equipment Fleet in CEU(1)
	December 31, 2015	December 31, 2014	December 31, 2013
Operating leases	2,801,607	2,475,518	2,290,636
Finance leases	197,225	197,537	211,365
Equipment trading fleet	107,079	105,229	138,742
Total	3,105,911	2,778,284	2,640,743
_____________________

(1)	As of December 31, 2015, the Company had 1.0%, 1.0%, and 0.7% of managed equipment in units, TEU, and CEU, respectively.
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

The percentage of our equipment fleet by equipment type as of December 31, 2015 and the percentage of our leasing revenues by equipment type for the year ended December 31, 2015 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	88.2%	61.6%	65.4%
Refrigerated	4.6	22.1	19.8
Special	3.7	4.4	6.7
Tank	0.7	5.8	3.4
Chassis	1.4	2.7	3.1
Equipment leasing fleet	98.6	96.6	98.4
Equipment trading fleet	1.4	3.4	1.6
Total	100.0%	100.0%	100.0%
We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases and we classify such leases as either long-term or service leases, depending upon which features we believe are predominant.
The following table provides a summary of our equipment leasing fleet portfolio by lease type, based on CEU as of the dates indicated below:

Lease Portfolio	December 31, 2015	December 31, 2014	December 31, 2013
Long-term leases	68.7%	68.9%	68.0%
Finance leases	7.7	8.0	9.2
Service leases	15.7	17.7	18.0
Expired long-term leases (units remaining on-hire)	7.9	5.4	4.8
Total	100.0%	100.0%	100.0%
As of December 31, 2015, 2014, and 2013, our long-term and finance leases combined had average remaining contractual term of approximately 42 months, 41 months, and 44 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that we realize on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the year ended December 31, 2015 increased 2.4% from 2014.
Fleet size.    As of December 31, 2015, our owned fleet included 3,082,839 CEU, an increase of 12.0% from December 31, 2014. The increase in our owned fleet size in 2015 was primarily due to our purchases of new containers and the completion of several large sale-leaseback transactions. In 2015, we invested approximately $625 million in our owned fleet, purchasing approximately 138,000 TEU of new containers and approximately 266,000 TEU of used containers through sale-leaseback transactions. Most of TAL's new container purchases were made in the first few months of the year, and we completed several large sale-leaseback transactions throughout the year. In general, market forecasters had expected global containerized trade growth to be in the range of 5-6% in 2015, and the initial expectation for solid trade growth supported leasing demand early in the year. However, global containerized trade growth has been less than expected this year, and we did not benefit from a traditional summer peak season for dry containers. Container pick-ups on our early lease commitments have proceeded slowly, and our investments in new containers have been limited during the second half of the year.
Utilization.    Our average utilization was 96.0% during 2015, a decrease from 97.6% in 2014, and our ending utilization was 93.0%, down from 98.1% at the end of 2014. Weaker than expected trade growth in 2015 has led to increased drop-off volumes, decreased pick-up volumes and lower utilization. Drop-off volumes in our sale-leaseback portfolio have been particularly high since these leases are generally structured to provide maximum redelivery flexibility. We expect our utilization will continue to trend down during the first quarter of 2016 as the first quarter typically represents the weakest season for dry containers. However, our utilization remains at a high level and continues to be supported by the high percentage of our units that are on-hire to customers on long-term or finance leases. New container production has also been limited since the middle of 2015, and we expect that our utilization will rebound in 2016 if trade growth is at least moderately positive.
The following tables set forth our equipment fleet utilization (1) for the periods indicated below:

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2015	96.0%	93.7%	95.8%	97.1%	97.9%
2014	97.6%	98.1%	97.9%	97.3%	97.1%
2013	97.4%	97.0%	97.3%	97.5%	97.7%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2015	93.0%	94.7%	96.6%	97.7%
2014	98.1%	98.1%	97.7%	96.9%
2013	97.2%	97.0%	97.5%	97.6%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line decreased by 6.4% in 2015 compared to 2014. New container prices have decreased significantly over the last several years and this decrease accelerated in 2015 due to a significant drop in steel prices in China. Very low long-term interest rates and aggressive competition for new leasing transactions has combined with falling container prices to push market lease rates to historical low levels and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as leases covering existing containers expire and are re-priced. If market lease rates remain near their current low level, we expect the decrease in our average dry container lease rates will accelerate in 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates for refrigerated containers decreased by 3.0% in 2015 compared to 2014. For several years our average lease rates for refrigerated containers have been negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share.
The average lease rates for special containers decreased by 0.7% in 2015 compared to 2014. This decrease is mainly the result of certain lease renegotiations.
Equipment disposals.    During 2015, we recognized a $13.6 million loss on the sale of our used containers compared to a gain of $7.0 million in 2014. This decrease is primarily due to lower average sale prices. Average used container selling prices in 2015 decreased approximately 19% from our average prices in 2014 due to the impact of lower new container prices and increased disposal volumes by leasing companies and shipping lines in response to the weaker containerized trade volumes.
Our disposal losses in 2015 included impairment charges taken against our inventory of containers held for sale. We regularly assess the market value of our containers held for sale and mark the containers to the lower of cost or market. The decrease in container prices during 2015 resulted in impairment losses of $14.0 million in 2015 compared to impairment losses of $4.3 million in 2014 for these assets. The size of the impairment losses was driven by an increase in the number of containers held for sale. Lower demand and higher drop off volumes has resulted in the sales inventory growing from approximately 22,200 units at the end of 2014 to approximately 50,100 units at the end of 2015.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $26.7 million or 8.0% in 2015 as compared to 2014. There was a one-time $1.3 million charge to interest expense in 2015 related to an early buyout of equipment financed under capital leases. Excluding this charge, ownership costs increased 7.6% from 2014, which is generally in line with the 7.2% growth in the average net book value of our revenue earning assets.
Credit performance.     We recorded a $0.1 million provision for doubtful accounts during 2015, compared to a provision of $0.2 million in 2014. While our credit performance during 2015 was strong, our overall concern about credit risk remains heightened due to the difficult market conditions facing our customers. Many of the major shipping lines have reported modest or negative profitability over the last several years due to persistent excess vessel capacity and weak freight rates. Several shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. In addition, it is anticipated that the volume of new vessels entering service over the next several years will cause the global container vessel fleet to grow at a higher rate than global containerized trade. As a result, we expect freight rates and our customers' financial performance to remain under pressure.
Operating expenses.    Our direct operating expenses were $48.9 million in 2015, compared to $33.1 million in 2014, an increase of 47.7%. This increase was driven by higher storage costs of $7.6 million resulting from an increase in the number of idle units and higher redelivery and repair related costs of $7.5 million due to a higher volume of redeliveries.
Administrative expenses. Our administrative expenses were $51.2 million in 2015 compared to $45.4 million in 2014, an increase of 12.8%. The increase was mainly due to $7.5 million of transaction costs related to the pending merger with Triton.

Dividends
We paid the following quarterly dividends during the years ended December 31, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2015	December 23, 2015	$14.8 Million	$0.45
September 2, 2015	September 23, 2015	$23.7 Million	$0.72
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Historically, most of our dividends have been treated as a non-taxable return of capital, and we believe that 100% of our dividends paid in 2015 will also be treated as a return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.
Merger
On November 9, 2015, TAL and Triton announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, TAL and Triton will combine under a newly-formed holding company, Triton International Limited (“Holdco”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL International shareholders will receive one common share of Holdco for each share of TAL International stock owned. TAL International shareholders will also receive a special dividend of $0.54 per share upon closing of the transaction. The transaction is subject to the approval of TAL's shareholders. A special meeting is anticipated to be held in the second quarter of 2016.
Treasury Stock & Stock Repurchase Program
During 2015, TAL repurchased 81,915 shares at an average price of $41.40, and in 2014, TAL repurchased 818,085 shares at an average price of $42.01. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs, and is expected to be initiated upon the close of the transaction.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	Year Ended December 31,
	2015	2014	2013
Leasing revenues:
Operating leases	$591,665	$573,778	$552,640
Finance leases	15,192	18,355	14,728
Other revenues	1,147	1,873	2,485
Total leasing revenues	608,004	594,006	569,853

Equipment trading revenues	62,195	56,436	73,004
Equipment trading expenses	(58,001)	(49,246)	(62,726)
Trading margin	4,194	7,190	10,278

Net (loss) gain on sale of leasing equipment	(13,646)	6,987	26,751

Operating expenses:
Depreciation and amortization	242,538	224,753	205,073
Direct operating expenses	48,902	33,076	27,142
Administrative expenses	51,154	45,399	44,197
Provision for doubtful accounts	133	212	2,827
Total operating expenses	342,727	303,440	279,239
Operating income	255,825	304,743	327,643
Other expenses:
Interest and debt expense	118,280	109,265	111,725
Write-off of deferred financing costs	895	5,192	4,000
Net loss (gain) on interest rate swaps	205	780	(8,947)
Total other expenses	119,380	115,237	106,778
Income before income taxes	136,445	189,506	220,865
Income tax expense	48,233	65,461	77,699
Net income	$88,212	$124,045	$143,166

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts.

	Year Ended December 31,
	2015	2014
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$553,155	$545,561
Fee and ancillary lease revenue	38,510	28,217
Total operating lease revenue	591,665	573,778
Finance lease revenue	15,192	18,355
Other revenues	1,147	1,873
Total leasing revenues	$608,004	$594,006
Total leasing revenues were $608.0 million in 2015, compared to $594.0 million in 2014, an increase of $14.0 million, or 2.4%.
Per diem revenue increased by $7.6 million, or 1.4%, compared to 2014. The primary reasons for this increase are as follows:

•	$31.9 million increase due to an increase of approximately 149,700 CEU in the average number of units on-hire under operating leases; partially offset by a

•	$24.3 million decrease due to a 5.3% decrease in average CEU per diem rates.
Fee and ancillary lease revenue increased by $10.3 million in 2015, compared to 2014 primarily due to a 95% increase in drop-off volumes.
Finance lease revenue decreased by $3.2 million in 2015, compared to 2014 due to a decrease in the average size of our finance lease portfolio and a decrease in the average interest rate.

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

	Year Ended December 31,
	2015	2014
	(in thousands)
Equipment trading revenues	$62,195	$56,436
Equipment trading expenses	(58,001)	(49,246)
Equipment trading margin	$4,194	$7,190
The equipment trading margin was $4.2 million in 2015 compared to $7.2 million in 2014, a decrease of $3.0 million. The trading margin decreased $3.4 million due to lower per unit margins on equipment sold partially offset by an increase of $0.4 million due to an increase in sales volume.
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $13.6 million in 2015 compared to a gain on sale of equipment of $7.0 million in 2014, a decrease of $20.6 million. The decrease in sales results was mainly due to a 19% decrease in used dry container selling prices.
Depreciation and amortization.    Depreciation and amortization was $242.5 million in 2015, compared to $224.8 million in 2014, an increase of $17.7 million or 7.9%. Depreciation expense increased by $24.1 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $6.4 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $48.9 million in 2015, compared to $33.1 million in 2014, an increase of $15.8 million. This increase was driven by higher storage costs of $7.6 million resulting from an increase in the number of idle units, and higher redelivery and repair related costs of $7.5 million due to a higher volume of redeliveries.
Administrative expenses.    Administrative expenses were $51.2 million in 2015 compared to $45.4 million in 2014, an increase of $5.8 million or 12.8%. This increase was mainly due to an increase in transaction costs of $7.5 million related to the pending merger with Triton.
Provision for doubtful accounts.    Our provision for doubtful accounts was $0.1 million in 2015 compared to a provision of $0.2 million in 2014.
Interest and debt expense.    Interest and debt expense was $118.3 million in 2015, compared to $109.3 million in 2014, an increase of $9.0 million or 8.2%. Interest and debt expense increased $9.0 million due to a higher average debt balance of $3,158.2 million in 2015, compared to $2,916.9 million in 2014. Interest and debt expense also increased $1.3 million in 2015 due to an early buyout on certain capital lease obligations. This increase was partially offset by a decrease of $1.3 million due to a lower average effective interest rate of 3.65% in 2015 compared to 3.69% in 2014.

Net loss on interest rate swaps.    Net loss on interest rate swaps was $0.2 million in 2015, compared to a loss of $0.8 million in 2014. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement as their market value changes, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during 2015 due to a decrease in long-term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during 2015, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $48.2 million in 2015, compared to $65.5 million in 2014. The effective tax rate was 35.3% in 2015 and 34.5% in 2014. Our effective tax rate in 2014 includes changes in state apportionment factors for several states that required an adjustment to the deferred tax balance.
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

	Year Ended December 31,
	2014	2013
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$545,561	$528,499
Fee and ancillary lease revenue	28,217	24,141
Total operating lease revenue	573,778	552,640
Finance lease revenue	18,355	14,728
Other revenues	1,873	2,485
Total leasing revenues	$594,006	$569,853
Total leasing revenues were $594.0 million in 2014, compared to $569.9 million in 2013, an increase of $24.1 million, or 4.2%.
Per diem revenue increased by $17.1 million, or 3.2%, compared to 2013. The primary reasons for this increase are as follows:

•	$37.6 million increase due to an increase of approximately 156,300 CEU in the average number of units on-hire under operating leases; partially offset by a

•	$20.5 million decrease due a 4.5% decrease in lower average CEU per diem rates.
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
The equipment trading margin was $7.2 million in 2014 compared to $10.3 million in 2013, a decrease of $3.1 million. The trading margin decreased $2.0 million due to lower per unit margins on equipment sold and decreased by $0.9 million due to lower sales volume.
Net gain on sale of leasing equipment.    Gain on sale of equipment was $7.0 million in 2014 compared to $26.8 million in 2013, a decrease of $19.8 million. The primary reasons for this decrease are as follows:

•	$20.1 million decrease due to a decrease of approximately 23% in used dry container selling prices;

•	$2.5 million decrease due to larger gains in 2013 related to units declared lost by one of our customers, which was not repeated in 2014, partially offset by a

•	$2.6 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $224.8 million in 2014, compared to $205.1 million in 2013, an increase of $19.7 million or 9.6%. Depreciation expense increased by $23.9 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $4.2 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $33.1 million in 2014, compared to $27.1 million in 2013, an increase of $6.0 million primarily driven by the following:

•	$1.8 million increase in repair expense due to larger drop-off volume of dry containers;

•	$1.8 million increase in operating, handling and repositioning expenses resulting from a larger volume of pick-up and drop-off activity;

•	$1.6 million increase in storage costs due to an increase in the number of idle units, mainly an increase in the number of containers held for sale; and a

•	$0.6 million increase in survey costs due to increased procurement activity.
Administrative expenses.    Administrative expenses were $45.4 million in 2014 compared to $44.2 million in 2013, an increase of $1.2 million or 2.7%. This increase was mainly due to increased employment costs and greater foreign exchange losses on Euro and GBP denominated assets.
Provision for doubtful accounts.    Our provision for doubtful accounts was $0.2 million in 2014 compared to a provision of $2.8 million in 2013. In 2013, we recorded a provision related to payment defaults and estimated recovery costs for several small regional shipping lines. We made no such provisions for defaults in 2014.
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

Net loss (gain) on interest rate swaps.    Net loss on interest rate swaps was $0.8 million in 2014, compared to a gain of $8.9 million in 2013. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement as their market value changes, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during 2014 due to a decrease in long-term interest rates. Under the majority of our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during 2014, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Year Ended December 31,			% Change Between
	2015	2014	2013	2015 and 2014	2014 and 2013
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$128,259	$180,356	$198,210	(28.9)%	(9.0)%
Equipment trading segment	9,286	15,122	17,708	(38.6)%	(14.6)%
Total	$137,545	$195,478	$215,918
_______________________________________________________________________________

(1)	Income before income taxes excludes net losses on interest rate swaps and the write-off of deferred financing costs.
Equipment leasing income before income taxes.    Income before income taxes for the Equipment leasing segment was $128.3 million in 2015 compared to $180.4 million in 2014, a decrease of $52.1 million. This decrease was mainly due to the following:

•	a $20.6 million year over year decline on the sale of leasing equipment mainly driven by lower selling prices;

•
an increase in direct operating expenses of $16.0 million mainly due to higher storage costs resulting from an increase in the number of idle units and higher redelivery and repair related costs due to higher volume of redeliveries;

•
Leasing margin (leasing revenues net of depreciation and amortization and interest and debt expense) decreased $10.2 million mainly due to lower average per diem rates and an increase in our average debt balance. This decrease was partially offset by an increase in the fleet size and average number of units on hire; and

•	an increase in administrative expenses of $5.3 million mainly due to costs related to the pending merger.
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
Equipment trading income before income taxes.    Income before income taxes for the Equipment trading segment was $9.3 million in 2015, compared to $15.1 million in 2014, a decrease of $5.8 million. This decrease was primarily due to a decline in the equipment trading margin due to lower per unit margins on equipment sold offset by higher sales volume. This decrease was also due to a decrease in the leasing margin.
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
We continue to have sizable cash in-flows. For the year ended December 31, 2015, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $568.9 million. In addition, as of December 31, 2015 we had $58.9 million of unrestricted cash and $243.1 million of additional borrowing capacity under our current credit facilities (excluding deferred financing costs).
As of December 31, 2015, major committed cash outflows in the next 12 months include $346.4 million of scheduled principal payments on our existing debt facilities and $87.0 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At December 31, 2015, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Asset backed securitization (ABS) term notes	$1,151.5	$1,151.5
Term loan facilities	973.1	1,071.2
Asset backed warehouse facility	610.0	650.0
Revolving credit facilities	445.0	550.0
Capital lease obligations	62.1	62.1
Total Debt	3,241.7	3,484.8
Deferred financing costs	(25.2)	—
Debt, net of unamortized deferred financing costs	$3,216.5	$3,484.8
The maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.

As of December 31, 2015, we had $1,314.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2016 and 2024, and had a weighted average effective interest rate of 3.65% as of December 31, 2015.
As of December 31, 2015, we had $1,927.2 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2016 and 2021, and had a weighted average effective interest rate of 2.04% as of December 31, 2015. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 2.96% as of December 31, 2015.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2015, we had interest rate swaps in place with a net notional amount of $1,123.0 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 2.00% and a weighted average remaining term of 6.6 years.
As of December 31, 2015, the Company had a combined $2,437.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 75.2% of total debt. These facilities had a weighted average remaining term of 5.2 years.
Asset Backed Securitization Term Notes
Our Asset Backed Securitization ("ABS") facilities have been the largest funding source used to finance our existing container fleet and new container purchases. Under these facilities, our indirect wholly-owned subsidiaries issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
Our borrowings under the ABS facilities amortize in monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. Advance rates under the ABS facilities range from 82% to 87%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to five to nine months of interest expense depending on the type of facility.
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
Asset Backed Warehouse Facility
The asset backed warehouse facility had a maximum borrowing capacity of $650 million as of December 31, 2015 (the maximum borrowing capacity increased to $750 million on January 20, 2016). Under the amended facility effective as of October 10, 2014, funds are available on a revolving basis until October 10, 2017, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of October 10, 2021. We primarily use the proceeds of this facility to finance the acquisition of equipment.
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
Revolving Credit Facilities
We have two revolving credit facilities which have a maximum borrowing capacity of $100 million and $450 million and maturity dates of November 30, 2016 and March 12, 2018, respectively. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
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
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of December 31, 2015, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of December 31, 2015, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.36
TAL Advantage I, LLC	1.10	4.70
TAL Advantage III, LLC	1.30	2.59
TAL Advantage V, LLC	1.10	2.35*
*Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of December 31, 2015, each series is in compliance.
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of December 31, 2015 was $742.0 million. As of December 31, 2015, the actual Consolidated TNW for each of our SPEs and for the $450 million revolving credit facility was $1,092.6 million. As of December 31, 2015, the maximum and actual Indebtedness to TNW ratios for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.07
TAL Advantage I, LLC	4.75	3.01
TAL Advantage III, LLC	4.75	2.99
TAL Advantage V, LLC	4.75	2.99
As of December 31, 2015, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.8 billion. Outstanding debt on the remaining facilities of $0.4 billion have various other debt covenants, all of which the Company is in compliance with as of December 31, 2015.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.
Cash Flow
The following table sets forth certain cash flow information for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$400,478	$398,807	$366,688
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(704,178)	$(670,529)	$(660,492)
Proceeds from sale of equipment, net of selling costs	125,525	165,990	140,724
Cash collections on finance lease receivables, net of income earned	42,860	47,607	39,470
Other	(101)	(253)	84
Net cash (used in) investing activities	$(535,894)	$(457,185)	$(480,214)
Net cash provided by financing activities	$115,191	$68,635	$116,558
Operating Activities
Net cash provided by operating activities increased by $1.7 million to $400.5 million in 2015, compared to $398.8 million in 2014. The majority of this increase is comprised of the following:
•Earnings excluding non-cash expenses decreased by $15.5 million;
•in 2014, we paid $5.0 million to terminate certain interest rate swap agreements and replaced them with new interest rate swap contracts that have a longer duration. In 2015, we did not terminate any interest rate swap agreements;
•we had fewer net purchases of equipment bought for resale in 2015, for a net increase to cash provided by operating activities of $1.8 million; and
•accounts payable and other accruals increased $8.8 million mainly due to higher repair and storage costs from increased drop-off activity and lower utilization.
Net cash provided by operating activities increased by $32.1 million to $398.8 million in 2014, compared to $366.7 million in 2013. The majority of this increase is comprised of the following:
•Earnings excluding non-cash expenses increased by $19.8 million;
•in 2014, we paid $5.0 million to terminate certain interest rate swap agreements and replaced them with new interest rate swap contracts that have a longer duration, while in 2013, we paid $24.2 million for such terminations. This resulted in an increase in operating cash flows of $19.2 million; and
•we had fewer net purchases of equipment bought for resale in 2014, for a net increase to cash provided by operating activities of $4.5 million.

•This increase in net cash provided by operating activities was partially offset by increases in our accounts receivable and customer deferred revenue which decreased operating cash flows by $12.8 million compared to 2013. In addition, we received more cash in advance of amounts due in 2013 than in 2014.
Investing Activities
Net cash used in investing activities increased by $78.7 million to $535.9 million in 2015 compared to $457.2 million in 2014. This increase was primarily due to an increase in the purchase of leasing equipment of $33.6 million related to payments for equipment ordered at the end of 2014, but paid for in 2015. In addition, we had lower proceeds from the sale of equipment of $40.5 million due to lower selling prices on equipment sold and a decrease in cash collections on finance lease receivables of $4.7 million due to a smaller portfolio.
Net cash used in investing activities decreased by $23.0 million to $457.2 million in 2014 compared to $480.2 million in 2013 primarily due to an increase in proceeds from the sale of equipment due to higher disposal volumes and an increase in principal payment on finance leases partially offset by an increase in purchases of leasing equipment.
Financing Activities
Net cash provided by financing activities increased by $46.6 million to $115.2 million in 2015 compared to $68.6 million in 2014. This increase was primarily due to a decrease in purchases of treasury stock of $29.9 million, a decrease in dividends paid of $10.6 million, and a decrease of $11.8 million of restricted cash requirements. This increase was partially offset by a decrease in net borrowings under our various debt facilities of $6.2 million.
Net cash provided by financing activities decreased by $48.0 million to $68.6 million in 2014 compared to $116.6 million in 2013. This decrease was primarily due to purchases of treasury stock of $34.4 million, an increase in dividends paid of $6.7 million, and a net increase in restricted cash of $13.2 million in 2014 partially offset by an increase in net borrowings under our various debt facilities of $9.2 million.

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
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2015:

	Contractual Obligations by Period
Contractual Obligations:	Total	2016	2017	2018	2019	2020 and thereafter
	(dollars in millions)
Principal debt obligations	$3,179.9	$319.1	$294.3	$751.6	$527.7	$1,287.2
Interest on debt obligations(1)	481.1	100.8	93.2	80.0	64.0	143.1
Capital lease obligations(2)	66.5	29.9	18.8	17.8	—	—
Operating leases (mainly facilities)	6.3	1.8	1.3	1.1	2.0	0.1
Purchase obligations:
Equipment purchases payable	20.0	20.0	—	—	—	—
Equipment purchase commitments	67.0	67.0	—	—	—	—
Total contractual obligations	$3,820.8	$538.6	$407.6	$850.5	$593.7	$1,430.4
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on December 31, 2015 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Finance Leases with Customers
We enter into finance leases as lessor for some of the equipment in our fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of four to eight years and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.
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
In 2012, after conducting our regular depreciation policy review, we decided to increase the estimated residual values used in our equipment depreciation policy. The new residual value estimates were put into effect beginning October 1, 2012. The estimated useful lives and residual values for the majority of our leasing equipment purchased new from the factory are as follows:

	Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012
Dry containers
20 foot	13	$1,000
40 foot	13	$1,200
40 foot high cube	13	$1,400
Refrigerated containers
20 foot	12	$2,500
40 foot high cube	12	$3,500
Special containers
40 foot flat rack	14	$1,500
40 foot open top	14	$2,300
Tank containers	20	$3,000
Chassis	20	$1,200
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
Equipment purchased for resale and included in the Equipment Trading Segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be short, less than one year.
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
The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Given the recent decline in the Company's market capitalization, the Company also assessed the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, new container prices, near-term revenue growth rates, and perpetual growth rates. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts. Furthermore, management performed sensitivity analyses on the fair values resulting from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rates in each of the reporting units. The discount rates were increased by 200 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The above sensitivity analyses, while useful, should not be used as a sole predictor of future potential impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.
If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Based on our annual review of goodwill, conducted in the fourth quarter of 2015, no impairment of goodwill existed.

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
As of December 31, 2015, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$1,123 Million	2.00%	6.6 years

During 2015, we designated certain interest rate swap agreements as cash flow hedges at their inception. In 2015, we recognized unrealized losses of $31.0 million, in accumulated other comprehensive (loss) related to changes in the fair value of the designated agreements. Prior to March 2013, we typically did not apply hedge accounting for our interest rate swap agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps for the years ended December 31, 2015 and 2014 as follows (amounts in millions):

	December 31,
	2015	2014
Net loss on interest rate swaps	$0.2	$0.8
Since 58% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $7.3 million in interest expense over the next 12 months.

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
As of December 31, 2015, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based on this evaluation, management has determined that TAL International Group, Inc.'s internal control over financial reporting is effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited TAL International Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). TAL International Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on TAL International Group, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, TAL International Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TAL International Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of TAL International Group, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 29, 2016

Changes in Internal Controls
There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report. Information concerning Section 16(a) beneficial ownership reporting compliance and the audit committee is incorporated herein by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11, Executive Compensation, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13, Certain Relationships and Related Transactions, and Director Independence, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14, Principal Accountant Fees and Services, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

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

3.2	Amended and Restated Bylaws of TAL International Group, Inc. (incorporated by reference from Exhibit 3.1 to TAL International Group, Inc.'s Form 8-K filed on November 10, 2015)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to TAL International Group, Inc.'s Form S-1 filed on October 5, 2005, file number 333-126317)

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

4.22
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

4.23
Amended and Restated Security Agreement dated November 30, 2011, by and among TAL International Container Corporation and The Royal Bank of Scotland PLC as Collateral Agent (incorporated by reference from Exhibit 4.46 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.24
Amended and Restated Pledge Agreement dated November 30, 2011, by and among TAL International Container Corporation, as Pledgor in favor of The Royal Bank of Scotland PLC in its capacity as Collateral Agent, as Pledgee (incorporated by reference from Exhibit 4.47 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.25
Amended and Restated Guaranty dated November 30, 2011 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.48 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.26
Amendment No. 2 dated December 22, 2011 to the Credit Agreement dated July 31, 2006, by and among TAL International Container Corporation, Fortis Bank NA/SV, assignee of Fortis Capital Corp. and the Lenders party thereto (incorporated by reference from Exhibit 4.49 to TAL International Group Inc.'s Form 10-K filed on February 22, 2012)

4.27
Indenture, dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.52 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.28
Series 2013-1 Supplement dated as of February 27, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.53 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.29
Management Agreement dated as of February 27, 2013, by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.54 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.30
Contribution and Sale Agreement dated as of February 27, 2013 by and between TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.55 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.31
Transition Agent Agreement dated as of February 27, 2013 by and between Wells Fargo Bank, National Association, TAL International Container Corporation and TAL Advantage V LLC (incorporated by reference from Exhibit 4.56 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.32
Series 2013-1 Note Purchase Agreement dated as of February 20, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and RBC Capital Markets, LLC (incorporated by reference from Exhibit 4.57 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

Exhibit No.	Description
4.33
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

4.34
Security Agreement dated March 12, 2013, by and among TAL International Container Corporation and Bank of America N.A. as Collateral Agent (incorporated by reference from Exhibit 4.59 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

4.35	Guaranty dated March 12, 2013 made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.60 to TAL International Group Inc.'s Form 10-Q filed on April 30, 2013)

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

4.37
Fourth Supplemental Indenture between TAL Advantage I LLC and U.S. Bank National Association dated July 5, 2013 to the Amended and Restated Indenture dated as of April 12, 2006 (incorporated by reference from Exhibit 4.64 to TAL International Group Inc.'s Form 10-Q filed on July 30, 2013)

4.38
Series 2013-2 Note Purchase Agreement dated as of October 31, 2013 by and between TAL Advantage V LLC, TAL International Container Corporation, and Nomura Securities International, Inc. (incorporated by reference from Exhibit 4.60 to TAL International Group Inc.'s Form 10-K filed on February 20, 2014)

4.39
Series 2013-2 Supplement dated as of November 7, 2013, by and between TAL Advantage V, LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.61 to TAL International Group, Inc.'s Form 10-K filed on February 20, 2014)

4.40
Amendment No. 1 dated November 8, 2013 to the 2013-1 Supplement dated February 27, 2013, by and among TAL Advantage V LLC and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.62 to TAL International Group, Inc.'s Form 10-K filed on February 20, 2014)

4.41
Amendment No. 2 dated as of February 26, 2014, to the Indenture dated as of February 27, 2013 between TAL Advantage V LLC, as the Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.63 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.42
Series 2014-1 Supplement dated as of February 27, 2014 by and between TAL Advantage V LLC as the Issuer and Wells Fargo Bank, National Association as the Indenture Trustee (incorporated by reference from Exhibit 4.64 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.43
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

4.44
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

Exhibit No.	Description
4.45
Security Agreement dated as of April 2, 2014, by and among TAL International Container Corporation and Suntrust Bank as Collateral Agent (incorporated by reference from Exhibit 4.67 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.46	Guaranty dated as of April 2, 2014, made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.68 to TAL International Group, Inc.'s Form 10-Q filed on April 29, 2014)

4.47
Series 2014-2 Supplement dated as of May 19, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.69 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.48
Series 2014-2 Note Purchase Agreement dated as of May 8, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, BNP Paribas Securities Corp., Wells Fargo Securities, LLC, and RBC Capital Markets, LLC as Initial Purchasers (incorporated by reference from Exhibit 4.70 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.49
Amendment No. 2 dated October 10, 2014 to the Amended and Restated Indenture, dated as of August 12, 2011, by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National. Association, as Indenture Trustee (incorporated by reference from Exhibit 4.71 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.50
Second Amended and Restated 2009-1 Supplement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.72 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.51
Second Amended and Restated Series 2009-1 Note Purchase Agreement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and the Noteholders from time to time party thereto and the other financial institutions from time to time party hereto (incorporated by reference from Exhibit 4.73 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.52
Amendment No. 2 dated October 10, 2014 to the Management Agreement dated October 23, 2009 by and between TAL Advantage III LLC, as Issuer and TAL International Container Corporation, as Manager (incorporated by reference from Exhibit 4.74 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.53
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

4.54	Security Agreement dated as of November 7, 2014, by and among TAL International Container Corporation and First Niagara Bank, N.A. as Collateral Agent

4.55	Guaranty dated as of November 7, 2014, made by TAL International Group, Inc.

4.56	Series 2014-3 Supplement dated as of November 25, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee

4.57
Series 2014-3 Note Purchase Agreement dated as of November 18, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, ABN Amro Securities (USA) LLC, Nomura Securities International, Inc., and Mizuho Securities USA Inc. as Initial Purchasers

Exhibit No.		Description
4.58	*
Modification of Term Loan Agreement dated as of February 5, 2016 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party thereto, as Lenders, Suntrust Bank, as Administrative Agent and as Collateral Agent, Suntrust Robinson Humphrey, Inc., as Lead Arranger, and ING Belgium SA/NV, as Syndication Agent

10.1
Amended and Restated Management Subscription Agreement, dated as of October 11, 2005, by and among TAL International Group, Inc., Brian M. Sondey, Chand Khan, Frederico Baptista, Adrian Dunner, John C. Burns, Bernd Schackier and John Pearson (incorporated by reference from Exhibit 10.9 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.2
Amended and Restated Tax Sharing Agreement, dated as of August 1, 2005, by and among TAL International Group, Inc. and its subsidiaries named therein (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to TAL International Group, Inc.'s Form S-1 filed on August 26, 2005, file number 333-126317)

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

10.5	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.6	+	2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 to TAL International Group, Inc.'s Form S-8 filed on July 30, 2014)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Instance Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

Date: February 29, 2016	TAL International Group, Inc.
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 29th day of February, 2016.

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
Frederic H. Lindeberg

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
TAL International Group, Inc.
We have audited the accompanying consolidated balance sheets of TAL International Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index Item 15(a)(2). These financial statements and schedule are the responsibility of the TAL International Group Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAL International Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TAL International Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 29, 2016

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,218,826 and $1,055,864	$3,908,292	$3,674,031
Net investment in finance leases, net of allowances of $805 and $1,056	177,737	219,872
Equipment held for sale	74,899	59,861
Revenue earning assets	4,160,928	3,953,764
Unrestricted cash and cash equivalents	58,907	79,132
Restricted cash	30,302	35,649
Accounts receivable, net of allowances of $1,314 and $978	95,709	85,681
Goodwill	74,523	74,523
Other assets	13,620	11,400
Fair value of derivative instruments	87	1,898
Total assets	$4,434,076	$4,242,047
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$20,009	$88,336
Fair value of derivative instruments	20,348	10,394
Accounts payable and other accrued expenses	56,096	57,877
Net deferred income tax liability	456,123	411,007
Debt, net of unamortized deferred financing costs of $25,245 and $32,937	3,216,488	3,007,905
Total liabilities	3,769,064	3,575,519
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,167,134 and 37,006,283 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 and 3,829,928 shares	(75,310)	(71,917)
Additional paid-in capital	511,297	504,891
Accumulated earnings	248,183	246,766
Accumulated other comprehensive (loss)	(19,195)	(13,249)
Total stockholders' equity	665,012	666,528
Total liabilities and stockholders' equity	$4,434,076	$4,242,047

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)

	Year Ended December 31,
	2015	2014	2013
Leasing revenues:
Operating leases	$591,665	$573,778	$552,640
Finance leases	15,192	18,355	14,728
Other revenues	1,147	1,873	2,485
Total leasing revenues	608,004	594,006	569,853

Equipment trading revenues	62,195	56,436	73,004
Equipment trading expenses	(58,001)	(49,246)	(62,726)
Trading margin	4,194	7,190	10,278

Net (loss) gain on sale of leasing equipment	(13,646)	6,987	26,751

Operating expenses:
Depreciation and amortization	242,538	224,753	205,073
Direct operating expenses	48,902	33,076	27,142
Administrative expenses	51,154	45,399	44,197
Provision for doubtful accounts	133	212	2,827
Total operating expenses	342,727	303,440	279,239
Operating income	255,825	304,743	327,643
Other expenses:
Interest and debt expense	118,280	109,265	111,725
Write-off of deferred financing costs	895	5,192	4,000
Net loss (gain) on interest rate swaps	205	780	(8,947)
Total other expenses	119,380	115,237	106,778
Income before income taxes	136,445	189,506	220,865
Income tax expense	48,233	65,461	77,699
Net income	$88,212	$124,045	$143,166
Net income per common share—Basic	$2.68	$3.70	$4.28
Net income per common share—Diluted	$2.67	$3.68	$4.25
Cash dividends paid per common share	$2.61	$2.88	$2.68
Weighted average number of common shares outstanding—Basic	32,861	33,482	33,483
Dilutive stock options and restricted stock	118	182	211
Weighted average number of common shares outstanding—Diluted	32,979	33,664	33,694

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$88,212	$124,045	$143,166
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(10,930), $(18,248) and $6,380, respectively)	(20,038)	(33,814)	11,643
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $6,884, $4,789 and $2,626, respectively)	12,588	9,106	4,844
Amortization of net loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $921, $875 and $1,067, respectively)	1,697	1,604	1,953
Foreign currency translation adjustment	(193)	(215)	60
Other comprehensive (loss) income, net of tax	(5,946)	(23,319)	18,500
Comprehensive income	$82,266	$100,726	$161,666

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2012	36,697,366	$37	3,011,843	$(37,535)	$493,456	$168,447	$(7,481)	$(949)	$(8,430)
Stock compensation-restricted stock activity, net of retirements	142,944	—	—	—	5,216	(176)	—	—	—
Stock options exercised, net of retirements	18,468	—	—	—	182	(241)	—	—	—
Net income	—	—	—	—	—	143,166	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	60	60
Change in fair value-cash flow hedges, net of income tax effect of $6,380	—	—	—	—	—	—	11,643	—	11,643
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges, net of income tax effect of $2,626	—	—	—	—	—	—	4,844	—	4,844
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $1,067	—	—	—	—	—	—	1,953	—	1,953
Common stock dividends declared	—	—	—	—	—	(90,704)	—	—	—
Balance at December 31, 2013	36,858,778	$37	3,011,843	$(37,535)	$498,854	$220,492	$10,959	$(889)	$10,070
Stock compensation-restricted stock activity, net of retirements	144,555	—	—	—	5,984	(287)	—	—	—
Stock options exercised, net of retirements	2,950	—	—	—	53	—	—	—	—
Treasury stock acquired	—	—	818,085	(34,382)	—	—	—	—	—
Net income	—	—	—	—	—	124,045	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(215)	(215)
Change in fair value-cash flow hedges, net of income tax effect of $(18,248)	—	—	—	—	—	—	(33,814)	—	(33,814)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges, net of income tax effect of $4,789	—	—	—	—	—	—	9,106	—	9,106
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $875	—	—	—	—	—	—	1,604	—	1,604
Common stock dividends declared	—	—	—	—	—	(97,484)	—	—	—
Balance at December 31, 2014	37,006,283	$37	3,829,928	$(71,917)	$504,891	$246,766	$(12,145)	$(1,104)	$(13,249)
Stock compensation-restricted stock activity, net of retirements	158,750	—	—	—	6,452	—	—	—	—
Stock options exercised, net of retirements	2,101	—	—	—	38	—	—	—	—
Treasury stock acquired	—	—	81,915	(3,393)	—	—	—	—	—
(Reduction) to tax benefits from stock compensation	—	—	—	—	(84)	—	—	—	—
Net income	—	—	—	—	—	88,212	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(193)	(193)
Change in fair value-cash flow hedges, net of income tax effect of $(10,930)	—	—	—	—	—	—	(20,038)	—	(20,038)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges, net of income tax effect of $6,884	—	—	—	—	—	—	12,588	—	12,588
Amortization of net loss on terminated derivative instruments designated as cash flow hedges, net of income tax effect of $921	—	—	—	—	—	—	1,697	—	1,697
Common stock dividends declared	—	—	—	—	—	(86,795)	—	—	—
Balance at December 31, 2015	37,167,134	$37	3,911,843	$(75,310)	$511,297	$248,183	$(17,898)	$(1,297)	$(19,195)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$88,212	$124,045	$143,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,538	224,753	205,073
Amortization of deferred financing costs	7,602	7,729	7,260
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	2,618	2,479	3,020
Amortization of lease intangibles	3,713	130	—
Net loss (gain) on sale of leasing equipment	13,646	(6,987)	(26,751)
Net loss (gain) on interest rate swaps	205	780	(8,947)
Write-off of deferred financing costs	895	5,192	4,000
Deferred income taxes	48,233	65,461	77,699
Stock compensation charge	6,452	5,984	5,216
Changes in operating assets and liabilities:
Net equipment (purchased) sold for resale activity	(4,878)	(6,671)	(11,186)
Net realized loss on interest rate swaps terminated prior to their contractual maturities	—	(4,953)	(24,235)
Accounts receivable	(10,028)	(11,507)	(2,811)
Net (deferred revenue)	(7,098)	(5,696)	(1,572)
Accounts payable and other accrued expenses	8,123	(720)	(3,982)
Income taxes payable	—	67	(220)
Other assets	245	(1,279)	958
Net cash provided by operating activities	400,478	398,807	366,688
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(704,178)	(670,529)	(660,492)
Proceeds from sale of equipment, net of selling costs	125,525	165,990	140,724
Cash collections on finance lease receivables, net of income earned	42,860	47,607	39,470
Other	(101)	(253)	84
Net cash (used in) investing activities	(535,894)	(457,185)	(480,214)
Cash flows from financing activities:
Purchases of treasury stock	(4,446)	(34,382)	—
Stock options exercised, related activity, and excess tax benefits from stock compensation	38	(234)	(235)
Financing fees paid under debt facilities	(805)	(16,702)	(13,897)
Borrowings under debt facilities and proceeds under capital lease obligations	665,000	1,828,545	1,206,735
Payments under debt facilities and capital lease obligations	(464,183)	(1,605,666)	(993,011)
Decrease (increase) in restricted cash	5,347	(6,523)	6,711
Common stock dividends paid	(85,760)	(96,403)	(89,745)
Net cash provided by financing activities	115,191	68,635	116,558
Net (decrease) increase in unrestricted cash and cash equivalents	$(20,225)	$10,257	$3,032
Unrestricted cash and cash equivalents, beginning of period	79,132	68,875	65,843
Unrestricted cash and cash equivalents, end of period	$58,907	$79,132	$68,875
Supplemental disclosures:
Interest paid	$108,488	$99,895	$101,535
Income taxes (refunded) paid	$—	$(67)	$225
Supplemental non-cash investing activities:
Accrued and unpaid purchases of equipment	$20,009	$88,336	$112,268
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
On November 9, 2015, TAL and Triton announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, TAL and Triton will combine under a newly-formed holding company, Triton International Limited (“Triton International”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL International shareholders will receive one common share of Triton International for each share of TAL International stock owned. TAL International shareholders will also receive a special dividend of $0.54 per share upon closing of the transaction. The transaction is subject to the approval of TAL's shareholders. A special meeting is anticipated to be held in the second quarter of 2016.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Concentration of Credit Risk
The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company's largest customer is CMA CGM, which accounted for 16%, 16%, and 17% of the Company's leasing revenues in 2015, 2014, and 2013, respectively. NYK Line accounted for 12% of our leasing revenues in 2015. No other customer exceeded 10% of the Company's leasing revenues in 2015, 2014, and 2013.
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
The estimated useful lives and residual values for the majority of the Company's leasing equipment purchased new from the factory are as follows:

	Residual Values ($)
	Useful Lives (Years)	Effective October 1, 2012
Dry containers
20 foot	13	$1,000
40 foot	13	$1,200
40 foot high cube	13	$1,400
Refrigerated containers
20 foot	12	$2,500
40 foot high cube	12	$3,500
Special containers
40 foot flat rack	14	$1,500
40 foot open top	14	$2,300
Tank containers	20	$3,000
Chassis	20	$1,200
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
The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31,
	2015	2014
Dry container units	$2,738,123	$2,563,183
Refrigerated container units	673,526	637,115
Special container units	213,904	208,841
Tank container units	175,302	172,871
Chassis	107,437	92,021
Total	$3,908,292	$3,674,031
Included in the amounts above are units not on lease at December 31, 2015 and 2014 with a total net book value of $516.6 million and $261.8 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of income.
The Company provides an allowance recorded in the provision for doubtful accounts for equipment on lease to customers considered to be non-performing. The allowance is based on a percentage of the net book value of equipment on-hire to those customers that, based on historical experience, the Company believes will ultimately not be recovered. In certain cases, the equipment allowance includes an accrual for costs expected to be incurred for the portion of units on-hire that the Company believes it will recover. As of December 31, 2015 and 2014, the Company's allowance for equipment on lease was $0.2 million and $0.6 million, respectively.
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
Equipment purchased for resale and included in the Equipment Trading Segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be short, less than one year.

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
The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the Company using a market capitalization approach. Given the recent decline in the Company's market capitalization, the Company also assessed the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, new container prices, near-term revenue growth rates, and perpetual growth rates. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.
If the carrying value of the entity exceeds its market capitalization, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Based on the Company's annual review of goodwill, conducted in the fourth quarter of 2015, no impairment of goodwill existed.
Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of December 31, 2015 and December 31, 2014.
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
The Company does not measure net investment in finance leases or debt, net of unamortized deferred financing costs at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt, net of unamortized deferred financing costs are listed in the table below as of December 31, 2015 and December 31, 2014 (in thousands).

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

	December 31, 2015	December 31, 2014
Assets
Net investment in finance leases, net of allowances - carrying value	$177,737	$219,872
Net investment in finance leases, net of allowances - fair value	$180,565	$222,399
Liabilities
Debt, net of unamortized deferred financing costs - carrying value	$3,216,488	$3,007,905
Debt(1) - estimated fair value	$3,210,722	$3,027,853
_______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $25.2 million and $32.9 million as of December 31, 2015 and December 31, 2014, respectively.
For the fair value of derivatives, please refer to Note 4 - "Derivative Instruments".
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
Pursuant to the requirements of “Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs” of April 2015 and No. 2015-15 ("ASU No. 2015-15"), Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements, of August 2015, we have evaluated the impact of the adoption of these standards on our Consolidated Financial Statements. Deferred financing costs in 2014 were reclassified from assets to liabilities to be in conformity with the 2015 presentation as required by ASU No. 2015-03 and ASU No. 2015-15.
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
Finance Leases with Customers
The Company enters into finance leases as lessor for some of the equipment in its fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, typically ranging for a period of four to eight years and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.
Other Revenues
The Company manages equipment which is owned by third parties and it earns management fees based on the income earned by the leasing and sales of such equipment. Management fees are recognized as services are provided. The Company collects amounts billed and pays operating costs as agent on behalf of the third parties that own such equipment. These billings and operating costs are not included in revenue and expense; instead, the net amounts owed to these equipment owners are

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
reflected as accrued expenses in the Company's financial statements until paid as required by our contracts. As of December 31, 2015 and 2014, approximately $1.0 million and $2.2 million, respectively, was reflected in accounts payable and other accrued expenses, which represent unpaid net earnings owed to third party owners of managed equipment.
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
If applicable, the Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015 and 2014, the Company had no liabilities related to uncertain tax positions.
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
For the year ended December 31, 2015, the Company excluded 133,048 shares of restricted stock from the calculation of weighted average shares outstanding for diluted earnings per share because their effects were anti-dilutive. There were no anti-dilutive restricted stock or options to purchase shares of common stock excluded from the calculations of weighted average shares outstanding for diluted earnings per share for the years ended December 31, 2014 and 2013, respectively.
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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This standard changes the presentation of debt issuance costs in the financial statements but does not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. The ASU’s basis for conclusions observes that in practice, debt issuance costs incurred before the associated funding is received (i.e., before the issuance of the debt liability) are deferred on the balance sheet until that debt liability amount is recorded. These changes will become effective for the Company beginning after December 15, 2015. The Company has adopted ASU No. 2015-03 and has no impact on its income or cash flows and no material impact on its financial position.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-15 ("ASU No. 2015-15"), Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Associated with Line-of-Credit Agreements. This standard updates ASU No. 2015-03 which was issued in April 2015, as ASU No. 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance with ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These changes will become effective for the Company beginning after December 15, 2015. The Company has adopted ASU No. 2015-15 in conjunction with ASU No. 2015-03, and has no impact on its income or cash flows and no material impact on its financial position.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17 ("ASU No. 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. Stakeholders informed the Board that the requirement results in little or no benefit to users of financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. In addition, there are costs incurred by an entity to separate deferred income tax liabilities and assets into a current and non-current amount. To simplify the presentation of deferred income taxes, the amendments in ASU No. 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. These changes will become effective for the Company beginning after December 15, 2016. The Company believes that the adoption of ASU No. 2015-17 will have no impact on its financial position as the Company does not have any material current income tax liabilities and assets on its balance sheet.
Note 3—Debt
Debt consisted of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Asset backed securitization (ABS) term notes	$1,151,497	$1,504,183
Term loan facilities	973,130	858,973
Asset backed warehouse facility	610,000	420,000
Revolving credit facilities	445,000	160,000
Capital lease obligations	62,106	97,686
Total Debt	3,241,733	3,040,842
Deferred financing costs	(25,245)	(32,937)
Debt, net of unamortized deferred financing costs	$3,216,488	$3,007,905
As of December 31, 2015, the Company had $1,314.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a weighted average effective interest rate of 3.99% in 2015, are scheduled to mature between 2016 and 2024, and had a weighted average remaining term of 4.1 years as of December 31, 2015.
As of December 31, 2015, the Company had $1,927.2 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a weighted average effective interest rate of 2.16% in 2015, are scheduled to mature between 2016 and 2021, and had a weighted average remaining term of 3.4 years as of December 31, 2015. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.36% in 2015.
The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2015, the Company had interest rate swaps in place with a net notional amount of $1,123.0 million and a weighted average remaining term of 6.6 years to fix the floating interest rates on a portion of its floating rate debt obligations. These interest rate swaps had a weighted average fixed leg interest rate of 2.00% in 2015 (see Note 4 for additional information on the Company's interest rate swap agreements).

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)
As of December 31, 2015, the Company had $2,437.5 million of total debt which is at fixed rates or is effectively fixed due to interest rate swap contracts. This accounts for 75.2% of total debt. These facilities had a weighted average remaining term of 5.2 years.
Asset Backed Securitization Term Notes
The Company’s Asset Backed Securitization (“ABS”) facilities have been used to finance its existing container fleet and new container purchases. Under the facilities, indirect wholly‑owned subsidiaries of the Company issue asset backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
The Company’s borrowings under the ABS facilities amortize in monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold equipment not outstanding more than 60 days plus 100% of restricted cash. The net book values for purposes of calculating the Company’s borrowing capacity is the original equipment cost depreciated over 13, 12, and 20 years to between 15% to 40% of original equipment cost, depending on the type of equipment. Advance rates under the ABS facilities range from 82% to 87%. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to five to nine months of interest expense depending on the type of facility.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt (Continued)
Debt maturities excluding capital lease obligations (amounts in thousands):

Years ending December 31,
2016	$318,992
2017	294,281
2018	751,564
2019	527,623
2020	278,933
2021 and thereafter	1,008,234
Total	$3,179,627
Capital Lease Obligations
The Company has entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally five to ten years from the transaction date.
At December 31, 2015, future lease payments under these capital leases were as follows (in thousands):

Years ending December 31,
2016	$29,923
2017	18,771
2018	17,818
2019	—
Total future payments	66,512
Less: amount representing interest	(4,406)
Capital lease obligations	$62,106

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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)
As of December 31, 2015, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Net Notional Amount(1)	Weighted Average Fixed Leg (Pay) Interest Rate(2)	Weighted Average Remaining Term(2)
$1,123 Million	2.00%	6.6 years
_______________________________________________________________________________

(1)
As of December 31, 2015, the net notional amount outstanding on the Company's interest rate swap agreements is comprised of $1,223 million of pay-fixed rate/receive-floating rate agreements and $100.0 million of pay-floating rate/receive-fixed rate agreements. The Company entered into the pay-floating rate/receive-fixed rate agreements at the parent company level to offset the cash flows on certain pay-fixed rate/receive-floating rate agreements of certain wholly owned subsidiaries. The pay-floating rate/receive-fixed rate and pay-fixed rate/receive-floating rate agreements have terms that offset each other.

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

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Year Ended December 31, 2015
Unrealized loss on derivative instruments designated as cash flow hedges	$(16.1)
Amortization of loss on terminated derivative instruments designated as cash flow hedges	$(2.2)

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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Instruments (Continued)
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$0.1	Fair value of derivative instruments	$1.7	Fair value of derivative instruments	$19.2	Fair value of derivative instruments	$9.4
Interest rate swap contracts, not designated	Fair value of derivative instruments	—	Fair value of derivative instruments	0.1	Fair value of derivative instruments	1.1	Fair value of derivative instruments	1.0
Foreign exchange contracts, not designated	Fair value of derivative instruments	—	Fair value of derivative instruments	0.1	Fair value of derivative instruments	—	Fair value of derivative instruments	—
Total derivatives		$0.1		$1.9		$20.3		$10.4

	Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Year Ended December 31,
	Location of Loss (Gain) on Derivative Instruments
		2015	2014	2013
Realized loss on interest rate swap agreements	Interest expense	$20.6	$15.1	$12.3
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest expense	2.6	2.5	3.0
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	31.0	52.1	(18.0)
Net loss (gain) on interest rate swaps, not designated	Net loss (gain) on interest rate swaps	0.2	0.8	(8.9)
Foreign exchange agreements, not designated	Administrative expenses	—	0.1	0.3

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2015	December 31, 2014
Gross finance lease receivables (1)	$211,530	$267,720
Allowance on gross finance lease receivables	(805)	(1,056)
Gross finance lease receivables, net of allowance	210,725	266,664
Unearned income (2)	(32,988)	(46,792)
Net investment in finance leases (3)	$177,737	$219,872
_______________________________________________________________________________

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received. The unguaranteed residual value is generally equal to the purchase option at the end of the lease. Approximately $2.6 million and $5.6 million of unguaranteed residual value at December 31, 2015 and 2014, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2015 and 2014.

(2)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2015 and 2014.

(3)
As of December 31, 2015 and 2014, approximately 52% and 48%, respectively, of the Company's net investment in finance leases were with Hapag Lloyd AG, and approximately 15% and 19%, respectively, of the Company’s net investment in finance leases were with Mediterranean Shipping Company.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$50,716
2017	39,982
2018	34,130
2019	31,577
2020	26,717
2021 and thereafter	28,408
Total	$211,530
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	December 31, 2015	December 31, 2014
Tier 1	$179,909	$244,136
Tier 2	31,621	23,584
Tier 3	—	—
Gross finance lease receivables	$211,530	$267,720
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of December 31, 2015, approximately $0.1 million and $0.3 million of the Company's Tier 1 and Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of December 31, 2015, none of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Other (a)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2015	$1,056	$(251)	$—	$805
For the year ended December 31, 2014	$1,057	$—	$(1)	$1,056
For the year ended December 31, 2013	$897	$159	$1	$1,057
_______________________________________________________________________________
(a) Primarily relates to the effect of foreign currency translation.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options
Dividends
We paid the following quarterly dividends during the years ended December 31, 2015 and 2014 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2015	December 23, 2015	$14.8 Million	$0.45
September 2, 2015	September 23, 2015	$23.7 Million	$0.72
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
December 2, 2014	December 23, 2014	$23.8 Million	$0.72
September 3, 2014	September 24, 2014	$24.2 Million	$0.72
June 3, 2014	June 24, 2014	$24.2 Million	$0.72
March 3, 2014	March 24, 2014	$24.2 Million	$0.72
Treasury Stock & Stock Repurchase Program
During 2015, TAL repurchased 81,915 shares at an average price of $41.40, and in 2014, TAL repurchased 818,085 shares at an average price of $42.01. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs, and is expected to be initiated upon the close of the transaction.
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
The Company recognized $6.5 million, $6.0 million, and $5.2 million of compensation costs that were reported in administrative expenses for the years ended 2015, 2014, and 2013, respectively, which relate to the Company’s stock based compensation plans as a result of restricted shares granted during the years 2011 through 2015.
Total unrecognized compensation cost of approximately $5.9 million as of December 31, 2015 related to restricted shares granted during 2015, 2014, and 2013 will be recognized over the remaining weighted average vesting period of approximately 1.7 years.
The options granted from the 2005 Management Omnibus Incentive Plan expired on October 17, 2015. No further grants will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously granted under the plan.
The Company's stock based compensation plans consist of the 2014 Equity Incentive Plan and the 2005 Management Omnibus Incentive Plan. Following the approval by the Company's shareholders of the 2014 Equity Incentive Plan, no further options have been granted and 158,750 shares have been issued under the 2014 Equity Incentive Plan as of December 31, 2015.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Stock option activity under the Plans for the year ended December 31, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Aggregate Intrinsic Value ($ in 000’s)
Outstanding: January 1, 2015	27,891	$18.00	0.8	$713
Granted	—	$—	—	$—
Exercised	(2,101)	$18.00	—	$44
Forfeited	(25,790)	$—	—	$—
Outstanding: December 31, 2015	—	$—	—	$—
Exercisable: December 31, 2015	—	$—	—	$—

Restricted stock activity for the year ended December 31, 2015 was as follows:

	Number of shares outstanding	Weighted Average Grant date fair value
Nonvested at January 1, 2015	372,500	$40.13
Granted	158,750	41.24
Vested(1)	(141,000)	34.98
Nonvested at December 31, 2015	390,250	$42.45
_______________________________________________________________________________
(1)The fair value of restricted stock awards that vested during 2015 was $5.7 million.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2013	$10,959	$(889)	$10,070
Change in fair value of derivative instruments designated as cash flow hedges	(33,814)	—	(33,814)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	9,106	—	9,106
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,604	—	1,604
Foreign currency translation adjustment	—	(215)	(215)
Other comprehensive (loss)	(23,104)	(215)	(23,319)
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(20,038)	—	(20,038)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	12,588	—	12,588
Amortization of net loss on derivative instruments previously designated as cash flow hedges	1,697	—	1,697
Foreign currency translation adjustment	—	(193)	(193)
Other comprehensive (loss)	(5,753)	(193)	(5,946)
Balance as of December 31, 2015	$(17,898)	$(1,297)	$(19,195)
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Balance as of December 31, 2015	Balance as of December 31, 2014	Affected Line Item in the Consolidated Statements of Income
Realized loss on interest rate swap agreements, designated as cash flow hedges	$19,472	$13,895	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	2,618	2,479	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive loss before income tax	22,090	16,374	Income before income taxes
Income tax (benefit)	(7,805)	(5,664)	Income tax expense
Amounts reclassified from Accumulated other comprehensive loss	$14,285	$10,710	Net income

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

The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

Year Ended December 31, 2015	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$598,020	$9,984	$608,004
Trading margin	—	4,194	4,194
Net (loss) on sale of leasing equipment	(13,646)	—	(13,646)
Depreciation and amortization expense	241,104	1,434	242,538
Interest and debt expense	116,244	2,036	118,280
Income before income taxes(1)	128,259	9,286	137,545
Equipment held for sale at December 31	55,727	19,172	74,899
Goodwill at December 31	73,523	1,000	74,523
Total assets at December 31	4,380,657	53,419	4,434,076
Purchases of leasing equipment and investments in finance leases(2)	684,283	19,895	704,178

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (Continued)

Year Ended December 31, 2014	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$581,421	$12,585	$594,006
Trading margin	—	7,190	7,190
Net gain on sale of leasing equipment	6,987	—	6,987
Depreciation and amortization expense	223,487	1,266	224,753
Interest and debt expense	107,050	2,215	109,265
Income before income taxes(1)	180,356	15,122	195,478
Equipment held for sale at December 31	28,906	30,955	59,861
Goodwill at December 31	73,523	1,000	74,523
Total assets at December 31	4,175,212	66,835	4,242,047
Purchases of leasing equipment and investments in finance leases(2)	668,028	2,501	670,529

Year Ended December 31, 2013	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$556,690	$13,163	$569,853
Trading margin	—	10,278	10,278
Net gain on sale of leasing equipment	26,751	—	26,751
Depreciation and amortization expense	203,157	1,916	205,073
Interest and debt expense	109,175	2,550	111,725
Income before income taxes(1)	198,210	17,708	215,918
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.2 million, net losses on interest rate swaps of $0.8 million, and net gains on interest swaps of $8.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, and the write-off of deferred financing costs of $0.9 million, $5.2 million, and $4.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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
The following table represents the geographic allocation of equipment leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues:
United States of America	$42,602	$34,206	$32,506
Asia	286,209	274,467	247,353
Europe	264,147	263,723	265,845
Other International	15,046	21,610	24,149
Total	$608,004	$594,006	$569,853
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues:
United States of America	$11,393	$8,724	$7,719
Asia	26,993	26,794	39,965
Europe	12,227	17,946	11,964
Other International	11,582	2,972	13,356
Total	$62,195	$56,436	$73,004

Note 8—Net (Loss) Gain on Sale of Leasing Equipment
The net (loss) gain on sale of leasing equipment consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Impairment (loss) on equipment held for sale	$(14,020)	$(4,326)	$(1,838)
Gain on sale of equipment-net of selling costs	374	11,313	28,589
Net (loss) gain on sale of leasing equipment	$(13,646)	$6,987	$26,751

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes
The following table sets forth the income tax expense for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred taxes:
Federal	$47,954	$65,020	$76,761
State	412	587	1,105
Foreign	(133)	(146)	(167)
Total	$48,233	$65,461	$77,699
A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is provided below:

	Year Ended December 31,
	2015	2014	2013
Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	0.2	0.2	0.3
Foreign income taxed at other than the Federal statutory rate	0.1	(0.1)	(0.1)
Change in enacted tax rates(1)	—	(0.6)	(0.1)
Effect of permanent differences and other, net	—	—	0.1
Effective income tax rate	35.3%	34.5%	35.2%
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)
Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$192,139	$134,329
Allowance for losses	827	959
Derivative instruments	10,147	7,556
Deferred income	8,561	9,230
Accrued liabilities and other	873	99
	212,547	152,173
Deferred income tax liabilities:
Accelerated depreciation	650,027	542,447
Goodwill amortization	18,574	16,720
Derivative instruments	69	673
Other	—	3,340
	668,670	563,180
Net deferred income tax liability	$456,123	$411,007
The Company has U.S. Federal net operating loss carryforwards of approximately $564 million at December 31, 2015. These losses will expire in 2026 through 2036. The Company has unrecognized excess tax benefits related to stock-based compensation costs of $6.5 million that it expects to credit to stockholders’ equity in future periods. The Company expects to fully utilize these losses to offset future taxable income that will be generated by the reversal of temporary differences, mainly accelerated depreciation, prior to their expiration. The Company continues to monitor changes in its stock ownership which can potentially trigger annual limitations to the amount of net operating losses that may be utilized in future years under Internal Revenue Code Section 382. The Company does not believe any of its net operating loss carryforwards are currently subject to Section 382 limitations.
The Company does not provide for U.S. federal income taxes on undistributed earnings from its U.K. subsidiary because it is the Company’s policy to permanently reinvest its foreign earnings outside of the U.S. These foreign earnings could become subject to additional tax if they are loaned to the Company, remitted as dividends, or if the Company sells the stock of its U.K. subsidiary. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign earnings. As of December 31, 2015 the Company’s cumulative undistributed earnings were $5.7 million.
In accordance with the requirement to determine if the Company has any unrecognized tax benefits, the Company has continued to evaluate all tax positions and has determined that the cumulative effect of any uncertain tax positions and resulting unrecognized tax benefits did not have a material effect on the Company’s consolidated results of operations and financial position. As of January 1, 2015 and December 31, 2015, the Company did not have any material unrecognized tax benefits. There were no increases or decreases in unrecognized tax benefits during the year resulting from prior period tax positions, current period tax positions, settlements with tax authorities or the lapse of any statute of limitations, and no material changes in unrecognized tax benefits are expected over the next twelve months. Accordingly, there is no impact to the Company’s effective tax rate. Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the consolidated statements of income. The Company has not recorded any interest or penalties associated with unrecognized tax benefits. The 2013, 2014, and 2015 tax years remain subject to examination by major tax jurisdictions.

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Savings Plan
The Company’s employees participate in a defined contribution plan generally covering all of its U.S. salaried employees. Under the provisions of the Plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions up to 3% of qualified compensation and may, at its discretion, make voluntary contributions. Contributions for each of the years ended December 31, 2015, 2014, and 2013 were approximately $0.3 million.
Note 11—Rental Income under Operating Leases
The following are the minimum future rentals at December 31, 2015 due to TAL under non-cancelable operating leases, assuming the minimum contractual lease term, of the Company’s equipment (in thousands):

Years ending December 31,
2016	$352,666
2017	258,382
2018	200,269
2019	135,082
2020	89,343
2021 and thereafter	138,437
Total	$1,174,179

Note 12—Commitments and Contingencies
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for equipment used in the Company’s operations. Total rent expense was $2.1 million for the year ended December 31, 2015, 2014, and 2013, respectively.
Future minimum rental commitments under non-cancelable operating leases at December 31, 2015 were as follows (in thousands):

Years ending December 31,
2016	$1,769
2017	1,294
2018	1,149
2019	1,996
2020 and thereafter	97
Total	$6,305

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. At December 31, 2015, the maximum potential amount of the guarantees under which the Company could be required to perform was approximately $27.1 million. The carrying values of the guarantees of $1.1 million have been deferred and are included in accounts payable and accrued expenses. Under the criteria established by ASC 820, the Company performed fair value measurements of the guarantees at origination using Level 2 inputs, which were based on significant other observable inputs other than quoted prices, either on a direct or indirect basis. The Company accounts for the residual value guarantees under Accounting Standards Codification 460, Guarantees. The Company expects that the market value of the equipment covered by the guarantees will equal or exceed the value of the guarantees and therefore, no contingent loss has been provided as of December 31, 2015.
Purchase Commitments
At December 31, 2015, the Company had commitments to purchase equipment in the amount of $67.0 million payable in 2016.
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

TAL INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain key interim financial information for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2015
Total leasing revenues	$148,975	$150,838	$154,426	$153,765
Trading margin	$1,414	$1,521	$1,191	$68
Net (loss) on sale of leasing equipment	$(1,449)	$(660)	$(2,854)	$(8,683)
Net income	$25,757	$26,670	$22,511	$13,274
Net income per basic common share	$0.78	$0.81	$0.69	$0.40
Net income per diluted common share	$0.78	$0.81	$0.68	$0.40
2014
Total leasing revenues	$144,767	$144,723	$150,524	$153,992
Trading margin	$1,648	$2,215	$1,713	$1,614
Net gain on sale of leasing equipment	$3,096	$2,461	$870	$560
Net income	$30,011	$29,362	$32,617	$32,055
Net income per basic common share	$0.89	$0.87	$0.97	$0.97
Net income per diluted common share	$0.89	$0.87	$0.97	$0.96

Note 14—Foreign Currency Activities
The Company recorded net foreign currency exchange losses of $0.7 million, $0.9 million, and $0.4 million in the years ended December 31, 2015, 2014, and 2013, respectively. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to the Company’s Euro and Pound Sterling transactions and related assets and liabilities.
Note 15—Subsequent Events
Quarterly Dividend
On February 24, 2016, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common stock, payable on March 24, 2016 to shareholders of record at the close of business on March 10, 2016.
Debt Facilities
On January 20, 2016, TAL Advantage III LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the credit limit on its asset backed warehouse credit facility from $650 million to $750 million. All other terms and conditions of the facility remain the same.
On February 5, 2016, TAL International Container Corporation, a wholly owned subsidiary of TAL International Group, Inc., as Borrower, entered into a Modification of Term Loan Agreement with SunTrust Bank, as Administrative Agent and Collateral Agent, and the lenders thereto to modify the Term Loan Agreement dated April 2, 2014 (“Term Loan Agreement”) to make Incremental Loans in the aggregate amount of $100 million. The Incremental Loans have the same maturity date and interest rate as the outstanding Term Loans and all other terms and conditions of the Term Loan Agreement remain the same. The proceeds will be used to finance the acquisition of equipment and for other general corporate purposes. After giving effect to such Incremental Loans, the unpaid principal balance of all the Term Loans made under the Term Loan Agreement is $407,125,000 as of February 5, 2016.
Related to the above, TAL Advantage I LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., has also given notice to noteholders that it will repay in full the TAL Advantage I LLC Series 2005-1 Notes on February 11, 2016 and the TAL Advantage I LLC Series 2006-1 Notes on February 22, 2016.

SCHEDULE II
TAL International Group, Inc.
Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014, and 2013
(In thousands)

	Beginning Balance	Additions/ (Reversals)	(Write-offs)/ Reversals	Other(a)	Ending Balance
Finance Lease-Allowance for doubtful accounts:
For the year ended December 31, 2015	$1,056	$(251)	$—	$—	$805
For the year ended December 31, 2014	$1,057	$—	$—	$(1)	$1,056
For the year ended December 31, 2013	$897	$159	$—	$1	$1,057
Accounts Receivable-Allowance for doubtful accounts:
For the year ended December 31, 2015	$978	$385	$(46)	$(3)	$1,314
For the year ended December 31, 2014	$948	$131	$(99)	$(2)	$978
For the year ended December 31, 2013	$692	$299	$(44)	$1	$948
Allowance for equipment loss:
For the year ended December 31, 2015	$571	$—	$(364)	$—	$207
For the year ended December 31, 2014	$1,348	$89	$(866)	$—	$571
For the year ended December 31, 2013	$21	$2,369	$(1,046)	$4	$1,348
_______________________________________________________________________________

(a)	Primarily relates to the effect of foreign currency translation.