Form 10-K/A
period 2015-12-31
TAL International Group, Inc.
filed 2016-04-22
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,031.8 million.
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of April 20, 2016 was 33,395,291.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends the Annual Report on Form 10-K of TAL International Group, Inc. (the "Company") for the fiscal year ended December 31, 2015, which the Company originally filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016 (the "Original Filing"). The Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. The Company is also amending Part II, Item 7 of the Original Filing in Critical Accounting Policies, Goodwill to include the discount rate and perpetual growth rate used in the Company's goodwill impairment analysis. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to this Amendment No. 1.
This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, 13, and 14 of Part III and Critical Accounting Policies, Goodwill in Part II, Item 7. No other information included in the Original Filing, including the information set forth in Part I, Part II except as noted and Part IV has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No. 1 should be read in conjunction with Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART II
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
The annual impairment test is conducted by comparing fair value of the reporting units as compared with its carrying amount. The Company considers its market capitalization as a corroboration. Given the recent decline in the Company's market capitalization, the Company also assessed the fair value of its reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were a discount rate of 12.0%, new container prices, near-term revenue growth rates, and a perpetual growth rate of 1.5%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts. Furthermore, management performed sensitivity analyses on the fair values resulting from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rates in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The above sensitivity analyses, while useful, should not be used as a sole predictor of future potential impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.
If the carrying value of the entity exceeds its fair value, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the estimated fair value of the reporting units to the estimated fair value of the assets and liabilities of the reporting units. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded. Based on our annual review of goodwill, conducted in the fourth quarter of 2015, no impairment of goodwill existed.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The names of the directors, their ages as of December 31, 2015, and certain other information about them are set forth below:

Name	Age	Position	Director Since
Malcolm P. Baker(1)(3)	46	Director	September 2006
Claude Germain(1)(2)	48	Director	February 2009
Kenneth Hanau(1)	50	Director	October 2012
Helmut Kaspers(2)(3)	50	Director	December 2011
Frederic H. Lindeberg(1)(2)(3)	75	Director	October 2005
Brian M. Sondey	48	Chairman, President, Chief Executive Officer and Director	November 2004

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
Malcolm P. Baker has served as a director of our company since September 2006. Mr. Baker is the Robert G. Kirby Professor and the head of the finance unit of the Harvard University Graduate School of Business, the director of the corporate finance program at the National Bureau of Economic Research, and a consultant for Acadian Asset Management. Mr. Baker holds a BA in applied mathematics and economics from Brown University, a M.Phil. in finance from Cambridge University, and a Ph.D. in business economics from Harvard University.
As a result of these professional and other experiences, we believe Mr. Baker possesses particular knowledge and experience in a variety of areas including corporate finance, capital markets, and economics that strengthens the Board’s collective knowledge, capabilities, and experience.
Claude Germain has served as a director of our company since February 2009. Since 2010 Mr. Germain has been a principal in Rouge River Capital, an investment firm focused on acquiring controlling stakes in private midmarket transportation and manufacturing companies. From 2011 to 2013, Mr. Germain was also President and CEO of SMTC Corporation (NSDQ: SMTX), a global manufacturer of electronics based in Markham, Ontario. From 2005 to 2010, Mr. Germain was Executive Vice President and Chief Operating Officer for Schenker of Canada Ltd., an affiliate of DB Schenker, where he was accountable for Schenker’s Canadian business. DB Schenker is one of the largest logistics service providers in the world. As the former President of a Texas-based third-party logistics firm and a management consultant specializing in distribution for The Boston Consulting Group, Mr. Germain has extensive experience in global logistics. In 2002 and 2007, Mr. Germain won Canadian Executive of the Year in Logistics. Mr. Germain holds an MBA from Harvard Business School and a Bachelor of Engineering Physics (Nuclear) from Queen’s University.
As a result of these professional and other experiences, we believe Mr. Germain possesses particular knowledge and experience in a variety of areas including logistics, transportation, distribution, and strategic planning that strengthens the Board’s collective knowledge, capabilities, and experience.
Kenneth Hanau has been a director of our Company since October 2012. Mr. Hanau is a Managing Director at Bain Capital Private Equity, a unit of Bain Capital, one of the world’s foremost private investment firms with approximately $75 billion in assets under management. He has significant experience in private equity investing, with specialized focus in the industrial and business services sectors, and currently leads Bain Capital Private Equity’s North American industrials team. Prior to joining Bain Capital in 2015, Mr. Hanau was the Managing Partner of 3i’s private equity business in North America. Mr. Hanau played an active role in investments in the industrial and business services sectors, including Mold Masters, a leading supplier of specialty components to the plastic industry, and Hilite, a global manufacturer of automotive solutions. Previously, Mr. Hanau held senior positions with Weiss, Peck & Greer and Halyard Capital. Before that, Mr. Hanau worked in investment banking at Morgan Stanley and at K&H Corrugated Case Corporation, a family-owned packaging business. Mr. Hanau is a CPA and started his career with Coopers & Lybrand. Mr. Hanau received his B.A. with honors from Amherst College and his M.B.A. from Harvard Business School.

As a result of these professional and other experiences, we believe Mr. Hanau possesses particular knowledge and experience in a variety of areas including corporate finance, capital markets, distribution, and strategic planning that strengthens the Board’s collective knowledge, capabilities, and experience.

Helmut Kaspers has served as a director of our Company since December 2011. Mr. Kaspers is Chief Operating Officer, Global Air & Ocean Freight, for CEVA Logistics, one of the world's leading non-asset based supply-chain management companies. Prior to CEVA Logistics, he was the managing owner of Kaspers Consulting + Investments and a member of the Board of GreenCarrier AB, one of the Nordic region’s largest privately owned companies specializing in global transport solutions. Mr. Kaspers was also the Chairman of the Supervisory Board of ADI Consult GmbH, a globally operating consulting and placement company specializing in the transport and logistics industry. Mr. Kaspers has held leadership positions in a number of global transportation companies, serving as the Chief Commercial Officer Europe of the Damco Group, one of the world’s leading providers of freight forwarding and supply chain management services. Prior to Damco, he was a member of the Executive Committee and Chief Operating Officer, Air + Ocean of Logwin AG, Luxembourg from 2006 until 2013. From 2001 to 2006, Mr. Kaspers was Regional Director for Kuehne & Nagel, Germany, one of the leading transportation and logistics providers in the world. From 1996 to 2001, he was the Executive Vice President Seafreight at Schenker AG, Germany, one of the largest logistics service providers in the world. After studying in Germany, Mr. Kaspers has worked his entire career within the logistics and transportation industry, including extensive international assignments in North America and Asia.
As a result of these professional and other experiences, we believe Mr. Kaspers possesses particular knowledge and experience in a variety of areas including logistics, transportation, distribution and strategic planning that strengthens the Board’s collective knowledge, capabilities, and experience.
Frederic H. Lindeberg has served as a director of our company since October 2005. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg was formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg is currently a director of Safety Insurance Group, Inc. (NSDQ: SAFT), serving as chairman of its nominating and governance committee and as a member of its audit and compensation committees. Mr. Lindeberg was formerly a trustee of Provident Senior Living Trust. Mr. Lindeberg received a BS in Business Administration from Drexel University and a JD from Temple University School of Law. Mr. Lindeberg is a certified public accountant.
As a result of these professional and other experiences, Mr. Lindeberg has been determined to be an Audit Committee Financial Expert under the SEC rules and regulations, possesses particular knowledge and experience in a variety of areas including accounting and tax, and has public company board experience that strengthens the Board’s collective knowledge, capabilities, and experience.
Brian M. Sondey is our Chairman, President and Chief Executive Officer, and has served as a director of our company since November 2004. Mr. Sondey joined our former parent, Transamerica Corporation, in April 1996 as Director of Corporate Development. He then joined TAL International Container Corporation in November 1998 as Senior Vice President of Business Development. In September 1999, Mr. Sondey became President of TAL International Container Corporation. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Sondey worked as a Management Consultant at the Boston Consulting Group and as a Mergers & Acquisitions Associate at J.P. Morgan. Mr. Sondey holds an MBA from The Stanford Graduate School of Business and a BA degree in Economics from Amherst College.
As a result of these professional and other experiences, we believe Mr. Sondey possesses particular knowledge and experience in a variety of areas including corporate finance, intermodal equipment leasing, logistics, marketing, people management and strategic planning and strengthens the Board’s collective knowledge, capabilities, and experience.

EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers for the fiscal year ended December 31, 2015:

Name	Age	Position
Brian M. Sondey	48	Chairman, President, Chief Executive Officer and Director
John Burns	55	Senior Vice President and Chief Financial Officer
Adrian Dunner	51	Senior Vice President, Asia Pacific
Kevin Valentine	50	Senior Vice President, Trader and Global Operations
Marc Pearlin	60	Vice President, General Counsel and Secretary
Brian M. Sondey is our Chairman, President and Chief Executive Officer, and has served as a director of our company since November 2004. Mr. Sondey joined our former parent, Transamerica Corporation, in April 1996 as Director of Corporate Development. He then joined TAL International Container Corporation in November 1998 as Senior Vice President of Business Development. In September 1999, Mr. Sondey became President of TAL International Container Corporation. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Sondey worked as a Management Consultant at the Boston Consulting Group and as a Mergers & Acquisitions Associate at J.P. Morgan. Mr. Sondey holds an MBA from The Stanford Graduate School of Business and a BA degree in Economics from Amherst College.
John Burns is our Senior Vice President and Chief Financial Officer. He is responsible for overseeing our Finance & Accounting, Audit, IT, Legal, and HR departments. Mr. Burns was formerly our Senior Vice President of Corporate Development, where he was responsible for the execution of our corporate development strategy. Mr. Burns joined our former parent, Transamerica Corporation, in April 1996 as Director of Internal Audit and subsequently transferred to TAL International Container Corporation in April 1998 as Controller. Prior to joining Transamerica Corporation, Mr. Burns spent 10 years with Ernst & Young LLP in their financial audit practice. Mr. Burns holds a BA in Finance from the University of St. Thomas, St. Paul, Minnesota and is a certified public accountant.
Adrian Dunner is our Senior Vice President, Asia Pacific. Mr. Dunner is responsible for managing operations and marketing for the Asia Pacific area. Mr. Dunner was previously our Senior Vice President for Marketing and Sales, where he was responsible for the execution of our global marketing strategy for all product lines, fleet operations, global logistics, and our used equipment sales efforts. Mr. Dunner joined TAL International Container Corporation in 1988 as Manager, Marketing, and has held positions as General Manager, US East Coast, Marketing Manager, and Vice President, located at various times in Cranford, NJ; Savannah, GA; Jacksonville, FL; and Purchase, NY. Prior to his employment with TAL International Container Corporation, Mr. Dunner worked as a Sales Representative for Container Transport International and as a Trade Specialist at the Center for International Trade. Mr. Dunner received a BS degree in Finance/Economics from Spring Hill University, and an MBA in Business from Jacksonville University.
Kevin Valentine is our Senior Vice President, Trader and Global Operations. Mr. Valentine is responsible for the execution of our global container sales and trading activities and for overseeing our global fleet operations, our tank and chassis leasing product lines and our regional leasing activities in the Americas. Mr. Valentine joined TAL International Container Corporation in 1994 as Marketing Manager, UK following our acquisition of his previous employer, Tiphook Container Rental. Since joining TAL, Mr. Valentine has held positions in our London office as General Manager UK, Area Director Europe and Vice President, Trader Container Sales & Trading. Mr. Valentine relocated to our Headquarters in 2008. Prior to joining TAL International Container Corporation, Mr. Valentine held positions with Tiphook Container Rental from 1990 as Marketing Manager, Indian Subcontinent and Middle East based in London and Marketing Manager, Benelux based in Antwerp, Belgium. Mr. Valentine received a BA (Hons) degree in Business from Middlesex University, London, England.
Marc Pearlin is our Vice President, General Counsel and Secretary, and is responsible for overseeing all legal matters. Mr. Pearlin joined TAL International Container Corporation in October 1986 as an Associate General Counsel, and has held positions as our Secretary and Assistant General Counsel. Mr. Pearlin holds a Juris Doctor degree from the University of Connecticut School of Law and a BA in Economics and Spanish from Trinity College, Hartford, Connecticut.

Corporate Governance and Related Matters
We are required to have a majority of independent directors on our Board of Directors and to have our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee be composed entirely of independent directors. The Board of Directors has adopted a formal policy to assist it in determining whether a director is independent in accordance with the applicable rules of the New York Stock Exchange. The Director Independence Standards are available on our corporate website at www.talinternational.com. From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Director Independence Standards” in the middle of the page. Applying these standards, our Board of Directors has determined that Messrs. Baker, Germain, Hanau, Kaspers and Lindeberg qualify as independent, and constitute a majority of our Board of Directors. The Board of Directors has adopted formal Corporate Governance Principles and Guidelines which are available on our website at www.talinternational.com. From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Corporate Governance Principles and Guidelines” in the middle of the page.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and holders of more than 10% of a registered class of the Company's equity securities, to file reports of ownership of such securities with the SEC. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were filed in a timely manner during fiscal year 2015.

Risk Management
As a general matter, the Board of Directors has oversight responsibility with respect to risk management for the Company and its subsidiaries. Day-to-day risk management is the responsibility of senior management. The Board of Directors focuses on and discusses with senior management key areas of risk in the Company’s business and corporate functions such as capital expenditures, capital management, corporate debt, and customer credit and collection issues at its regular meetings.
Meetings and Committees of our Board of Directors
During 2015, our Board of Directors held seventeen meetings and took action by unanimous written consent on one occasion. All of the directors attended 75% or more of the meetings of the Board of Directors and committees of the Board of Directors on which they served. Directors are expected to make every effort to attend all meetings of the Board and the committees on which they serve, and to attend the Annual Meeting of Stockholders. All directors who stood for election at the 2015 Annual Meeting of Stockholders attended that meeting.
The Board of Directors has an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
Audit Committee. The Audit Committee is comprised of four independent directors, Messrs. Lindeberg (Chairman), Baker, Germain, and Hanau, each of whom also is independent under Rule10A-3 of the Securities Exchange Act of 1934. The Audit Committee met four times during 2015. Our Board of Directors has determined that Mr. Lindeberg qualifies as an “audit committee financial expert” as such term is been defined by the SEC regulations.
The Audit Committee is responsible for (1) selecting the independent auditor and reviewing the fees proposed by the independent auditor for the coming year and approving in advance, all audit, audit-related and tax permissible non-audit services to be performed by the independent auditors, (2) approving the overall scope of the audit, (3) discussing the annual audited financial statements, quarterly financial statements, and Forms 10-K and 10-Q, including matters required to be reviewed under applicable legal, regulatory or New York Stock Exchange requirements, with management and the independent auditor, (4) discussing earnings press releases, guidance provided to analysts and other financial information provided to the public, with management and the independent auditor, as appropriate, (5) discussing our risk assessment and risk management policies, (6) reviewing our internal system of audit, financial and disclosure controls and the results of internal audits, (7) setting hiring policies for employees or former employees of the independent auditors, (8) establishing procedures concerning the treatment of complaints and concerns regarding accounting, internal accounting controls or audit matters, (9) handling such other matters that are specifically delegated to the Audit Committee by our Board of Directors from time to time, (10) reporting regularly to the full Board of Directors, and (11) performing the other related responsibilities that are set forth in its formal charter adopted by our Board of Directors.
The Audit Committee acts pursuant to a formal charter, which is available on our corporate website at www.talinternational.com. The charter may be found on our website as follows: From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Audit Committee” in the middle of the page. A written copy of the Audit Committee charter may be obtained free of charge by sending a request in writing to Marc Pearlin, our Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577.
Compensation Committee. The Compensation Committee is comprised of three independent directors: Messrs. Germain (Chairman), Kaspers and Lindeberg. The Compensation Committee met three times during 2015, and took action by unanimous consent on one occasion. The Compensation Committee is responsible for (1) reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and annually evaluating the chief executive officer’s performance in light of these goals, (2) reviewing and approving the compensation and incentive opportunities of our executive officers, (3) reviewing and approving employment contracts, severance arrangements, incentive arrangements, change-in-control arrangements and other similar arrangements between us and our executive officers, (4) receiving periodic reports on our compensation programs as they affect all employees, (5) reviewing executive succession plans for business and staff organizations, (6) reviewing the Compensation Discussion and Analysis and approving it for inclusion in our Proxy Statement and (7) such other matters that are specifically delegated to the Compensation Committee by our Board of Directors from time to time.
The Compensation Committee acts pursuant to a formal charter, which is available on our corporate website at www.talinternational.com. The charter may be found on our website as follows: From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on

“Compensation Committee” in the middle of the page. A written copy of the Compensation Committee charter may be obtained free of charge by sending a request in writing to Marc Pearlin, our Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of three independent directors: Messrs. Baker (Chairman), Kaspers and Lindeberg. The Nominating and Corporate Governance Committee met twice during 2015. The Nominating and Corporate Governance Committee’s purpose is to assist our board in identifying individuals qualified to become members of our Board of Directors, assess the effectiveness of the board and develop our corporate governance principles. The Nominating and Corporate Governance Committee is responsible for (1) identifying and recommending for election individuals who meet the criteria the Board has established for board membership, (2) recommending nominees to be presented at the Annual Meeting of stockholders, (3) reviewing the Board’s committee structure and recommending to the Board the composition of each committee, (4) annually reviewing director compensation and benefits, (5) establishing a policy for considering stockholder nominees for election to our Board, (6) developing and recommending a set of corporate governance guidelines and reviewing them on an annual basis and (7) developing and recommending an annual self-evaluation process of the Board and its committees and overseeing such self-evaluations.
The Nominating and Corporate Governance Committee acts pursuant to a formal charter, which is available on our corporate website at www.talinternational.com. The charter may be found on our website as follows: From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Nominating and Corporate Governance Committee” in the middle of the page. A written copy of the Nominating and Corporate Governance Committee charter may be obtained free of charge by sending a request in writing to Marc Pearlin, our Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577.
Executive Sessions
To promote open discussion among the non-executive directors, our non-executive directors, who are all independent, meet occasionally in executive sessions without management participation. For purposes of such executive sessions, our “non-executive” directors are those directors who are not executive officers of the Company. Although the Board of Directors has not designated a lead independent director, Mr. Lindeberg presides at such executive sessions.
Interested parties, including stockholders, may communicate directly with our non-executive directors by writing to the non-executive directors in care of Marc Pearlin, Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577. Correspondence received by the Secretary will be forwarded to the appropriate person or persons in accordance with the procedures adopted by the non-executive directors.
Director Nomination Process
The Nominating and Corporate Governance Committee makes recommendations to our Board of Directors regarding the size and composition of our Board of Directors. The Nominating and Corporate Governance Committee reviews annually with our Board of Directors the composition of our Board of Directors as a whole and recommends, if necessary, measures to be taken so that our Board of Directors reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for our Board of Directors as a whole and contains at least the minimum number of independent directors required by the New York Stock Exchange and other applicable laws and regulations. The Nominating and Corporate Governance Committee is responsible for ensuring that the composition of our Board of Directors accurately reflects the needs of the Company's business and, in accordance with the foregoing, proposing the addition of members and the necessary resignation of members for purposes of obtaining the appropriate members and skills. In evaluating a director candidate, the Nominating and Corporate Governance Committee considers factors that are in the best interests of the Company and its stockholders, including the knowledge, experience, integrity and judgment of each candidate; the potential contribution of each candidate to the diversity of backgrounds, experience and competencies which our Board of Directors desires to have represented; each candidate’s ability to devote sufficient time and effort to his or her duties as a director; and any other criteria established by our Board of Directors and any core competencies or technical expertise necessary to staff committees.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum qualifications set forth above, based on whether or not the candidate was recommended by a stockholder.

Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to our Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at 100 Manhattanville Road, Purchase, New York 10577 not later than one hundred and twenty (120) days prior to the anniversary date of the proxy statement for the immediately preceding Annual Meeting; provided, however, that in the event that the Annual Meeting is called for a date that is not, within thirty (30) days before or after the anniversary date of the immediately preceding Annual Meeting, notice by the Stockholder in order to be timely received must be so received not later than the close of business on the tenth (10th) day following the day on which public disclosure of the date of the Annual Meeting was first made, and otherwise in compliance with our bylaws. Submission must include the full name, age, business address and residence address of the proposed nominee, a description of the proposed nominee's principal occupation and business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director, the class or series and number of shares of the Company stock that is owned beneficially or of record by the proposed nominee, the name and record address of such nominating stockholder, the class or series and number of shares of the Company stock that is owned beneficially or of record by such nominating stockholder, a description of all arrangements or understandings between such nominating stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, a representation that the nominating stockholder intends to appear in person or by proxy at the 2017 annual meeting to nominate the person(s) named in its written notice of recommendation and such other information as required by Regulation 14A under the Exchange Act. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Code of Ethics
We have adopted the Company's Code of Ethics, which applies to all officers, directors and employees. The Code of Ethics is available on our corporate website at www.talinternational.com and may be found on our website as follows: From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Code of Ethics/Conduct” in the middle of the page. A written copy of the Code of Ethics may be obtained free of charge by sending a request in writing to Marc Pearlin, our Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577.
Additionally we have adopted the Company's Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics for Chief Executive and Senior Financial Officers is available on our corporate website at www.talinternational.com and may be found on our website as follows: From our main web page, scroll over “Investors” on the left side of the page and click on “Corporate Governance” from the drop down menu. Next, click on “Code of Ethics for Chief Executive and Senior Financial Officers” in the middle of the page. A written copy of the Code of Ethics for Chief Executive and Senior Financial Officers may be obtained free of charge by sending a request in writing to Marc Pearlin, our Secretary at TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577.
If we make any substantive amendment to, or grant a waiver from, a provision of the Company's Code of Ethics or the Company's Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website at www.talinternational.com.
Communications with Directors
Stockholders may communicate with our Board of Directors as a group, the non-executive (independent) directors as a group or an individual director directly by submitting a letter in a sealed envelope labeled accordingly. This letter should be placed in a larger envelope and mailed to TAL International Group, Inc., 100 Manhattanville Road, Purchase, New York 10577, Attention: Marc Pearlin, Secretary.

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information regarding the compensation earned by our directors in 2015:
DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (A)	Common Stock Awards ($) (B)	All Other Compensation ($)	Total ($)
Malcolm P. Baker	45,000	144,340	—	189,340
Claude Germain	55,000	144,340	—	199,340
Kenneth J. Hanau	40,000	144,340	—	184,340
Helmut Kaspers	40,000	144,340	—	184,340
Frederic H. Lindeberg	55,000	144,340	—	199,340
Total	235,000	721,700	—	956,700

(A)
In 2015, directors received a $35,000 annual retainer, $5,000 for serving on one or more Committees, and an additional $5,000 for serving as the Chair of a Committee, except that the Chair of the Audit Committee and the Chair of the Compensation Committee received an additional $15,000 for serving as Chair.

(B)
On January 15, 2015, Messrs. Baker, Germain, Hanau, Kaspers, and Lindeberg were each granted 3,500 shares of Common Stock. These shares of stock were granted to these independent directors at a price of $41.11 per share and were fully vested upon grant.

For Mr. Sondey’s compensation, please see the 2015 Summary Compensation Table.
All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors and committee meetings.
COMPENSATION OF EXECUTIVE OFFICERS
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the material elements of the Company's compensation program for its Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (the "Named Executive Officers"). Additional details are provided for each element of compensation in the tables and narratives which follow.
Compensation Objectives and Philosophy
The Company seeks to provide its senior executives with compensation packages that fairly reward the executives for their contributions to the Company and allow the Company to recruit and retain high quality individuals. The Company seeks to structure its compensation plans so that they are straightforward for the executives and stockholders to understand and value, and relatively easy for the Company to administer. The Company links a portion of overall compensation to near-term and long-term measures of performance to motivate its executives and align their interests with those of our stockholders.
We believe that our compensation policies and practices do not promote excessive risk taking and therefore are not reasonably likely to have a material adverse effect on the Company. As described above under "Risk Management", the Board of Directors has oversight responsibility with respect to risk management. The Compensation Committee oversees the Company's compensation and employee benefit plans and practices, including its executive compensation program and equity-based grant plan and in doing so, reviews each to see that they do not encourage excessive risk taking. The Company also has a policy prohibiting employees from engaging in speculative transactions involving Company stock, including hedging or pledging transactions. See "Anti-Hedging and Anti-Pledging Policy" below.
The stockholder’s approval in 2015, on an advisory basis, of the overall compensation of the Named Executive Officers was taken into consideration in maintaining the general design of TAL’s executive compensation program.

Compensation Programs
The Company’s executive compensation programs include the following elements:

•	A base salary and a package of employee benefits that strives to be competitive with those offered to senior executives by our peers;

•	Annual incentive compensation based on individual and company performance; and

•	Share-based, long-term incentive compensation.
Roles and Responsibilities
The Compensation Committee (the "Committee") is comprised of three independent directors: Claude Germain (Chairman), Helmut Kaspers and Frederic H. Lindeberg. In accordance with its written charter, the Committee is responsible for establishing and overseeing the Company's compensation and benefit philosophies, plans and practices, including its executive annual base compensation, annual incentive compensation program and equity-based compensation plan.

Compensation for the Chief Executive Officer and all senior executives is established by the Committee. The Committee makes all compensation decisions with respect to our Chief Executive Officer and reviews and considers our Chief Executive Officer’s recommendations with respect to compensation decisions for our other Named Executive Officers. The Committee has the authority under its charter to retain compensation consultants to assist it in setting executive compensation.
In establishing annual executive compensation, the Committee utilizes the following:

•	Executive compensation history;

•	Comparable company compensation; and

•	Executive and Company performance relative to established targets.
Benchmarking
The Company regularly reviews the compensation practices and the level of executive compensation at selected peer companies. Historically, this peer compensation analysis has been conducted annually, alternating between an analysis conducted in one year by the Company and then in the following year by an outside compensation consulting firm. As part of this review, the Company assesses the overall target and actual compensation levels and analyzes the mix of base salary, annual incentive compensation and long-term and equity-linked compensation of the Named Executive Officers at the peer companies. The Company does not specifically link the target or actual compensation levels of its Named Executive Officers to those at the identified peer companies, but rather uses the peer analysis as a point of reference when determining appropriate overall compensation levels and mix of compensation for its Named Executive Officers.
During 2015, the Committee was presented with a Company prepared review of the Named Executive Officers’ compensation, with benchmarking against compensation practices of a Company identified peer group. This review supplemented a 2014 formal compensation benchmark analysis completed by Compensia, a compensation consultant that reviewed the Named Executive Officers’ compensation and performed benchmarking against compensation practices at a broad range of companies with revenue less than $1.1 billion as well as against a group of peer companies constructed by Compensia with input from Company management.
The peer group companies used in the 2015 benchmarking survey were:

• Aircastle Limited	• Hub Group
• CAI International	• Matson
• Forward Air	• McGrath Rentcorp
• GATX	• Mobile Mini
• H&E Equipment Services

The companies selected are either direct competitors of TAL or companies that operate in similar or adjacent industries.
The 2015 benchmarking survey considered base salary, total cash compensation, and long term equity grants. The 2015 survey found that the Company’s total compensation for the Chief Executive Officer was slightly above the mean indicated by the identified peer companies and was approaching the middle of the range indicated by the identified peer companies for the remaining executives. The information provided by the survey was considered in establishing executive compensation levels for 2016.
Elements of Compensation
The Company’s executive compensation program consists of the following principal elements:

•	Base salary;

•	Annual cash-based incentive compensation based on the achievement of individual and Company performance goals, which are equally weighted;

•	Equity‑based long-term compensation; and

•	Employee benefits.
Base Salary
The Committee believes that competitive base salaries are necessary to attract and retain managerial talent. Base salaries are set at levels considered to be appropriate for the scope of the job function, the level of responsibility of the individual, the skills and qualifications of the individual, and the amount of time spent in the position. Base salaries are also established to be competitive with amounts paid to employees and executive officers with comparable qualifications, experience and responsibilities at the peer group companies.
The Committee reviews the performance and sets the salary for the Chief Executive Officer on an annual basis. The Chief Executive Officer makes salary recommendations to the Committee concerning the other Named Executive Officers, and the Committee reviews the Chief Executive Officer’s recommendations and may approve or change the recommendations for the other Named Executive Officers. Recommendations are based on individual performance, peer group data, and published survey data detailing average salary increases across various industries and company sizes.
The following is a summary of the Named Executive Officers’ base salaries:

	2014 Base Salary	2015 Base Salary	Increase
Brian M. Sondey(1)	$698,000	$725,000	3.9%
John Burns(2)	$330,000	$375,000	13.6%
Adrian Dunner	$337,000	$355,000	5.3%
Kevin Valentine	$280,000	$295,000	5.4%
Marc Pearlin	$285,000	$300,000	5.3%

(1)	In December 2015, the Committee approved an increase to Mr. Sondey’s salary for 2016 to $750,000, effective January 1, 2016.

(2)	In December 2015, the Committee approved an increase to Mr. Burns’ salary for 2016 to $390,000, effective January 1, 2016.
Annual Incentive Compensation
The Committee provides for annual incentive compensation in order to tie a portion of senior executives’ compensation to our short-term performance. Each year the Committee sets the target incentive compensation amount and the target incentive compensation range for the Chief Executive Officer. The Chief Executive Officer makes target incentive compensation recommendations to the Committee concerning the other Named Executive Officers, and the Committee reviews the Chief Executive Officer’s recommendations and may approve or change the recommendations for the other Named Executive Officers. Incentive compensation targets and ranges are expressed as a percentage of base salary. Targets are based on peer group levels, and generally referenced to benchmark data. Each year, the Committee also establishes the performance criteria to be used as a guideline for the incentive compensation calculation, and other terms and conditions of awards under the incentive compensation program.
Each year the Board of Directors, with input from the Company’s senior management, sets the operating and financial plan for the Company, which includes the plan level for Adjusted Pre-tax Earnings per Share (“APEPS”). The Company focuses on adjusted pre-tax results since it considers gains and losses on interest rate swaps and the write-off of deferred financing costs to be unrelated to operating performance and since it does not expect to pay any significant income taxes for a number of years due to the availability of accelerated tax depreciation on its existing container fleet and anticipated future equipment purchases. The Compensation Committee uses this financial plan to establish the target level of APEPS for the APEPS component of annual incentive compensation. The Compensation Committee also establishes a payout matrix that determines how the actual level of the APEPS component will vary based on different levels of achieved APEPS. For 2015, it was determined that executives would receive 100% of the APEPS component of their annual incentive compensation if actual APEPS equaled the plan level, and that actual payouts for the APEPS component would range from 0% of target if actual APEPS was less than 70% of plan APEPS to 200% of target if actual APEPS was more than 120% of plan APEPS. For 2015, target APEPS was $5.57 and actual APEPS was $4.40 resulting in a payout of 62% of the Incentive Compensation Target for the APEPS component of annual incentive compensation.
For the individual performance component of annual incentive compensation, each of the executive officers are evaluated based on a number of qualitative and quantitative metrics that the Compensation Committee believes are important measures of the Company’s and the executive officers’ performance. These criteria vary among the Company’s executive officers depending on their roles. Assessment criteria include strategic considerations such as how the Company’s operating and financial performance compared to the performance of its peers, how the Company’s growth rate compared to growth in the Company’s market, and how the Company’s market share changed with key customers. Performance on additional financial metrics such as leasing revenues and EBITDA are also considered as are changes in key operating metrics such as container utilization and average lease rates. The individual performance component is not determined by a formula comparing actual performance and target performance on these criteria. The Committee discusses the Company’s performance with reference to these criteria, and evaluates the strategic, operating and financial success of the Company as well as the perceived strength and importance of the contribution of each of the executive officers to the Company’s performance.
The following table shows the annual incentive compensation targets, ranges and actual incentive compensation awards for the most recent three years paid to our Named Executive Officers (in percentages):

	Annual Incentive Compensation Target % of Salary	Annual Incentive Compensation Range % of Salary	Annual Incentive Compensation Actual % of Salary
			2015	2014	2013
Brian M. Sondey - 2015	100	0 - 200	115	N/A	N/A
Brian M. Sondey - 2014 & 2013 (1)	65	0 - 130	N/A	72	74
John Burns	60	0 - 120	64	60	57
Adrian Dunner	60	0 - 120	49	60	59
Kevin Valentine - 2015 & 2014	60	0 - 120	49	63	N/A
Kevin Valentine - 2013 (2)	50	0 - 100	N/A	N/A	52
Marc Pearlin	40	0 - 80	37	40	39

(1)	In December 2014, the Committee increased Mr. Sondey's annual incentive compensation target amount to 100% of salary, effective January 1, 2015.

(2)	In December 2013, the Committee increased Mr. Valentine's annual incentive compensation target amount to 60% of salary, effective January 1, 2014.
Long-Term Equity Compensation
The Company utilizes long-term equity compensation to retain key employees, motivate them to achieve long-range goals and align their compensation with the growth of long-term value for our stockholders. The Committee administers the plans and determines the individuals eligible to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the other terms, conditions, performance criteria and restrictions on the awards.

Restricted Stock Grants
The Compensation Committee considers individual performance, the importance of each executive officer to the Company’s current performance, each executive officer’s tenure in the position, relative experience and future leadership potential and how the executive officer’s total and long-term equity-linked compensation compares to levels at the identified peer companies in determining how many shares of restricted stock to award each of the executive officers. In considering the individual performance of each executive officer, the Committee considers many of the same factors considered in determining the individual performance component of annual incentive compensation, and similarly, the Committee exercises discretion in its assessment and in allocating shares of restricted stock.
In 2015, the Committee approved the issuance of 141,250 shares of restricted stock to the Named Executive Officers and other management employees. Individual grants were set based on peer group levels and the Committee’s assessment of individual performance. The shares of restricted stock granted in 2015 have a cliff vesting date of January 1, 2018 contingent on continued employment as of the vesting date. The 2013 and 2014 restricted stock grants have cliff vesting as of the dates set forth in the table below and are contingent on continued employment as of the vesting date. There were no other restricted stock grants issued to the Named Executive Officers or other management employees in 2015.
The following table lists the restricted stock grants outstanding for the Named Executive Officers as of December 31, 2015:

	Restricted Stock Issued 2013	Vest Date for 2013 Grant	Restricted Stock Issued 2014	Vest Date for 2014 Grant	Restricted Stock Issued 2015	Vest Date for 2015 Grant
Brian M. Sondey	28,000	Jan. 1, 2016	28,000	Jan. 1, 2017	31,000	Jan. 1, 2018
John Burns	10,500	Jan. 1, 2016	10,500	Jan. 1, 2017	10,500	Jan. 1, 2018
Adrian Dunner	10,500	Jan. 1, 2016	10,500	Jan. 1, 2017	10,500	Jan. 1, 2018
Kevin Valentine	7,500	Jan. 1, 2016	8,000	Jan. 1, 2017	8,500	Jan. 1, 2018
Marc Pearlin	6,000	Jan. 1, 2016	6,000	Jan. 1, 2017	6,000	Jan. 1, 2018
Employee Benefits
For all Named Executive Officers, the Company provides health and welfare benefits and an employee funded tax-qualified 401(k) plan with the Company matching employee contributions up to 3% of the employee’s salary, subject to IRS regulations and plan contribution limits. These are the same plans offered to all U.S. employees. All Named Executive Officers also receive a car allowance. Mr. Dunner receives a housing allowance in the amount of $12,500 per month related to the additional housing costs he incurs while on assignment in Hong Kong.
Deferred Compensation Plan
The Company does not offer a deferred compensation plan to its Named Executive Officers.
Pension Plan
The Company does not offer a pension plan to its Named Executive Officers.
Change of Control
The 2013 and 2014 restricted stock grants under the Company’s 2005 Management Omnibus Incentive Plan and the 2015 restricted stock grants under the 2014 Equity Incentive Plan provide that the awards shall vest in the event of a Change of Control (as defined in the applicable award agreement). Otherwise, there are no change of control agreements with our Named Executive Officers.
Employment Agreement with Mr. Sondey
In November 2004, we entered into an employment agreement with Mr. Sondey, whereby he agreed to serve as our Chief Executive Officer. The agreement currently provides for automatically renewing successive one-year terms subject to at least 90 days’ advance notice by either party of a decision not to renew the employment agreement. Mr. Sondey’s base salary for 2016 is $750,000, and under the terms of the employment agreement, is increased annually to reflect his performance and increases in the consumer price index. Mr. Sondey is also entitled to certain perquisites, as well as other benefits that are provided to other employees, which include health and disability insurance and paid vacations. Mr. Sondey is entitled to severance pay if his employment is terminated by us without cause (as defined by the employment agreement), if he terminates his employment for good reason (as defined by the employment agreement) or if he dies or becomes disabled. Upon a termination without cause or for good reason, Mr. Sondey is entitled to severance pay equal to his base salary and incentive compensation for 18 months. Upon termination of Mr. Sondey’s employment for any reason or no reason, subject to our election to continue to pay to Mr. Sondey his base salary for a one-year period following such termination, unless such termination is for cause, Mr. Sondey will be restricted from competing with us for a period of one year following such termination.
Non-Compete Agreements
We do not have any employment agreements with any other Named Executive Officers. However, all of our Named Executive Officers are bound by non-compete agreements, which provide that upon the termination of a Named Executive Officer's employment for any reason or no reason, subject to our election to continue to pay to that Named Executive Officer his base salary for a one year period following such termination, unless such termination is for cause, the Named Executive Officer will be restricted from competing with us for a period of one year following such termination. Our Named Executive Officers are also prohibited from disclosing any of our confidential information.
Executive Severance Plan
As previously announced, the Company and Triton Container International Limited ("Triton") have entered into a transaction agreement (the "Transaction Agreement") providing for the combination of the Company and Triton under a new holding company named Triton International Limited (the "Mergers"). In 2015, in connection with the execution of the Transaction Agreement, we adopted the TAL International Group, Inc. Executive Severance Plan (the "Executive Severance Plan") effective for the period beginning on November 9, 2015, and ending on the first anniversary of the closing date of the Mergers. Upon a qualifying termination of employment under the terms of the Executive Severance Plan, the Named Executive Officers employed in the United States (other than the Company's Chief Executive Officer, whose severance is governed by the terms of his employment agreement, as described below) will be eligible to receive severance payments under the Executive Severance Plan, with payment amounts depending upon the nature of the termination.
Under the terms of the Executive Severance Plan, if a participant is involuntarily terminated for performance reasons (as determined by the plan administrator), and provided that such termination is not the result of willful misconduct or gross negligence and is not for cause, the participant will receive the following severance payments (the "Category One Severance Payments"): (i) one week of base salary for one but less than five years of service; (ii) two weeks of base salary for five but less than ten years of service; and (iii) three weeks of base salary for ten or more years of service.
The Executive Severance Plan further provides that, if a participant’s employment is either (A) involuntarily terminated by the Company in connection with (i) a workforce reduction due to economic conditions or a decrease in company performance, (ii) a reorganization causing the discontinuance of jobs or resulting in changed job aptitude or skill requirements, (iii) being unable to locate another position after returning from a disability leave of absence because the prior position was filled or eliminated during the leave or (iv) a transfer of job functions to a third party or (B) terminated by the participant for good reason (as defined in the Executive Severance Plan), and provided in each case that the participant does not voluntarily resign or abandon his or her job, the participant does not accept a position within the Company or with a third party to which the Company transfers job functions or sells assets, the participant does not decline an offer of a comparable position with the Company or a third party to which the Company transfers job functions or sells assets, and the termination is not for cause (as defined in the U.S. Executive Severance Plan), then the participant will be eligible to receive a payment equal to eighteen months of base salary and target bonus (the "Category Two Severance Payments").
Severance payments under the Executive Severance Plan will be made in a lump sum within forty-five days of the participant’s termination date, subject to the participant’s prior execution of a waiver and release of claims. The Executive Severance Plan does not provide for any tax gross-up payments. In the event that any severance payment under the Executive Severance Plan would result in a participant being subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), such severance payments will be reduced to the extent necessary to make such payments not subject to the excise tax.
Executive Retention Bonus Plan
In 2015, in connection with the execution of the Transaction Agreement, we adopted the TAL International Group, Inc. Executive Retention Bonus Plan (the "Executive Retention Bonus Plan"), which provides for a retention bonus equal to six months of a participant's base salary upon the earliest to occur of (i) the first anniversary of the effective time of the Mergers, provided that the participant remains continuously employed through, and has not tendered a notice of resignation prior to, such date, (ii) the termination of the participant's employment without cause or by the participant for good reason (each as defined in the Executive Retention Bonus Plan), (iii) the participant’s death or disability and (iv) June 30, 2017, provided that the participant remains continuously employed through, and has not tendered a notice of resignation prior to, such date. The retention bonus will be paid in a lump sum no later than sixty days following the applicable vesting date. Each of the Named Executive Officers participates in the Executive Retention Bonus Plan.
The Executive Retention Bonus Plan does not provide for any tax gross-up payments. In the event that any retention bonus payable under the Executive Retention Bonus Plan would result in the Named Executive Officer being subject to any excise tax imposed under Section 4999 of the Code, such retention bonus will be reduced to the extent necessary to make such payment not subject to the excise tax.
Anti-Hedging and Anti-Pledging Policy
Hedging and similar monetization transactions by a director or an executive officer can lead to a misalignment between the objectives of that director or executive officer and the objectives of our stockholders. The Company has a policy prohibiting employees, including officers, and directors from engaging in speculative transactions involving Company stock, including purchasing Company stock on margin, pledging Company stock to secure a loan, trading in options on the Company's stock, or short sales of Company stock.
Tax Deductibility of Compensation
Internal Revenue Code Section 162(m) generally imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the chief executive officer as well as any of the Company’s three other most highly compensated officers (other than the chief financial officer). Qualifying performance-based compensation is not subject to this deduction limit. While it is the Committee’s objective to avoid the deduction limitations of Section 162(m), compensation paid may not be deductible because it exceeds the limitations or does not meet the “performance-based” or other requirements for deductibility under Section 162(m).
For a complete summary of all Named Executive Officers’ compensation, please see the Summary Compensation Table below.
Merger-Related Compensation For Named Executive Officers

As previously announced, the Company and Triton have entered into the Transaction Agreement providing for the Mergers. Each of the Named Executive Officers are eligible to receive certain compensation that is based on or otherwise relates to the Mergers.
At the effective time of the Mergers, all restricted shares held by the Named Executive Officers that were granted in 2014 and 2015 will automatically vest as a result of the completion of the Mergers. Restricted shares held by the Named Executive Officers granted in January 2016 do not automatically vest as a result of the completion of the Mergers and will be converted at the effective time of the Mergers into restricted shares of Triton International Limited.
As described above, each of the Named Executive Officers is also entitled to certain "double-trigger" severance payments upon certain terminations of employment, in the case of Mr. Sondey, under the terms of his employment agreement, and in the case of the other Named Executive Officers, under the terms of the Executive Severance Plan, and each Named Executive Officer is eligible to receive a retention bonus under the Executive Retention Bonus Plan.
Assuming that the Mergers were completed and the employment of each of the Named Executive Officers was involuntarily terminated without cause or for good reason on December 31, 2015, each Named Executive Officer would receive approximately the amounts set forth in the table below. The amounts reported below are estimates based on multiple assumptions that may or may not actually occur and do not reflect certain compensation actions that may occur prior to the completion of the Mergers (such as any merit-based salary increases). As a result, the actual amounts, if any, to be received by a Named Executive Officer may materially differ from the amounts set forth below.

Golden Parachute Compensation

Name	Cash ($)(1)	Equity ($)(2)	Other ($)(3)	Total ($)
Brian M. Sondey	2,175,000	2,149,450	362,500	4,686,950
John Burns	900,000	781,305	187,500	1,868,805
Adrian Dunner	852,000	781,305	177,500	1,810,805
Kevin Valentine	708,000	592,500	147,500	1,488,000
Marc Pearlin	630,000	446,460	150,000	1,226,460

(1)    These amounts represent double-trigger cash severance amounts. For Mr. Sondey, this amount represents the continued payment of his base salary and annual incentive compensation for eighteen months following his termination date under the terms of his employment agreement. For the other Named Executive Officers, these amounts represent eighteen months of base salary and target bonus paid in a lump sum within forty-five days of the Named Executive Officer's termination date, subject to his prior execution of a waiver and release of claims and the terms and conditions of the Executive Severance Plan.

(2)    These amounts represent the aggregate value of the fully vested Triton International Limited common shares that each Named Executive Officer will receive in respect of his outstanding restricted shares granted in 2013, 2014 and 2015, assuming the single-trigger vesting of all such outstanding restricted shares as a result of the completion of the Mergers, as well as the value of accrued dividends that will be paid to each Named Executive Officer upon vesting of their restricted shares. In accordance with the applicable SEC disclosure rules, the aggregate value of the fully vested Triton International Limited common shares has been calculated based on an implied share price of TAL common stock of  $19.38 per share, which is the average closing market price of the Company's common stock over the first five business days following November 9, 2015, the date of the first public announcement of the transaction agreement. Restricted shares granted in January 2016 do not automatically vest as a result of the completion of the Mergers and will be converted at the effective time of the Mergers into restricted shares of Triton International Limited as set forth above. The following table summarizes the amounts set forth in this column:

Name	Restricted TAL Shares (#)	Total Value of Resulting Consideration ($)	Total Value of Dividends that Accrued During Vesting Period ($)	Total ($)
Brian M. Sondey	87,000	1,686,060	463,390	2,149,450
John Burns	31,500	610,470	170,835	781,305
Adrian Dunner	31,500	610,470	170,835	781,305
Kevin Valentine	24,000	465,120	127,380	592,500
Marc Pearlin	18,000	348,840	97,620	446,460

(3)    These amounts represent the cash retention bonuses equal to six months of each Named Executive Officer's base salary that are payable under the Executive Retention Bonus Plan. These amounts are single-trigger payments that are generally payable within 60 days of (i) the first anniversary of the effective time of the Mergers or (ii) June 30, 2017, whichever occurs first, subject to continued employment through the applicable date, provided that payment of the retention bonus will be accelerated upon a termination of the Named Executive Officer's employment without cause or good reason or the Named Executive Officer's death or disability prior to such dates.
Compensation Committee Interlocks and Insider Participation
The Board of Directors has established a Compensation Committee, consisting of Messrs. Germain, Lindeberg and Kaspers. No members of the Compensation Committee are officers, employees or former officers of the Company. No executive officer of the Company served as a member of the compensation committee (or other committee performing equivalent functions) or board of directors of another entity, one of whose executive officers served on the Compensation Committee or as a director of the Company.

Report of the Compensation Committee
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.
THE COMPENSATION COMMITTEE
Claude Germain, Chairman
Helmut Kaspers
Frederic H. Lindeberg

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 31, 2015, 2014 and 2013. The “Named Executive Officers” are the Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers ranked by their total compensation in the table below:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(A)	Non-Equity Incentive Plan Compensation ($)(B)	All Other Compensation ($)(C)	Total ($)
Brian M. Sondey	2015	725,000	1,274,410	831,938	16,979	2,848,327
Chairman, President, Chief Executive Officer, Director	2014	698,000	1,236,480	499,070	16,523	2,450,073
	2013	672,525	1,175,720	500,000	16,327	2,364,572

John Burns	2015	375,000	431,655	238,500	17,524	1,062,679
Senior Vice President, Chief Financial Officer	2014	330,000	463,680	198,000	16,131	1,007,811
	2013	320,000	440,895	183,360	15,950	960,205

Adrian Dunner	2015	355,000	431,655	172,530	166,526	1,125,711
Senior Vice President, Asia Pacific	2014	337,000	463,680	202,500	166,149	1,169,329
	2013	322,500	440,895	189,630	165,700	1,118,725

Kevin Valentine	2015	295,000	349,435	143,370	16,326	804,131
Senior Vice President, Trader and Global Operations	2014	280,000	353,280	176,400	15,772	825,452
	2013	265,000	314,925	136,475	15,595	731,995

Marc Pearlin	2015	300,000	246,660	112,200	17,900	676,760
Vice President, General Counsel and Secretary	2014	285,000	264,960	114,000	16,569	680,529
	2013	275,000	251,940	107,800	16,367	651,107

(A)    The stock award values shown in this column represent the grant date fair value as calculated in accordance with FASB ASC 718 - "Compensation - Stock Compensation." For further discussion regarding the assumptions used in valuing the stock awards, please refer to TAL's Form 10-K (Footnote 6 - "Capital Stock and Stock Options") filed on February 29, 2016. These stock awards have three-year cliff vesting. Information concerning the stock awards is shown in the table below:

Grant Date	Grant Price	Vesting Date
January 15, 2015	$41.11	January 1, 2018
January 29, 2014	$44.16	January 1, 2017
January 29, 2013	$41.99	January 1, 2016

(B)	Represents cash awards earned under our annual incentive compensation program.
(C)    In 2015, all other compensation consisted of the following:

Name	Housing Allowance ($)		Savings Plan Company Match ($)	Other Compensation(1) ($)	Total ($)
Brian M. Sondey	—		7,950	9,029	16,979
John Burns	—		7,950	9,574	17,524
Adrian Dunner	150,000	(2)	7,950	8,576	166,526
Kevin Valentine	—		7,950	8,376	16,326
Marc Pearlin	—		7,950	9,950	17,900

(1)	Other compensation includes Company paid car allowances and Company paid life insurance premiums for coverage exceeding $50,000.

(2)	Mr. Dunner was paid a monthly housing allowance of $12,500. Mr. Dunner’s housing allowance amount is related to the additional housing costs he incurs while on assignment in Hong Kong.
GRANTS OF PLAN-BASED AWARDS TABLE FOR 2015
The following table includes certain information with respect to the non-equity incentive compensation plan awards and equity awards for the Named Executive Officers during the fiscal year ended December 31, 2015:

	2015 Range of Incentive Compensation		2015 Target Incentive Compensation		2015 Actual Incentive Compensation		2015 Restricted Stock Issued
	% of Salary	$	% of Salary	$	% of Salary	$	# of shares(1)	Grant Date	Grant Date Fair Value of Stock Awards ($)(2)(3)
Brian M. Sondey	0 - 200	0 - 1,450,000	100	725,000	115	831,938	31,000	January 15, 2015	1,274,410
John Burns	0 - 120	0 - 450,000	60	225,000	64	238,500	10,500	January 15, 2015	431,655
Adrian Dunner	0 - 120	0 - 426,000	60	213,000	49	172,530	10,500	January 15, 2015	431,655
Kevin Valentine	0 - 120	0 - 354,000	60	177,000	49	143,370	8,500	January 15, 2015	349,435
Marc Pearlin	0 - 80	0 - 240,000	40	120,000	37	112,200	6,000	January 15, 2015	246,660
(1)        Represents shares of restricted stock that cliff-vest on January 1, 2018.

(2)       The grant date fair value of the restricted stock awards reported in this column is the grant date value of the awards as determined under FASB ASC 718 - "Compensation - Stock Compensation".

(3)	The Company's closing market price on the grant date was $41.11.
OPTIONS EXERCISED AND STOCK VESTED IN 2015
The following table includes shares of common stock received in 2015 by the Named Executive Officers due to the vesting of restricted stock awards granted to them on January 18, 2012 that vested on January 1, 2015:

	Shares Received Due to Stock Option Exercises	Restricted Stock Awards Granted on January 18, 2012 and Vested on January 1, 2015	Value Realized on Vesting ($) (1)
Brian M. Sondey	—	25,000	1,089,250
John Burns	—	10,500	457,485
Adrian Dunner	—	10,500	457,485
Kevin Valentine	—	7,500	326,775
Marc Pearlin	—	6,000	261,420

(1)	The dollar amount represents the number of shares acquired on vesting multiplied by the market closing price of our common stock on the vesting date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2015
The following table includes certain information with respect to restricted stock awards held by each of the Named Executive Officers as of December 31, 2015. None of the Named Executive Officers had unexercised stock options as of December 31, 2015.

	Stock Awards
Name(A)	Number of Shares That Have Not Vested (#)(A)	Market Value of Shares That Have Not Vested ($)(B)
Brian M. Sondey	87,000	1,383,300
John Burns	31,500	500,850
Adrian Dunner	31,500	500,850
Kevin Valentine	24,000	381,600
Marc Pearlin	18,000	286,200

(A)
Mr. Sondey’s restricted shares vest as follows: 28,000 shares on January 1, 2016, 28,000 shares on January 1, 2017 and 31,000 shares on January 1, 2018. The restricted shares held by Mr. Burns and Mr. Dunner vest as follows: 10,500 shares on January 1, 2016, 10,500 shares on January 1, 2017 and 10,500 shares on January 1, 2018. Mr. Valentine’s restricted shares vest as follows: 7,500 shares on January 1, 2016, 8,000 shares on January 1, 2017 and 8,500 shares on January 1, 2018. Mr. Pearlin’s restricted shares vest as follows: 6,000 shares on January 1, 2016, 6,000 shares on January 1, 2017 and 6,000 shares on January 1, 2018.

(B)	The closing market price of the Company’s common stock on December 31, 2015 was $15.90.
Potential Payments upon Termination of Employment Obligations
Under the terms of his employment contract, Mr. Sondey is entitled to a minimum guaranteed payment of his base salary and incentive compensation for 18 months after termination of his employment (without cause by the Company or for good reason by Mr. Sondey). Assuming a qualifying termination of his employment occurred on December 31, 2015, Mr. Sondey would have been entitled to receive $2,250,000 under the terms of his employment agreement. All of the Named Executive Officers are also bound by a non-compete agreement, which states that when employment terminates, the Company may exercise the non-compete arrangement for a period of one year, with the Named Executive Officers entitled to a payment of one year's salary.
Under the terms of the Executive Severance Plan, assuming a qualifying termination of employment resulting in the payment of Category One Severance Benefits occurred on December 31, 2015, each of the Named Executive Officers participating in such plan would be eligible to receive the following payments: Mr. Burns: $21,635; Mr. Dunner: $20,481; Mr. Valentine: $17,019; and Mr. Pearlin: $17,308. For each Named Executive Officer, these amounts represent three weeks of base salary. Assuming a qualifying termination of employment resulting in the payment of Category Two Severance Benefits occurred on December 31, 2015, each of the Named Executive Officers participating in such plan would be eligible to receive the following payments: Mr. Burns: $900,000; Mr. Dunner: $852,000; Mr. Valentine: $708,000; and Mr. Pearlin: $630,000. For each Named Executive Officer, these amounts represent eighteen months of base salary and target bonus.
Under the terms of the Executive Retention Bonus Plan, assuming a qualifying termination of employment resulting in the payment of a retention bonus occurred on December 31, 2015, each of the Named Executive Officers participating in such plan would be eligible to receive the following payments: Mr. Sondey: $362,500; Mr. Burns: $187,500; Mr. Dunner: $177,500; Mr. Valentine: $147,500; and Mr. Pearlin: $150,000. For each Named Executive Officer, these amounts represent six months of base salary.
For all of the Named Executive Officers, in the event their employment is terminated due to death, disability, or by the Company for any reason other than Cause (as such terms are defined in the award agreement or the 2014 Equity Incentive Plan or 2005 Management Omnibus Incentive Plan, whichever is applicable), all unvested restricted shares which were not granted during the year in which such termination of employment occurs will vest. For grants under the 2005 Management Omnibus Incentive Plan or the 2015 grants under the 2014 Equity Incentive Plan, in the event their employment is terminated due to their retirement, provided they are above the age of 60, all unvested restricted shares will vest as of the Named Executive Officer's termination of employment. Upon the occurrence of a Change of Control (as defined in the applicable award agreement), all unvested restricted shares will vest as of the date of such Change of Control.

Maximum shares eligible for accelerated vesting are shown above in the table "Outstanding Equity Awards at Fiscal Year End for 2015".
Description of Equity Compensation Plans
Our Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Stock Plan”) which was approved by stockholders at our 2014 Annual Meeting on April 22, 2014. The 2014 Stock Plan replaced our 2005 Management Omnibus Incentive Plan. No further grants of awards will be made under the 2005 Management Omnibus Incentive Plan but the terms of the 2005 Management Omnibus Incentive Plan will continue to apply to awards previously issued under that plan.
2014 Stock Plan
We established our 2014 Stock Plan so that we and our subsidiaries could (i) attract and retain persons eligible to participate in the Plan; (ii) motivate persons eligible to participate, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align the interests of the persons eligible to participate with those of the Company’s other stockholders through compensation that is based on the Company’s common stock; and thereby promote the long-term financial interest of the Company and its subsidiaries, including the growth in value of the Company’s equity and enhancement of long-term stockholder return.
Shares reserved for issuance. The maximum number of shares of Common Stock with respect to which awards may be granted under the 2014 Stock Plan is 3,000,000. To the extent that any shares subject to awards have been canceled, expired, not issued or forfeited for any reason (in whole or in part), such shares will again be available for awards under the 2014 Stock Plan. Shares subject to awards that have been retained by the Company or delivered to the Company in payment or satisfaction of the purchase price or tax withholding obligations will again be available for grant under the 2014 Stock Plan on a one-to-one basis. The Compensation Committee may make adjustments in the terms and conditions of, and the criteria included in Awards to reflect stock splits and other similar events, or in recognition of unusual or nonrecurring events affecting the Company or the financial statements of the Company or changes in applicable laws, regulations or accounting principles, as the Compensation Committee determines appropriate in its discretion whenever the Compensation Committee determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2014 Stock Plan.
Administration. The 2014 Stock Plan is administered by the Compensation Committee of our Board of Directors, which has the power to determine the eligibility of individuals to receive awards, the types and number of shares of stock subject to awards, the pricing and timing of awards and to establish the terms, conditions, performance criteria and restrictions on awards.
Participants. Any of our employees, consultants, directors or any other person providing services to us or our subsidiaries, as determined by the Committee, may be selected to participate in the 2014 Stock Plan. The granting of awards under the 2014 Stock Plan is discretionary and therefore, the Company cannot now determine the number or type of awards to be granted in the future to any particular person or group. These participants may receive one or more of the following awards:
Stock Options. Stock options may be granted under our 2014 Stock Plan, including incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options. The exercise price of all stock options granted under the 2014 Stock Plan will be determined by the Compensation Committee, except that the exercise price cannot be less than 100% of the fair market value on the date of the grant (or not less than 110% of fair market value in the case of incentive stock options granted to a participant who, immediately after such grant, owns more than 10% of the total combined voting power or value of all classes of our capital stock).
Upon the exercise of a stock option, the purchase price must be paid in full in either cash or its equivalent by tendering previously acquired shares of our Common Stock with a fair market value at the time of exercise equal to the exercise price, provided such shares have been held for at least six months prior to tender. The Committee may also allow a broker-assisted cashless exercise, the retention of shares by the Company of shares otherwise to be delivered upon the exercise of the stock option or exercise by any other means that it determines to be consistent with the purpose of the 2014 Stock Plan and as permitted under applicable law.
No stock options were granted to the Named Executive Officers or other management employees during 2015.
Stock Appreciation Rights (SAR). A SAR entitles a participant to receive a payment equal in value to the difference between the fair market value of a share of stock on the date of exercise of the SAR over the exercise price of the

SAR, which shall be payable in cash or shares of our Common Stock. The grant price in respect of a SAR shall equal the fair market value of the stock on the date of grant. The terms and conditions of any SAR will be determined by the Compensation Committee at the time of the grant of award and will be reflected in the award agreement.
No stock appreciation rights were granted to the Named Executive Officers or other management employees during 2015.
Restricted Stock. A restricted stock award is the grant of shares of our Common Stock on a date determined by the Committee, and is subject to substantial risk of forfeiture until specific conditions or goals are met. Restricted stock awards are subject to such conditions, restrictions and contingencies as the Compensation Committee shall determine.
In 2015, the Compensation Committee approved the issuance of 141,250 shares of restricted stock to the Named Executive Officers and other management employees for the 2015 benefit year. The restricted stock granted in 2015 have a cliff vesting date of January 1, 2018 contingent upon continued employment as of the date of vesting. No other restricted stock was granted to the Named Executive Officers or other management employees during 2015.
Dividend Equivalent Rights. The award of Dividend Equivalent Rights permits the Participant to earn an amount equal to the dividends or other distributions payable with respect to shares of our Common Stock. The terms and conditions of any Dividend Equivalent Rights will be determined by the Compensation Committee at the time of the grant of the award and will be reflected in the award agreement.
No Dividend Equivalent Rights were granted to the Named Executive Officers or other management during 2015.
Change in Control. In the event of a Change in Control (as defined below), unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges or agreed otherwise in writing by the participants (a) any and all Options and SARs granted under the 2014 Stock Plan shall become immediately exercisable and (b) any restriction periods and restrictions imposed on Restricted Shares shall lapse.
“Change in Control” means (1) a sale of all or substantially all of the Company’s assets or (2) a merger, consolidation or other business combination transaction of the Company with or into another corporation, entity or person; provided however, none of the following shall be considered a Change in Control: (a) a merger effected exclusively for the purpose of changing the domicile of the Company, (b) an equity financing in which the Company is the surviving corporation, or (c) a transaction in which the holders of at least 50% of the shares of voting capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by such shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) 50% or more of the total voting power represented by the shares of voting capital stock of the Company (or surviving entity) outstanding immediately after such transaction.
Termination of Service. Each award agreement shall set forth the extent to which the participant shall have the right to exercise Options and SARs, receive unvested shares of Restricted Stock and unvested Dividend Equivalent Rights, following Termination of Service with the Company. Such provisions will be determined in the sole discretion of the Committee, shall be included in the award agreement entered into with each participant, need not be uniform among all awards issued pursuant to the 2014 Stock Plan, and may reflect distinctions based on the reasons for Termination of Service.
Amendment and Termination. The Board of Directors of the Company may at any time and from time to time, alter, amend, suspend or terminate the 2014 Stock Plan or any Award thereunder in whole or in part; provided, however, that no amendment which requires stockholder approval in order for the 2014 Stock Plan to continue to comply with any applicable tax or securities laws or regulations or the rules of any securities exchange on which the securities of the Company are listed, shall be effective unless such amendment shall be approved by the requisite vote of stockholders of the Company entitled to vote thereon; provided further that no such alteration, amendment, suspension or termination shall adversely affect any Award thereunder without the consent of the participant to whom such Award shall have been made. Notwithstanding the foregoing (and without the consent of any participant), the Board of Directors of the Company may amend the 2014 Stock Plan as it determines appropriate to conform to the requirements of Code Section 409A and applicable guidance of general applicability issued thereunder.

2005 Management Omnibus Incentive Plan.
The Company has frozen the 2005 Management Omnibus Incentive Plan and will not issue any additional grants under this plan. We established our 2005 Management Omnibus Incentive Plan so that we and our subsidiaries could attract and retain certain employees, motivate eligible participants to achieve long-range goals and to provide incentive compensation opportunities to eligible participants that are competitive with those of similar companies. The omnibus incentive plan is administered by the Compensation Committee of our Board of Directors, which has the power to determine the ability of an eligible individual to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and to establish the terms, conditions, performance criteria and restrictions on the awards. Any of our employees, consultants, directors or any other person providing services to us or our subsidiaries, as determined by the Committee, were eligible to be selected to participate in the 2005 Management Omnibus Incentive Plan. The plan provides for one or more of the following awards:
Stock Options. Stock options granted under our 2005 Management Omnibus Incentive Plan, included incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options. The exercise price of all stock options granted under the omnibus incentive plan was determined by the Committee, except that the exercise price could not be less than 100% of the fair market value on the date of the grant (or not less than 110% of fair market value in the case of incentive stock options granted to a participant who, immediately after such grant, owns more than 5% of the total combined voting power or value of all classes of our capital stock).
Upon the exercise of a stock option, the purchase price must be paid in full in either cash or its equivalent by tendering previously acquired shares of our Common Stock with a fair market value at the time of exercise equal to the exercise price, provided such shares have been held for at least six months prior to tender. The Committee may also allow a broker‑assisted cashless exercise, the retention by the Company of shares otherwise to be delivered upon the exercise of the stock options, exercise by the delivery of a promissory note containing terms established by the Committee or exercise by any other means that it determines to be consistent with the purpose of the omnibus incentive plan and as permitted under applicable law.
No stock options under the 2005 Management Omnibus Incentive Plan were granted to the Named Executive Officers or other management employees during 2015. The options granted from the 2005 Management Omnibus Incentive Plan expired on October 17, 2015.
Stock Appreciation Rights (SAR). A SAR entitles a participant to receive a payment equal in value to the difference between the fair market value of a share of stock on the date of exercise of the SAR over the exercise price of the SAR, which shall be payable in shares of our Common Stock. The grant price in respect of a SAR shall equal the fair market value of the stock on the date of the grant. The terms and conditions of any SAR would be determined by the Committee at the time of the grant of the award and reflected in the award agreement.
No stock appreciation rights were granted to the Named Executive Officers or other management employees under the 2005 Management Omnibus Incentive Plan during 2015.
Restricted Stock. A restricted stock award is the grant of shares of our Common Stock on a date determined by the Committee, and is subject to such conditions, restrictions and contingencies as the Committee shall determine, including risk of forfeiture.
Shares reserved for issuance. The maximum number of shares of Common Stock with respect to which awards may be granted under this Omnibus Incentive Plan was 2,500,000. As of December 31, 2015, 1,167,071 shares of Common Stock were outstanding under this omnibus incentive plan. The Company has frozen the 2005 Management Omnibus Incentive Plan and will not issue any additional grants under this plan.
Vesting upon a change of control. If, while any award granted under this Omnibus Incentive Plan remains outstanding, a change of control occurs, then all of the stock options and SARs outstanding at the time of such change of control will become immediately exercisable in full and all restrictions with respect to restricted stock awards shall lapse.
Amendment and termination. The Board of Directors may terminate, amend or modify the 2005 Management Omnibus Incentive Plan at any time; however, the approval of any affected participant must be obtained to amend or terminate the stock option plan to the extent the proposed amendment or termination would adversely affect the rights of any participant or any beneficiary of any award granted under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables show the beneficial ownership of our Common Stock on March 31, 2016:

•	our directors and Named Executive Officers and all of our directors and executive officers as a group; and

•	each person who we know beneficially owns more than 5% of our Common Stock.
Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. The number of shares of our Common Stock beneficially owned by a person includes shares of Common Stock issuable with respect to options and convertible securities held by the person which are exercisable or convertible within 60 days. The percentage of our Common Stock beneficially owned by a person assumes that the person has exercised all options and converted all convertible securities the person holds which are exercisable or convertible within 60 days, and that no other persons exercised any of their options or converted any of their convertible securities. Except as otherwise indicated, the business address for each of the following persons is 100 Manhattanville Road, Purchase, New York 10577-2135. Except as otherwise indicated in the footnotes to the table or in cases where community property laws apply, we believe that each person identified in the table possesses sole voting and investment power over all shares of Common Stock shown as beneficially owned by the person.
The percentages of beneficial ownership are based on 33,395,291 shares of Common Stock outstanding, together with the individual’s options to purchase shares of our Common Stock outstanding which are fully vested as of March 31, 2016 and restricted stock granted and not yet vested. The beneficial ownership of The Vanguard Group, Dimensional Fund Advisors LP, Blackrock, Inc., and LSV Asset Management are as of December 31, 2015.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Brian M. Sondey(1)	257,470	*
John Burns(1)	113,907	*
Adrian Dunner(1)	102,976	*
Kevin Valentine(1)	46,500	*
Marc Pearlin(1)	40,026	*
Malcolm P. Baker	28,300	*
Claude Germain	19,330	*
Kenneth Hanau	12,500	*
Helmut Kaspers	16,500	*
Frederic H. Lindeberg	30,100	*
All directors and executive officers as a group	667,609	2.00%

*	None of the directors or Named Executive Officers beneficially owned 1% or more of the Company's outstanding shares.

(1)
For each Named Executive Officer, number of shares beneficially owned include shares of restricted stock granted in 2014, 2015 and 2016 as follows: Mr. Sondey (90,000 shares); Mr. Burns (31,500 shares); Mr. Dunner (31,500 shares); Mr. Valentine (25,000 shares); and Mr. Pearlin (18,000 shares).

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Five Percent and Greater Stockholders
The Vanguard Group(1)	2,265,677	6.78%
Dimensional Fund Advisors LP(2)	1,842,438	5.52%
Blackrock, Inc.(3)	1,796,998	5.38%
LSV Asset Management(4)	1,716,647	5.14%

(1)
Based on the Schedule 13G/A filed with the SEC on February 11, 2016 by The Vanguard Group. The Vanguard Group had sole voting power over 42,623 shares of Common Stock, sole dispositive power over 2,221,854 shares of Common Stock, and shared dispositive power over 43,823 shares of Common Stock it beneficially owned as of December 31, 2015. The principal business office address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(2)
Based on the Schedule 13G filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP had sole voting power over 1,774,408 shares of Common Stock and sole dispositive power over 1,842,438 shares of Common Stock it beneficially owned as of December 31, 2015. The principal business office address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)
Based on the Schedule 13G/A filed with the SEC on January 27, 2016 by Blackrock, Inc. Blackrock, Inc. had sole voting power over 1,717,960 shares of Common Stock and sole dispositive power over 1,796,998 shares of Common Stock it beneficially owned as of December 31, 2015. The principal business office address for Blackrock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4)
Based on the Schedule 13G filed with the SEC on February 12, 2016 by LSV Asset Management. LSV Asset Management had sole voting power over 1,030,477 shares of Common Stock and sole dispositive power over 1,716,647 shares of Common Stock if beneficially owned as of December 31, 2015. The principal business office address for LSV Asset Management is 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606.

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2015 with respect to outstanding awards and shares remaining available for issuance under the Company's existing equity compensation plan. Information is included in the table as to Common Stock that may be issued pursuant to the Company's equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2005 Management Omnibus Incentive Plan	251,500	$43.11	—
2014 Equity Incentive Plan	138,750	$41.11	2,861,250
Equity compensation plans not approved by our stockholders	—	—	—
Totals	390,250	$42.40	2,861,250

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
All facts and circumstances of any transactions between the Company and any executive officer, director or other related person must be fully disclosed to the chair of the Audit Committee of the Board of Directors, and prior written approval of the Audit Committee of the Board of Directors must be obtained.
Tax Sharing Agreement
We have entered into a tax sharing agreement with our U.S. subsidiaries. Under the agreement, our subsidiaries consent to filing consolidated U.S. federal income tax returns with us for any taxable year for which a consolidated return can be filed and each taxable year thereafter. For each taxable year during which a subsidiary is included in a consolidated federal income tax return, each subsidiary will pay us an amount equal to its allocated federal tax liability for that taxable year and all prior years, with certain adjustments as set forth in the agreement.
Employment Agreements
We have entered into an employment agreement with Brian M. Sondey, our Chief Executive Officer, as described in “Compensation Discussion and Analysis—Employment Contract.”
Director Independence
For a discussion of the independence of directors on our Board of Directors, see "Corporate Governance and Related Matters" under Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Other Fees
The following table sets forth the fees billed to or incurred by the Company for professional services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

Type of Fees	2015	2014
Audit Fees	$895,000	$891,000
Audit‑Related Fees	71,667	131,333
Tax Fees	—	77,190
All Other Fees	514,640	—
Total Fees	$1,481,307	$1,099,523
In accordance with the SEC’s definitions and rules, “audit fees” are fees the Company incurred for professional services in connection with the audit of the Company's consolidated financial statements included in Form 10-K and the review of financial statements included in Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements; “audit‑related fees” are fees for assurance and related services principally in connection with securitized debt financings; “tax fees” are fees for tax compliance and tax advice; and “all other fees” are fees for any services not included in the first three categories.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Ernst & Young LLP. These services may include audit services, audit‑related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Ernst & Young LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by Ernst & Young LLP in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees set forth on the above table were pre-approved by the Audit Committee.
The independent auditors did not provide any financial information systems design and implementation services during the years ended December 31, 2015 and 2014. The Audit Committee did consider whether the provision of such services, tax services and all other services is compatible with the independent auditor’s independence.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements. See Index to Financial Statements beginning on page F-1 on our Annual Report on Form 10-K, filed with the SEC on February 29, 2016, which are incorporated by reference herein.
(a)(2) Financial Statement Schedules. See Index to Financial Statements beginning on page F-1 on our Annual Report on Form 10-K, filed with the SEC on February 29, 2016. All other financial statement schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1.

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

4.47
Series 2014-2 Supplement dated as of May 19, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.69 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.48
Series 2014-2 Note Purchase Agreement dated as of May 8, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, BNP Paribas Securities Corp., Wells Fargo Securities, LLC, and RBC Capital Markets, LLC as Initial Purchasers (incorporated by reference from Exhibit 4.70 to TAL International Group, Inc.'s Form 10-Q filed on July 30, 2014)

4.49
Amendment No. 2 dated October 10, 2014 to the Amended and Restated Indenture, dated as of August 12, 2011, by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National. Association, as Indenture Trustee (incorporated by reference from Exhibit 4.71 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.50
Second Amended and Restated 2009-1 Supplement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference from Exhibit 4.72 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.51
Second Amended and Restated Series 2009-1 Note Purchase Agreement dated as of October 10, 2014 by and between TAL Advantage III LLC, as Issuer and the Noteholders from time to time party thereto and the other financial institutions from time to time party hereto (incorporated by reference from Exhibit 4.73 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.52
Amendment No. 2 dated October 10, 2014 to the Management Agreement dated October 23, 2009 by and between TAL Advantage III LLC, as Issuer and TAL International Container Corporation, as Manager (incorporated by reference from Exhibit 4.74 to TAL International Group, Inc.'s Form 10-Q filed on October 29, 2014)

4.53
Credit Agreement dated as of November 7, 2014 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party hereto, as Lenders, First Niagara Bank, N.A., as Administrative Agent, as Collateral Agent, and as Joint Lead Arranger and Joint Bookrunner, ING Belgium SA/NV, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Equipment Finance, Inc. and PNC Bank, National Association, as Co-documentation Agents (incorporated by reference from Exhibit 4.60 to TAL International Group, Inc.'s Form 10-K filed on February 19, 2015)

4.54
Security Agreement dated as of November 7, 2014, by and among TAL International Container Corporation and First Niagara Bank, N.A. as Collateral Agent (incorporated by reference from Exhibit 4.61 to TAL International Group, Inc.'s Form 10-K filed on February 19, 2015)

4.55		Guaranty dated as of November 7, 2014, made by TAL International Group, Inc. (incorporated by reference from Exhibit 4.62 to TAL International Group, Inc.'s Form 10-K filed on February 19, 2015)

4.56
Series 2014-3 Supplement dated as of November 25, 2014 by and between TAL Advantage V LLC, as Issuer and Wells Fargo Bank, National Association, as the Indenture Trustee (incorporated by reference from Exhibit 4.63 to TAL International Group, Inc.'s Form 10-K filed on February 19, 2015)

4.57
Series 2014-3 Note Purchase Agreement dated as of November 18, 2014 by and between TAL Advantage V LLC, as Issuer, TAL International Container Corporation, as Manager, RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, ABN Amro Securities (USA) LLC, Nomura Securities International, Inc., and Mizuho Securities USA Inc. as Initial Purchasers (incorporated by reference from Exhibit 4.64 to TAL International Group, Inc.'s Form 10-K filed on February 19, 2015)

4.58	***
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

10.5	+	2005 Management Omnibus Incentive Plan (incorporated by reference from Exhibit 10.33 to TAL International Group, Inc.'s Form 10-K filed on March 20, 2006)

10.6	+	2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 to TAL International Group, Inc.'s Form S-8 filed on July 30, 2014)

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to the TAL International Group, Inc.'s Form 8-K filed on April 3, 2006)

21.1	***	List of Subsidiaries

23.1	***	Consent of Independent Registered Public Accounting Firm

24.1	***	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

+     Indicates a management contract or compensatory plan or arrangement.
*     Filed herewith.
**     Furnished herewith.
***     Previously filed as a like-numbered exhibit to the Original Filing and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TAL International Group, Inc.

Dated: April 22, 2016	By:	/s/ John Burns
		Name:	John Burns
		Title:	Senior Vice President and Chief Financial Officer