Form 10-K/A
TAL International Group, Inc.
filed 2016-05-05
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of May 4, 2016 was 33,395,291.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") amends the Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A ("Amendment No. 1") of TAL International Group, Inc. (the "Company") for the fiscal year ended December 31, 2015, which the Company originally filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016 (the "Original Filing") and amended on April 22, 2016 (Amendment No. 1). The Company is filing this Amendment No. 2 to amend Part II, Item 7 of the Original Filing and Amendment No. 1, specifically to expand disclosures in Critical Accounting Policies related to Leasing Equipment and Goodwill. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to this Amendment No. 2.
This Amendment No. 2 speaks as of the filing date of the Original Filing and reflects only the changes to the cover page, Critical Accounting Policies, Leasing Equipment, and Goodwill in Part II, Item 7. No other information included in the Original Filing or Amendment No. 1, including the information set forth in Part I, Part II except as noted and Part IV has been modified or updated in any way. The Company has made no attempt in this Amendment No. 2 to modify or update the disclosures presented in the Original Filing or Amendment No. 1 other than as noted above. Also, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or Amendment No. 1. Accordingly this Amendment No. 2 should be read in conjunction with Original Filing and Amendment No. 1.

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
Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container sale prices. We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in depreciation policies, useful lives of equipment or the assigned residual values is warranted.
During the fourth quarter of 2015, the Company assessed the estimates contained in its depreciation policy. To perform the assessment, the Company analyzed sales data from 2004 to 2015. The Company believes this 12 year historical period is the most appropriate as it is representative of the typical useful life of a container and reflects the cyclical nature of the global economic environment and more specifically the Company’s industry. This period includes multiple business cycles, including two periods of weak trade growth (2006 and 2009) and two periods of strong container demand (2008, 2010 through 2012).
The table below shows the weighted average sales price of the Company's major equipment types from the period of 2004 to 2015.

2004 - 2015	Drys			Refrigerated
	20 Foot	40 Foot	40 Foot High Cube	40 Foot High Cube
W. Avg. Sales Price	$1,037	$1,312	$1,600	$4,008
The weighted average sales prices during the period from 2004 to 2015 were above our current residual value estimates. During the fourth quarter of 2015, the average sales prices for most equipment types were below the Company’s residual value estimates used in its depreciation policy; however, selling prices have been above our residual value estimates for the large majority of quarters during the period from 2004 to 2015, including the period since our last residual value estimate change in 2012.
The average sales price and residual value of used containers for the major equipment types in the Company’s fleet for the quarter ended December 31, 2015 are illustrated in the table below:

4th Quarter 2015	Drys			Refrigerated
	20 Foot	40 Foot	40 Foot High Cube	40 Foot High Cube
W. Avg. Sales Price	$879	$1,090	$1,178	$3,539
Residual Values	1,000	1,200	1,400	3,500
The Company has identified a high correlation between new container prices and sales prices by preparing regression analysis using historical data. This analysis enables the Company to estimate future disposal prices based on inputs of new container costs. The Company considers a reasonable estimate of future new container prices to be the historical average new container prices experienced over the last twelve years, which, as noted earlier, covers multiple business cycles including significant recessionary and expansionary periods.
The results of the regression analysis are as follows:

	20-Foot Dry	40-Foot Dry	40-Foot High Cube Dry
Average new build price from 2004 to 2015	$2,000	$3,200	$3,400
Implied residual / sales	1,032	1,268	1,467
The Company's long term historical disposal price trends and regression derived sale prices support the current residual estimates used in our depreciation policy.
The Company continues to monitor disposal prices for indicators of a deeper, more sustained market downturn, and if necessary, will adjust its estimates in its depreciation policy if there are indicators that the current weak market for containers will be sustained in the long-term.

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
If indicators of impairment are present, a determination is made as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. Leasing equipment is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recovered. During the latter half of 2015 several potential indicators of impairment were noted including:
•Significant decrease in market lease rates,
•A decrease in utilization,
•Large decrease in sales prices for used containers, and
•A large reduction in operating profitability.
These negative performance trends indicate that the carrying value of the company’s leasing equipment may not be recoverable. Therefore, we performed an impairment assessment of our equipment leasing fleet as of December 31, 2015 by comparing the total expected undiscounted cash flows of each asset group to its carrying value. Asset groups were determined based on equipment types (dry containers, refrigerated containers, special containers, chassis and tanks).
Some of the significant estimates and assumptions used to determine future undiscounted cash flows are expected utilization, the remaining useful life, remaining on-hire period for expired fixed term and service leases, expected future lease rates and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on our estimate of future undiscounted cash flows. In performing the analysis we used assumptions reflecting the weak market conditions at December 31, 2015 and maintained these assumptions for the remaining life of the equipment fleet. These assumptions were well below the historical averages.
The material assumptions used in calculating each asset group’s future cash flows are as follows:

•	Utilization remained at the December 31, 2015 levels by equipment type (overall fleet utilization of 93%) for the remaining life of the fleet.

•	Remaining useful life was consistent with the useful life assumptions used in our depreciation policy.

•
Based on historical experience units on hire under expired fixed term lease remain on existing lease for an additional twelve months and units on service leases with no set lease expiration date remain on-hire under existing lease terms for an additional thirty-two months.

•	Containers are re-leased at market lease rates as of year-end (market rates at December 31, 2015 were approximately 40% below the Company’s average portfolio lease rates at December 31, 2015).
All containers are sold at prices below the fourth quarter 2015 average sales prices. The following are the main sales price assumptions by equipment type:

Equipment Type	Sale Age (at end of year)	Disposal Proceeds (based on % of new equipment prices)
Dry containers (20 foot)	13 years old	$728
Dry containers (40 foot)	13 years old	918
Dry containers (40 foot high cube)	13 years old	1,023
Refrigerated containers (40 foot high cube)	12 years old	3,568
Special containers (40 foot flat rack)	14 years old	1,558
The estimated undiscounted future cash flows calculated based on the material assumptions outlined exceeded the carrying value for the equipment leasing fleet by $825 million in total. The following table details the results of the Company’s impairment analysis by equipment type (in thousands):

Asset Group	Carrying Value	Excess Cash Flow Over Carrying Value	% Excess
Dry containers	$2,749,884	$204,989	7.5%
Refrigerated containers	628,408	280,235	44.6%
Special containers	202,577	136,031	67.2%
Chassis	107,584	102,368	95.2%
Tank containers	175,302	101,714	58%
Total	$3,863,755	$825,337	21.4%
In order to determine the sensitivity surrounding our assumptions, we further decreased utilization by 500 basis points, and also decreased sales prices further by 10%, noting that the non-impairment conclusion remained valid.
All of the key assumptions used in the impairment testing are subject to significant uncertainty driven by factors often out of our control. These factors include but are not limited to future rate of global trade growth, decisions by our customers about the use of leasing as an alternative for direct container purchases, and the length of time that customers keep our containers on-hire under our service leases or on term leases that have expired.
In addition to the fleet wide impact of the above factors, our different equipment types are impacted by other specific factors that are also subject to significant uncertainty and often out of our control. The most significant driver of future outcomes for our dry container fleet will likely be changes in future steel prices and its impact on new container prices, lease rates, and disposal prices. Our refrigerated containers face potential changes in refrigeration technology or changes in environmental regulations related to refrigerated gas which could affect future lease rates, useful lives, and disposal prices.
We will continue to monitor the performance of our container fleet and the key factors driving market conditions and re-assess the assumptions we use in the impairment testing if there are indicators of a deeper, more sustained market downturn that is expected for the long-term.
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
Goodwill
We account for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition that occurred in 2004, we recorded $71.9 million of goodwill. Effective July 1, 2013, the Company acquired the assets and business of Martec Leasing (a worldwide supplier of rolltrailers) where we recorded $2.6 million of goodwill. TAL operates in one industry, intermodal transportation equipment, and has two reporting segments (“Equipment Leasing” and “Equipment Trading”) under ASC 280. These reporting segments also qualify as reporting units for purposes of evaluating goodwill for impairment in that each segment meets the definition of a business and meets the “market participants” standard of having a reasonable likelihood of the Company receiving an offer for purchase. The Company had previously allocated $73.5 million to the Equipment Leasing reporting unit and $1.0 million to the Equipment Trading reporting unit. We have elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods.
Prior to 2015, the Company had historically used the market approach as its primary valuation technique for its goodwill impairment analysis. Due to the significant excess fair value using the market approach, the Company concluded that goodwill was not impaired as of the 2014 assessment date and the further consideration of other valuation techniques, such as the income approach, would not result in a different conclusion.
For the Company’s annual goodwill impairment analysis as of the 2015 assessment date, it was concluded that due to the volatility in the overall economic environment, the use of multiple valuation techniques mentioned below provides an amount that represents fair value of the reporting units.
Under the market capitalization approach, we estimated the fair value of the reporting units by adding to our market capitalization a control premium. A control premium was applied to the market capitalization to reflect the premium that would be paid by an acquiring entity to obtain a controlling interest. The Company’s calculation of market capitalization includes a premium of 24%, which represents the average premium obtained in a number of transactions within the transportation industry. Considering the recent volatility in its stock price, the Company utilized a range of dates to determine enterprise market capitalization. Specifically utilizing a three month average stock price for the period ended October 31, 2015 ($16.79) with a 24% control premium resulted in an estimated market capitalization that was 1.2% higher than the carrying value.
The Company also utilized the income approach, specifically the discounted cash flow method. The discounted cash flow method resulted in an estimated fair value of approximately $716.4 million, which was $51.4 million, or 7.7%, higher than carrying value.
The key assumptions used in the cash flow projections were as follows:

•	New container prices starting at market prices as of the assessment date and trending higher over a five year period to historical long term averages during the period 2004 to 2015.

•	Lease rates starting at current market rates and increasing in relation to the forecasted increases in new container prices.

•	Current utilization of 93% at the end of 2015 will begin to normalize to 96% over the next five years.

•	Selling prices on the disposal of containers increase in relation to the forecasted increases in new container prices.

•	A discount rate of 12.0% and a perpetual growth rate of 1.5%.
The above assumptions contemplated business, market and overall economic conditions.
Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts as of the annual assessment date as follows ($ in millions):

Reporting Unit	Goodwill	Fair Value	Carrying Value	% Over Carrying Value
Equipment leasing	$73.5	$645.6	$614.7	5.0%
Equipment trading	1.0	70.8	50.3	40.8%
Total	$74.5	$716.4	$665.0	7.7%
The assumptions utilized in estimating the fair value of the reporting units were determined based on average long term historical trends, incorporating multiple business cycles. These key assumptions are subject to significant uncertainty driven by factors often out of our control. These factors include but are not limited to future rate of global trade growth, decisions by our customers about the use of leasing as an alternative for direct container purchases, and the rate at which steel prices and new container prices increase from the current recessed market environment.
In addition to the above factors, the most significant driver of future outcomes for our equipment leasing reporting unit will likely be changes of future steel prices, refrigeration technology or environmental regulations and their impact on new container prices, lease rates, useful lives, and disposal prices.
Management also performed sensitivity analyses on the fair values resulting from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rates in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated. The above sensitivity analyses, while useful, should not be used as a sole predictor of future potential impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss would be appropriate.
As shown above, under both valuation techniques, the fair value exceeded the carrying value, the goodwill of the reporting units is considered not impaired; thus the second step of the impairment test was considered unnecessary. The Company weighted the fair values using the income approach as we believe that this approach is the most meaningful as it is how market participants would value our reporting units.
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
As a final corroboration as to the identification of potential impairment under Step 1 of the goodwill impairment test, and in consideration of potential sources of contrary evidence, the Company also considered the implied fair value of the goodwill determined by assigning the fair values of the reporting units to all of the assets and liabilities of that units as if the reporting units had been acquired in a business combination. On November 9, 2015, TAL International Group Inc. (TAL) and Triton Container International Limited (Triton) entered into the transaction agreement providing for the combination of TAL and Triton under a new holding company. Triton has been treated as the acquirer in the mergers for accounting purposes. As such, the Company’s assets and liabilities were estimated at their fair values. As shown in the Triton International Limited Amendment No. 1 to Form S-4 filed on February 5, 2016, the resulting effect was the fair value of the entity was approximately $90.6 million, or 21.6% greater than the values assigned to the net identifiable assets of the Company.
Based on our annual review of goodwill, conducted in the fourth quarter of 2015, no impairment of goodwill existed.
We will continue to monitor the performance of our reporting units and the key factors driving market conditions and re-assess the assumptions we use in the impairment testing if there are indicators of a deeper, more sustained market downturn that is expected to impact the long-term.

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
(a)(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 2.

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

TAL International Group, Inc.

Dated: May 5, 2016	By:	/s/ John Burns
		Name:	John Burns
		Title:	Senior Vice President and Chief Financial Officer