Form 10-Q
period 2016-03-31
TAL International Group, Inc.
filed 2016-05-10
CIK 1331745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 4, 2016, there were 33,395,291 shares of the Registrant's common stock, $0.001 par value outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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
PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The consolidated financial statements of TAL International Group, Inc. ("TAL" or the "Company") as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on February 29, 2016, as amended, from which the accompanying December 31, 2015 Balance Sheet information was derived, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,249,506 and $1,218,826	$3,899,376	$3,908,292
Net investment in finance leases, net of allowances of $710 and $805	169,241	177,737
Equipment held for sale	84,971	74,899
Revenue earning assets	4,153,588	4,160,928
Unrestricted cash and cash equivalents	73,680	58,907
Restricted cash	28,987	30,302
Accounts receivable, net of allowances of $1,062 and $1,314	91,228	95,709
Goodwill	74,523	74,523
Other assets	19,513	13,620
Fair value of derivative instruments	—	87
Total assets	$4,441,519	$4,434,076
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$40,210	$20,009
Fair value of derivative instruments	52,921	20,348
Accounts payable and other accrued expenses	53,006	56,096
Net deferred income tax liability	450,176	456,123
Debt, net of unamortized deferred financing costs of $24,437 and $25,245	3,208,409	3,216,488
Total liabilities	3,804,722	3,769,064
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,307,134 and 37,167,134 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 shares	(75,310)	(75,310)
Additional paid-in capital	512,052	511,297
Accumulated earnings	239,594	248,183
Accumulated other comprehensive (loss)	(39,576)	(19,195)
Total stockholders' equity	636,797	665,012
Total liabilities and stockholders' equity	$4,441,519	$4,434,076

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Leasing revenues:
Operating leases	$144,898	$144,568
Finance leases	3,107	4,024
Other revenues	1,218	383
Total leasing revenues	149,223	148,975

Equipment trading revenues	11,292	16,845
Equipment trading expenses	(11,265)	(15,431)
Trading margin	27	1,414

Net (loss) on sale of leasing equipment	(13,930)	(1,449)

Operating expenses:
Depreciation and amortization	63,226	58,384
Direct operating expenses	17,959	8,822
Administrative expenses	12,952	11,982
(Reversal) for doubtful accounts	(309)	(23)
Total operating expenses	93,828	79,165
Operating income	41,492	69,775
Other expenses:
Interest and debt expense	29,151	29,243
Write-off of deferred financing costs	363	—
Net loss on interest rate swaps	813	716
Total other expenses	30,327	29,959
Income before income taxes	11,165	39,816
Income tax expense	4,743	14,059
Net income	$6,422	$25,757
Net income per common share—Basic	$0.19	$0.78
Net income per common share—Diluted	$0.19	$0.78
Cash dividends paid per common share	$0.45	$0.72
Weighted average number of common shares outstanding—Basic	32,987	32,861
Dilutive stock options and restricted stock	22	149
Weighted average number of common shares outstanding—Diluted	33,009	33,010

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$6,422	$25,757
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(12,984) and $(8,611))	(23,040)	(15,838)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $1,775 and $1,719)	2,403	3,152
Amortization of net loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $206 and $242)	379	445
Foreign currency translation adjustment	(123)	(157)
Other comprehensive (loss), net of tax	(20,381)	(12,398)
Comprehensive (loss) income	$(13,959)	$13,359

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,422	$25,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,226	58,384
Amortization of deferred financing costs	1,709	1,979
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	585	687
Amortization of lease intangibles	1,567	240
Net loss on sale of leasing equipment	13,930	1,449
Net loss on interest rate swaps	813	716
Write-off of deferred financing costs	363	—
Deferred income taxes	4,743	14,059
Stock compensation charge	1,067	2,002
Changes in operating assets and liabilities:
Net equipment sold (purchased) for resale activity	597	(10,554)
Other changes in operating assets and liabilities	514	(3,471)
Net cash provided by operating activities	95,536	91,248
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(97,141)	(258,552)
Proceeds from sale of equipment, net of selling costs	29,686	37,661
Cash collections on finance lease receivables, net of income earned	10,463	10,474
Other	(73)	(74)
Net cash (used in) investing activities	(57,065)	(210,491)
Cash flows from financing activities:
Purchases of treasury stock	—	(4,446)
Financing fees paid under debt facilities	(1,264)	(624)
Borrowings under debt facilities	140,000	230,000
Payments under debt facilities and capital lease obligations	(148,905)	(90,061)
Decrease in restricted cash	1,315	607
Common stock dividends paid	(14,844)	(23,656)
Net cash (used in) provided by financing activities	(23,698)	111,820
Net increase (decrease) in unrestricted cash and cash equivalents	$14,773	$(7,423)
Unrestricted cash and cash equivalents, beginning of period	58,907	79,132
Unrestricted cash and cash equivalents, end of period	$73,680	$71,709
Supplemental non-cash investing activities:
Equipment purchases payable	$40,210	$67,380

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
On November 9, 2015, TAL and Triton Container International Limited ("Triton") announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, TAL and Triton will combine under a newly-formed holding company, Triton International Limited (“Triton International”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL International shareholders will receive one common share of Triton International for each share of TAL International stock owned. The transaction is subject to the approval of TAL's shareholders and a special meeting of shareholders has been scheduled for June 14, 2016.
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
C.    New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-08 ("ASU No. 2016-08"), Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2016-08.
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
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, which was updated in August 2015 by Accounting Standards Update No. 2015-15 ("ASU No. 2015-15"), Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements. These standards change the presentation of debt issuance costs in the financial statements but do not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (Continued)
as interest expense. In addition, for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These changes became effective for the Company as of December 31, 2015. The Company adopted ASU No. 2015-15 in conjunction with ASU No. 2015-03, which have no impact on its income or cash flows and no material impact on its financial position.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 ("ASU No. 2016-02"), Leases (Topic 842) that replaces existing lease guidance. The accounting applied by lessors under Topic 842 is largely unchanged from previous GAAP. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. These changes will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements, but does not expect any material impact to its financial statements.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09 ("ASU No. 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company for periods beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of March 31, 2016 and December 31, 2015.
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
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Assets
Net investment in finance leases, net of allowances - carrying value	$169,241	$177,737
Net investment in finance leases, net of allowances - estimated fair value	$173,472	$180,565
Liabilities
Total debt(1) - carrying value	$3,232,846	$3,241,733
Total debt(1) - estimated fair value	$3,135,417	$3,210,722
______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $24.4 million and $25.2 million as of March 31, 2016 and December 31, 2015, respectively.

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
For the fair value of derivatives, please refer to Note 7 - "Derivative Instruments".
Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the three months ended March 31, 2016 and 2015 on its issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 10, 2016	March 24, 2016	$14.8 Million	$0.45
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
Treasury Stock & Stock Repurchase Program
In the first quarter of 2016, TAL had no repurchases of shares. TAL repurchased 81,915 shares in the first quarter of 2015, at an average price of $41.40 per share. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs.
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
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2013, 2014, 2015 and 2016 under the Company's stock-based compensation plans of $1.1 million and $2.0 million during the three months ended March 31, 2016 and 2015, respectively.
Total unrecognized compensation costs of approximately $6.3 million as of March 31, 2016 related to restricted shares granted during 2014, 2015 and 2016 will be recognized over the remaining weighted average vesting period of approximately 1.8 years.
The Company's stock based compensation plans consist of the 2014 Equity Incentive Plan and the 2005 Management Omnibus Incentive Plan. Following the approval by the Company's shareholders of the 2014 Equity Incentive Plan, no further options have been granted. Under the 2014 Equity Incentive Plan, 140,000 shares and 158,750 shares have been issued during the quarters ended March 31, 2016 and 2015, respectively.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Capital Stock and Stock Options (Continued)
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$(17,898)	$(1,297)	$(19,195)
Change in fair value of derivative instruments designated as cash flow hedges	(23,040)	—	(23,040)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	2,403	—	2,403
Amortization of net loss on derivative instruments previously designated as cash flow hedges	379	—	379
Foreign currency translation adjustment	—	(123)	(123)
Other comprehensive (loss)	(20,258)	(123)	(20,381)
Balance as of March 31, 2016	$(38,156)	$(1,420)	$(39,576)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(15,838)	—	(15,838)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	3,152	—	3,152
Amortization of net loss on derivative instruments previously designated as cash flow hedges	445	—	445
Foreign currency translation adjustment	—	(157)	(157)
Other comprehensive (loss)	(12,241)	(157)	(12,398)
Balance as of March 31, 2015	$(24,386)	$(1,261)	$(25,647)
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2016	2015
Realized loss on interest rate swap agreements, designated as cash flow hedges	$4,178	$4,871	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	585	687	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive (loss)	4,763	5,558	Income before income taxes
Income tax (benefit)	(1,981)	(1,961)	Income tax expense
Amounts reclassified from Accumulated other comprehensive (loss)	$2,782	$3,597	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2016	December 31, 2015
Gross finance lease receivables	$200,302	$211,530
Allowance on gross finance lease receivables	(710)	(805)
Gross finance lease receivables, net of allowance	199,592	210,725
Unearned income	(30,351)	(32,988)
Net investment in finance leases	$169,241	$177,737
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
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	March 31, 2016	December 31, 2015
Tier 1	$169,167	$179,909
Tier 2	31,135	31,621
Tier 3	—	—
Gross finance lease receivables	$200,302	$211,530
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of March 31, 2016, approximately $1.7 million of the Company's Tier 1 and $0.2 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of March 31, 2016, $0.1 million of the Company's gross finance lease receivables were in non-accrual status. The Company categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Net Investment in Finance Leases (Continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the three months ended
March 31, 2016	$805	$(95)	$710
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Asset backed securitization (ABS) term notes	$1,038,891	$1,151,497
Term loan facilities	1,071,718	973,130
Asset backed warehouse facility	620,000	610,000
Revolving credit facilities	445,000	445,000
Capital lease obligations	57,237	62,106
Total Debt	$3,232,846	$3,241,733
Deferred financing costs	(24,437)	(25,245)
Debt, net of unamortized deferred financing costs	$3,208,409	$3,216,488
As of March 31, 2016, the Company had $1,273.8 million of debt outstanding on facilities with fixed interest rates and $1,959.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2016, the Company had interest rate swaps in place with a notional amount of $1,123.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2016, was in compliance with all such covenants.
Asset Backed Warehouse Facility

On January 20, 2016, TAL Advantage III LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the credit limit on its asset backed warehouse credit facility from $650 million to $750 million. All other terms and conditions of the facility remain the same.
Term Loan Facilities
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
TAL Advantage I LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., repaid in full the TAL Advantage I LLC Series 2005-1 Notes on February 11, 2016 and the TAL Advantage I LLC Series 2006-1 Notes on February 22, 2016 for a total of $69.2 million.

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
As of March 31, 2016, the Company had interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$1,123 Million	2.00%	6.4 years

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Three Months Ended March 31, 2016
Loss on derivative instruments designated as cash flow hedges	($15.0)
Net loss on terminated derivative instruments designated as cash flow hedges	($2.1)

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (Continued)
Amounts recorded in accumulated other comprehensive (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.
Fair Value of Derivative Instruments
Under the criteria established by ASC 820, the Company has elected to use the income approach to value its interest rate swap agreements, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$—	$0.1	$51.0	$19.2
Interest rate swap contracts, not designated	Fair value of derivative instruments	—	—	1.9	1.1
Total derivatives		$—	$0.1	$52.9	$20.3

		Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended March 31,
	Location of Loss (Gain) on Derivative Instruments
		2016	2015
Realized loss on interest rate swap agreements	Interest and debt expense	$4.4	$5.2
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest and debt expense	0.6	0.7
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	36.0	24.4
Net loss on interest rate swaps, not designated	Net loss on interest rate swaps	0.8	0.7

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

The following table show segment information for the periods indicated and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2016			2015
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$147,269	$1,954	$149,223	$146,553	$2,422	$148,975
Trading margin	—	27	27	—	1,414	1,414
Net (loss) on sale of leasing equipment	(13,930)	—	(13,930)	(1,449)	—	(1,449)
Depreciation and amortization expense	62,856	370	63,226	58,157	227	58,384
Interest and debt expense	28,718	433	29,151	28,690	553	29,243
Income before income taxes(1)	11,408	933	12,341	37,807	2,725	40,532
Equipment held for sale at March 31	64,848	20,123	84,971	30,316	27,879	58,195
Goodwill at March 31	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at March 31	4,392,625	48,894	4,441,519	4,303,132	67,496	4,370,628
Purchases of leasing equipment and investments in finance leases(2)	97,141	—	97,141	250,968	7,584	258,552
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively, and the write-off of deferred financing costs of $0.4 million for the three months ended March 31, 2016. There was no write-off of deferred financing costs for the three months ended March 31, 2015.

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

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Segment and Geographic Information (Continued)
The following table represents the geographic allocation of equipment leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2016	2015
Total leasing revenues:
United States of America	$10,889	$10,455
Asia	68,715	68,848
Europe	66,160	65,866
Other International	3,459	3,806
Total	$149,223	$148,975
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
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended March 31,
	2016	2015
Total equipment trading revenues:
United States of America	$1,410	$2,514
Asia	4,264	6,555
Europe	4,679	6,803
Other International	939	973
Total	$11,292	$16,845

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. As of March 31, 2016, the notification period requiring the Company to perform under the terms of the guarantees expired. Therefore, the carrying value of the guarantees of the $1.1 million previously deferred were recognized in Other Revenues for the three months ended March 31, 2016.
Purchase Commitments
At March 31, 2016, commitments for capital expenditures totaled approximately $25.4 million.
Note 10—Income Taxes
The consolidated income tax expense for the three months ended March 31, 2016 and 2015 was determined primarily based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2016 and the year ended December 31, 2015. The effective tax rate was 42.5% and 35.3% for the quarters ended March 31, 2016 and 2015, respectively. The increase in effective tax rate reported for the three months ended March 31, 2016 compared to the same period in 2015 was attributable to additional tax expense recorded in the first quarter 2016 related to stock compensation on restricted stock that vested on January 1, 2016.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Subsequent Events
Quarterly Dividend
On April 27, 2016, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common stock, payable on May 26, 2016 to shareholders of record at the close of business on May 12, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated financial condition and results of operations of TAL International Group, Inc. and its subsidiaries should be read in conjunction with related consolidated financial data and our annual audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016, as amended. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described herein and under "Risk Factors" and "Forward-Looking Statements" in our Form 10-K, as amended. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2016, our total fleet consisted of 1,562,181 containers and chassis, representing 2,569,707 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 17 offices in 11 countries and approximately 230 third party container depot facilities in approximately 40 countries as of March 31, 2016. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2016, our twenty largest customers accounted for 83% of our leasing revenues, our five largest customers accounted for 57% of our leasing revenues, our largest customer, CMA CGM, accounted for 17% of our leasing revenues, and our second largest customer, NYK Line, accounted for 13.2% of our leasing revenues.

The following tables provide the composition of our equipment fleet as of the dates indicated (in units, TEU and cost-equivalent units, or "CEU"):

	Equipment Fleet in Units(1)			Equipment Fleet in TEU(1)
	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Dry	1,382,101	1,351,170	1,259,633	2,248,374	2,190,940	2,045,480
Refrigerated	71,521	70,505	66,078	136,240	134,204	125,489
Special	55,457	56,118	57,544	100,853	102,081	104,931
Tank	11,422	11,243	9,555	11,422	11,243	9,555
Chassis	21,806	21,216	19,885	39,395	38,210	35,443
Equipment leasing fleet	1,542,307	1,510,252	1,412,695	2,536,284	2,476,678	2,320,898
Equipment trading fleet	19,874	21,135	31,264	33,423	35,989	50,865
Total	1,562,181	1,531,387	1,443,959	2,569,707	2,512,667	2,371,763

	Equipment Fleet in CEU(1)
	March 31, 2016	December 31, 2015	March 31, 2015
Operating leases	2,864,482	2,801,607	2,598,409
Finance leases	197,156	197,225	197,739
Equipment trading fleet	98,041	107,079	114,614
Total	3,159,679	3,105,911	2,910,762
_______________________________________________________________________________
(1) As of March 31, 2016, managed equipment accounted for 0.9%, 1.0%, and 0.7% of our equipment fleet in units, TEU, and CEU, respectively.
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot standard height dry container is 1.6, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation may differ slightly from current actual cost ratios and CEU ratios used by others in the industry.
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

The percentage of our equipment fleet by equipment type as of March 31, 2016 and the percentage of our leasing revenues by equipment type for the three months ended March 31, 2016 are as follows:

Equipment Type	Percent of total fleet in units	Percent of total fleet in CEU	Percent of leasing revenues
Dry	88.5%	62.0%	64.4%
Refrigerated	4.6	22.0	20.7
Special	3.5	4.3	6.6
Tank	0.7	5.8	3.6
Chassis	1.4	2.8	3.4
Equipment leasing fleet	98.7	96.9	98.7
Equipment trading fleet	1.3	3.1	1.3
Total	100.0%	100.0%	100.0%
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
The following table (based on CEU) provides a summary of our equipment leasing fleet portfolio by lease type, as of the dates indicated below:

Lease Portfolio	March 31, 2016	December 31, 2015	March 31, 2015
Long-term leases	68.7%	68.7%	67.8%
Finance leases	7.7	7.7	7.8
Service leases	15.2	15.7	18.0
Expired long-term leases (units on-hire)	8.4	7.9	6.4
Total	100.0%	100.0%	100.0%
As of March 31, 2016, December 31, 2015 and March 31, 2015, our long-term and finance leases combined had average remaining contract terms of approximately 42 months, respectively, assuming no leases are renewed.

Operating Performance
Our profitability is primarily determined by the extent to which our leasing and other revenues exceed our ownership, operating and administrative expenses. Our profitability is also impacted by the gains or losses that are realized on the sale of our used equipment and the net sales margins on our equipment trading activities.
Our leasing revenues are primarily driven by the size of our owned fleet, our equipment utilization and the average lease rates in our lease portfolio. Our leasing revenues also include ancillary fees driven by container pick-up and drop-off volumes. Leasing revenues for the first quarter of 2016 increased 0.1% from the first quarter of 2015.
Fleet size.    As of March 31, 2016, our owned fleet included 3,136,974 CEU, an increase of 1.8% from December 31, 2015 and an increase of 8.7% from March 31, 2015. The increase in our fleet size from March 31, 2015 was primarily due to purchases of new containers and completion of several large sale-leaseback transactions in 2015 and 2016. We purchased $625 million of new and sale-leaseback containers for delivery in 2015.
As of May 4, 2016, we have invested approximately $134 million in new and sale-leaseback containers for delivery in 2016, which is well below our investment level at this time last year. Trade growth and leasing demand were less than expected in 2015, and a larger number of new containers purchased last year remain in container factories awaiting lease-out or pick-up. Expectations for trade growth in 2016 among market forecasters and our customers remain varied. Our level of investment for the remainder of the year depends on the level of global containerized trade growth and leasing demand as we head into the traditional summer peak season.
Utilization.    Our average utilization was 92.2% during the first quarter of 2016, a decrease from 93.7% in the fourth quarter of 2015 and a decrease from 97.9% in the first quarter of 2015. Weaker than expected trade growth over the last year has led to increased drop-off volumes, limited pick-up activity, and lower utilization. Drop-off volumes in our sale-leaseback portfolio have been particularly high since these leases are generally structured to provide maximum redelivery flexibility.
However, our utilization remains solid and continues to be supported by the high percentage of our units that are on-hire to customers on long-term or finance leases. If containerized trade growth improves from the weak levels in 2015, we would expect increased leasing demand to drive improved utilization. However, if we experience another year of little or no trade growth, utilization would likely decrease further.
The following tables set forth our equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Average Utilization	92.2%	93.7%	95.8%	97.1%	97.9%

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Ending Utilization	91.4%	93.0%	94.7%	96.6%	97.7%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates in the first quarter of 2016 for our dry container product line decreased by 8.8% from the first quarter of 2015. New container prices have decreased significantly over the last several years due to a significant drop in steel prices in China. Very low long-term interest rates and aggressive competition for new leasing transactions has combined with falling container prices to push market lease rates to historical low levels and market lease rates for dry containers are currently well below our portfolio average. Low market lease rates negatively impact our overall average lease rates as we add new containers to our fleet and as leases covering existing containers expire and are re-priced. If market lease rates remain near their current low level, we expect the decrease in our average dry container lease rates will accelerate for the remainder of 2016 and 2017 due to the large number of leases with high lease rates that are scheduled to expire in those years.
Average lease rates in the first quarter of 2016 for our refrigerated container product line decreased by 4.4% from the first quarter of 2015. For several years our average lease rates for refrigerated containers have been negatively impacted by the addition of new refrigerated containers placed on lease at rates lower than our portfolio average. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Lease rates for new refrigerated containers are also being negatively impacted by aggressive pricing from new entrants seeking to build market share.
The average lease rates for special containers decreased approximately 0.7% in the first quarter of 2016 compared to the first quarter of 2015. This decrease is mainly the result of certain lease renegotiations.
Equipment disposals.    During the first quarter of 2016, we recognized a $13.9 million loss on the sale of our used containers, compared to a loss of $1.4 million in the first quarter of 2015. This decrease is primarily due to lower average sale prices. Average used container selling prices in the first quarter 2016 decreased approximately 22% from our average prices in the first quarter of 2015 due to the impact of lower new container prices, increased disposal volumes by leasing companies and shipping lines in response to the weaker containerized trade volumes, and decreased demand for containers for one-way shipments.
Our disposal losses in the first quarter of 2016 included impairment charges taken against our inventory of containers held for sale. We regularly assess the market value of our containers held for sale and mark the containers to the lower of cost or market. The decrease in disposal prices over the last year resulted in an impairment loss of $11.8 million for the three months ended March 31, 2016 compared to $2.3 million in the same period in 2015. The size of the impairment losses was driven by a combination of much lower sales prices and a much larger inventory of containers held for sale. Lower demand and higher drop off volumes has resulted in the inventory of containers held for sale growing from approximately 24,000 units in the first quarter of 2015 to approximately 62,000 units in the first quarter of 2016.
Equipment ownership expenses.    Our ownership expenses, which consist of depreciation and interest expense, increased by $4.8 million or 5.5% in the first quarter of 2016 as compared to the first quarter of 2015.
Depreciation expense increased by $4.8 million or 8.2% largely due to an increase in the size of our depreciable fleet.
Interest and debt expense was $29.2 million in the three months ended March 31, 2016, and March 31, 2015, respectively. Interest expense decreased due to a lower effective interest rate which was entirely offset by an increase in interest expense due to an increase in debt balance as a result of an increase in the size of our fleet.
Credit performance.    We recorded a $0.3 million reversal for doubtful accounts during the first quarter of 2016, compared to a small reversal during the first quarter of 2015. While our credit performance was strong during the first quarter of 2016, our overall concern about credit risk has increased this year. Many of the major shipping lines have reported modest or negative profitability over the last several years due to persistent excess vessel capacity and their operating performance was further pressured by the low level of trade growth over the last year. Several large shipping lines are also currently undertaking significant financial restructurings due to high current financial leverage and ongoing sizable losses. We anticipate that the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
Operating expenses.    Direct operating expenses were $18.0 million in the three months ended March 31, 2016, compared to $8.8 million in the same period in 2015, an increase of $9.2 million. This increase was primarily driven by higher storage costs of $7.4 million resulting from an increase in the number of idle units, and higher repair related costs of $1.5 million due to a higher volume of redeliveries.
Our administrative expenses increased $1.0 million to $13.0 million in the first quarter of 2016, compared to $12.0 million in the first quarter of 2015. The increase was mainly due to $2.0 million of transaction costs related to the pending merger with Triton, partially offset by lower stock compensation expense.

Dividends
We paid the following quarterly dividends during the three months ended March 31, 2016 and 2015 on our issued and outstanding common stock:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 10, 2016	March 24, 2016	$14.8 Million	$0.45
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
Historically, most of our dividends have been treated as a non-taxable return of capital, and based on our current estimates we believe that our dividends paid in 2016 will also be treated as a non-taxable return of capital to TAL shareholders. The taxability of the dividends to TAL shareholders does not impact TAL's corporate tax position. Investors should consult with a tax adviser to determine the proper tax treatment of these distributions.
Merger
On November 9, 2015, TAL and Triton announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger. Under the terms of the Transaction Agreement, TAL and Triton will combine under a newly-formed holding company, Triton International Limited (“Holdco”), which will be domiciled in Bermuda and is expected to be listed on the New York Stock Exchange. TAL International shareholders will receive one common share of Holdco for each share of TAL International stock owned. The transaction is subject to the approval of TAL's shareholders and a special meeting of shareholders has been scheduled for June 14, 2016.
Treasury Stock & Stock Repurchase Program
In the first quarter of 2016, TAL had no repurchases of shares. TAL repurchased 81,915 shares in the first quarter of 2015, at an average price of $41.40 per share. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Leasing revenues:
Operating leases	$144,898	$144,568
Finance leases	3,107	4,024
Other revenues	1,218	383
Total leasing revenues	149,223	148,975

Equipment trading revenues	11,292	16,845
Equipment trading expenses	(11,265)	(15,431)
Trading margin	27	1,414

Net (loss) on sale of leasing equipment	(13,930)	(1,449)

Operating expenses:
Depreciation and amortization	63,226	58,384
Direct operating expenses	17,959	8,822
Administrative expenses	12,952	11,982
(Reversal) for doubtful accounts	(309)	(23)
Total operating expenses	93,828	79,165
Operating income	41,492	69,775
Other expenses:
Interest and debt expense	29,151	29,243
Write-off of deferred financing costs	363	—
Net loss on interest rate swaps	813	716
Total other expenses	30,327	29,959
Income before income taxes	11,165	39,816
Income tax expense	4,743	14,059
Net income	$6,422	$25,757

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents daily usage revenue earned under operating lease contracts; fee and ancillary lease revenue represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$131,999	$137,208
Fee and ancillary lease revenue	12,899	7,360
Total operating lease revenue	144,898	144,568
Finance lease revenue	3,107	4,024
Other revenues	1,218	383
Total leasing revenues	$149,223	$148,975
Total leasing revenues were $149.2 million in the three months ended March 31, 2016, compared to $149.0 million in the same period in 2015, an increase of $0.2 million, or 0.1%.
Per diem revenue decreased by $5.2 million, or 3.8%, compared to the three months ended March 31, 2015. The primary reasons for this decrease are as follows:

•	$8.6 million decrease due to lower average per diem rates; partially offset by a

•	$3.4 million increase due to an increase of approximately 66,000 CEU in the average number of containers on-hire under operating leases.
Fee and ancillary lease revenue increased by $5.5 million compared to the three months ended March 31, 2015 primarily due to an increase in drop-off volumes.
Finance lease revenue decreased by $0.9 million in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a decrease in the average size of our finance lease portfolio and a decrease in the portfolio average interest rate.
Other revenues increased by $0.8 million mainly due to the recognition of a previously deferred fee related to TAL performing as guarantor of a purchase option contained in a lease between a lessee and bank.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Equipment trading revenues	$11,292	$16,845
Equipment trading expenses	(11,265)	(15,431)
Equipment trading margin	$27	$1,414
The equipment trading margin was minimal in the three months ended March 31, 2016, compared to $1.4 million in the same period in 2015, a decrease of $1.4 million. The trading margin decreased by $0.9 million mainly due to lower selling prices and by $0.5 million due to a decrease in sales volumes.

Net (loss) on sale of leasing equipment.    Loss on sale of equipment was $13.9 million in the three months ended March 31, 2016, compared to a loss on sale of equipment of $1.4 million in the same period in 2015, a decrease of $12.5 million. The decrease in sales results was mainly due to a 22% decrease in used dry container selling prices.
Depreciation and amortization.    Depreciation and amortization was $63.2 million in the three months ended March 31, 2016, compared to $58.4 million in the same period in 2015, an increase of $4.8 million or 8.2%. Depreciation expense increased by $7.0 million due to the net increase in the size of our depreciable fleet, partially offset by a decrease of $2.2 million due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $18.0 million in the three months ended March 31, 2016, compared to $8.8 million in the same period in 2015, an increase of $9.2 million. This increase was primarily driven by higher storage costs of $7.4 million resulting from an increase in the number of idle units, and higher repair related costs of $1.5 million due to a higher volume of redeliveries.
Administrative expenses.    Administrative expenses were $13.0 million in the three months ended March 31, 2016 compared to $12.0 million the three months ended March 31, 2015. The increase was mainly due to an increase of $2.0 million in transaction costs related to the pending merger with Triton, partially offset by lower stock compensation expense.
Interest and debt expense.    Interest and debt expense was $29.2 million in the three months ended March 31, 2016, and March 31, 2015, respectively. Interest and debt expense decreased $2.0 million due to a lower effective interest rate of 3.56% in the three months ended March 31, 2016, compared to 3.81% for the same period in 2015. This decrease was offset by an increase of $2.0 million due to a higher average debt balance of $3,237.8 million for the three months ended March 31, 2016, compared to $3,070.4 million for the three months ended March 31, 2015.
Net loss on interest rate swaps    Net loss on interest rate swaps was $0.8 million in the three months ended March 31, 2016, compared to a loss of $0.7 million in the same period in 2015. While the large majority of our interest rate swap agreements have been designated as hedges and generally do not impact the income statement as their market value changes, a small portion of our interest rate swaps are not designated as hedges and thus are subject to revaluation. The fair value of these non-designated interest rate swap agreements decreased during the three months ended March 31, 2016 due to a decrease in long-term interest rates. Under our interest rate swap agreements, we make interest payments based on fixed interest rates and receive payments based on the applicable prevailing variable interest rate. As long-term interest rates decreased during the three months ended March 31, 2016, the current market rate on interest rate swap agreements with similar terms decreased relative to our existing interest rate swap agreements, which caused the fair value of our existing interest rate swap agreements to decrease.
Income tax expense.    Income tax expense was $4.7 million in the three months ended March 31, 2016, compared to $14.1 million in the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 were 42.5% and 35.3%, respectively. The higher effective tax rate reported for the three months ended March 31, 2016 was mainly attributable to additional tax expense recorded based on the decrease in our stock price between the grant date and vesting date for restricted stock that was granted to employees in 2013 and vested on January 1, 2016.
While we record income tax expense, we do not currently pay any significant federal, state or foreign income taxes due to the availability of net operating loss (NOL) carryovers and accelerated tax depreciation for our equipment. The majority of the expense recorded for income taxes is recorded as a deferred tax liability on the balance sheet. We anticipate that the deferred income tax liability will continue to grow for the foreseeable future.

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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$11,408	$37,807	(69.8)%
Equipment trading segment	$933	$2,725	(65.8)%
_______________________________________________________________________________

(1)
In the three months ended March 31, 2016 and 2015, income before income taxes excludes net losses on interest rate swaps of $0.8 million and $0.7 million, respectively, and the write-off of deferred financing costs of $0.4 million for the three months ended March 31, 2016. There was no write-off of deferred financing costs for the three months ended March 31, 2015.

Equipment leasing income before income taxes.  Income before income taxes for the Equipment leasing segment was $11.4 million in the three months ended March 31, 2016, compared to $37.8 million in the same period in 2015, a decrease of $26.4 million, which was primarily due to a decrease of $13.9 million in the net leasing margin (leasing revenue net of depreciation and amortization, interest and debt expense, and direct operating and administrative expenses) and a decrease of $12.5 million in used container disposal gains.
Equipment trading income before income taxes.  Income before income taxes for the Equipment trading segment was $0.9 million in the three months ended March 31, 2016, compared to $2.7 million in the same period in 2015, a decrease of $1.8 million. This decrease was primarily due to a $1.4 million decrease in the trading margin primarily due to lower per unit margins on equipment sold and lower sales volumes. Leasing margin decreased by $0.4 million due to less on-hire units.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
We continue to have sizable cash in-flows. For the twelve months ended March 31, 2016, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $565.2 million. In addition, as of March 31, 2016 we had $73.7 million of unrestricted cash and $319.1 million of additional borrowing capacity under our current credit facilities.

As of March 31, 2016, major committed cash outflows in the next 12 months include $295.5 million of scheduled principal payments on our existing debt facilities and $65.6 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At March 31, 2016, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Maximum Borrowing Commitment
Asset backed securitization (ABS) term notes	$1,038.9	$1,038.9
Term loan facilities	1,071.7	1,155.8
Asset backed warehouse facility	620.0	750.0
Revolving credit facilities	445.0	550.0
Capital lease obligations	57.2	57.2
Total Debt	$3,232.8	$3,551.9
Deferred financing costs	(24.4)	—
Debt, net of unamortized deferred financing costs	$3,208.4	$3,551.9
Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. Thus, the maximum commitment levels depicted in the chart above may not reflect the actual availability under all of the credit facilities.
As of March 31, 2016, we had $1,273.8 million of debt outstanding on facilities with fixed interest rates and $1,959.0 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). We economically hedge the risks associated with fluctuations in interest rates on our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2016, we had interest rate swaps in place with a notional amount of $1,123.0 million to fix the floating interest rates on a portion of our floating rate debt obligations.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. As of March 31, 2016, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

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
Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets. As of March 31, 2016, the minimum and actual consolidated Covenant EBIT to Cash Interest Expense ratio and Covenant EBIT to Cash Interest Expense ratio for each of the issuers of our debt facilities whose initial borrowing capacity was approximately $200 million or greater were as follows:

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
Consolidated	1.10	2.09
TAL Advantage III, LLC	1.30	2.23
TAL Advantage V, LLC	1.10	2.35*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of March 31, 2016, each series is in compliance.
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
For the majority of our debt facilities, the Minimum TNW is calculated as $321.4 million plus 50% of cumulative net income or loss since January 1, 2006, which as of March 31, 2016 was $745.2 million. As of March 31, 2016, the actual TNW for each of our SPEs and for the $450 million revolving credit facility was $1,087.3 million. As of March 31, 2016, the maximum and actual Indebtedness to TNW ratios for each of our debt facilities whose initial borrowing capacity was approximately $200 million or greater was as follows:

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
Consolidated	4.75	3.22
TAL Advantage III, LLC	4.75	3.02
TAL Advantage V, LLC	4.75	3.02
As of March 31, 2016, our outstanding debt on facilities whose initial borrowing capacity was approximately $200 million or greater was approximately $2.8 billion. Outstanding debt on the remaining facilities of $0.4 billion have various other debt covenants, all of which the Company is in compliance with as of March 31, 2016.
Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Cash Flow
The following table sets forth certain cash flow information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$95,536	$91,248
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	$(97,141)	$(258,552)
Proceeds from sale of equipment, net of selling costs	29,686	37,661
Cash collections on finance lease receivables, net of income earned	10,463	10,474
Other	(73)	(74)
Net cash (used in) investing activities	$(57,065)	$(210,491)
Net cash (used in) provided by financing activities	$(23,698)	$111,820
Operating Activities
Net cash provided by operating activities increased by $4.3 million to $95.5 million in the three months ended March 31, 2016, compared to $91.2 million in the same period in 2015. We had fewer net purchases of equipment bought for resale in 2016, for a net increase to cash provided by operating activities of $11.2 million. In addition, our net collections from customers in 2016 were higher than 2015 by $3.2 million. Partially offsetting these increases was a decrease of $10.8 million in earnings excluding non-cash expenses as a result of the weak market environment.
Investing Activities
Net cash used in investing activities decreased by $153.4 million to $57.1 million in the three months ended March 31, 2016, compared to $210.5 million in the same period in 2015. This decrease was primarily due to a decrease in the purchase of leasing equipment of $161.4 million. In addition, we had lower proceeds from the sale of equipment by $8.0 million due to lower selling prices on equipment sold.
Financing Activities
In the three months ended March 31, 2016, cash flows used in financing activities was $23.7 million, compared to cash flows provided by financing activities of $111.8 million in the same period in 2015. During the first quarter of 2016, we had net payments under our various debt facilities of $10.2 million, compared to net borrowings of $139.3 million in the first quarter of 2015.
Also during the first quarter 2016, dividend payments decreased by $8.8 million, purchases of treasury stock decreased by $4.4 million, and restricted cash requirements decreased by $0.7 million compared to the same period last year.

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
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2016:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2016	2017	2018	2019	2020 and thereafter
	(dollars in millions)
Principal debt obligations	$3,175.9	$203.3	$301.2	$771.0	$603.1	$1,297.3
Interest on debt obligations(1)	462.6	77.0	96.0	82.2	64.6	142.8
Capital lease obligations(2)	60.5	23.9	18.8	17.8	—	—
Operating leases (mainly facilities)	6.0	1.4	1.4	1.2	2.0	—
Purchase obligations:
Equipment purchases payable	40.2	40.2	—	—	—	—
Equipment purchase commitments	25.4	25.4	—	—	—	—
Total contractual obligations	$3,770.6	$371.2	$417.4	$872.2	$669.7	$1,440.1
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on March 31, 2016 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our 2015 Form 10-K filed with the SEC on February 29, 2016, as amended.

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
As of March 31, 2016, we had interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Notional Amount	Weighted Average Fixed (Pay) Leg Interest Rate	Weighted Average Remaining Term
$1,123 Million	2.00%	6.4 years
For the three months ended March 31, 2016 and 2015, we recognized unrealized losses of $36.0 million and $24.4 million, respectively, in accumulated other comprehensive loss related to changes in the fair value of the designated agreements. Changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of income as net gains or losses on interest rate swaps. We recognized net activity on interest rate swaps in the three months ended March 31, 2016 and 2015 as follows (amounts in millions):

	Three Months Ended March 31,
	2016	2015
Net loss on interest rate swaps	$0.8	$0.7
Since 57% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $7.9 million in interest expense over the next 12 months.
ITEM 4.    CONTROLS AND PROCEDURES.
Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
For a detailed discussion of our risk factors, refer to our 2015 Form 10-K as amended filed with the Securities and Exchange Commission on February 29, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In the first quarter of 2016, TAL had no repurchases of shares. TAL repurchased 81,915 shares in the first quarter of 2015, at an average price of $41.40 per share. As part of the joint announcement of the TAL and Triton transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs.

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
4.59*
First Amendment to the Term Loan Agreement dated as of April 26, 2016 by and between TAL International Container Corporation, as Borrower, the Lenders from time to time party thereto, as Lenders, Suntrust Bank, as Administrative Agent for itself and other Lenders.

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

TAL International Group, Inc.

May 10, 2016	By:	/s/ JOHN BURNS
John Burns
Senior Vice President and Chief Financial Officer (Principal Financial Officer)